Form 10-Q
period 2009-06-30
PLAINS CAPITAL CORP
filed 2009-08-12
CIK 822083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File Number: 000-53629

PLAINS CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Texas	75-2182440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2323 Victory Avenue, Suite 1400, Dallas, Texas 75219

(Address of principal executive offices, including zip code)

(214) 252-4000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009, there were 10,422,557 shares of the registrant’s Common Stock, $10.00 par value, outstanding.

Plains Capital Corporation

Quarterly Report on Form 10-Q for the period ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Plains Capital Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2009 (Unaudited)	December 31, 2008
	(In thousands)
Assets
Cash and due from banks	$86,232	$92,785
Federal funds sold	15,353	21,786
Assets segregated for regulatory purposes	15,000	11,500
Loans held for sale	405,671	198,866
Securities
Held to maturity, fair market value $241,203 and $217,019, respectively	243,527	217,209
Available for sale, amortized cost $180,557 and $165,417 respectively	181,246	166,557
Trading, at fair market value	13,644	1,561

	438,417	385,327

Loans, gross	3,076,479	2,969,506
Unearned income	(4,380)	(3,887)
Allowance for loan losses	(31,778)	(40,672)

Loans, net	3,040,321	2,924,947

Broker/dealer and clearing organization receivables	102,080	45,331
Fee award receivable	20,917	21,544
Investment in unconsolidated subsidiaries	2,012	2,012
Premises and equipment, net	60,186	57,336
Accrued interest receivable	15,434	16,164
Other real estate owned	10,632	9,637
Goodwill, net	35,880	36,486
Other intangible assets, net	14,045	82
Other assets	145,494	128,193

Total assets	$4,407,674	$3,951,996

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$177,471	$194,901
Interest-bearing	2,753,487	2,731,198

Total deposits	2,930,958	2,926,099

Broker/dealer and clearing organization payables	139,325	59,203
Short-term borrowings	659,276	256,452
Treasury tax and loan note option account	3,075	3,424
Capital lease obligation	8,512	8,651
Notes payable	70,180	151,014
Junior subordinated debentures	67,012	67,012
Other liabilities	105,462	78,617

Total liabilities	3,983,800	3,550,472

Commitments and contingencies

Shareholders’ equity
Plains Capital Corporation shareholders’ equity
Preferred stock, $1 par value per share, authorized 5,000,000 shares;
Series A, 87,631 shares issued	83,172	82,736
Series B, 4,382 shares issued	4,849	4,895
Common stock, $10 par value per share, authorized 50,000,000 shares; issued 10,529,461 and 10,524,506 shares, respectively	105,295	105,245
Surplus	44,686	42,232
Retained earnings	187,645	167,865
Accumulated other comprehensive income	270	331

	425,917	403,304
Unearned ESOP shares (106,904 shares)	(3,489)	(3,489)

Total Plains Capital Corporation shareholders’ equity	422,428	399,815
Noncontrolling interest	1,446	1,709

Total shareholders’ equity	423,874	401,524

Total liabilities and shareholders’ equity	$4,407,674	$3,951,996

See accompanying notes.

Plains Capital Corporation and Subsidiaries

Consolidated Statements of Income - Unaudited

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$45,132	$44,636	$87,463	$94,994
Securities	4,076	2,255	8,202	4,588
Federal funds sold	26	124	33	261
Interest-bearing deposits with banks	13	7	25	47
Other	1,625	160	2,783	370

Total interest income	50,872	47,182	98,506	100,260

Interest expense
Deposits	7,219	11,388	16,003	26,290
Short-term borrowings	739	2,365	1,296	6,907
Capital lease obligation	109	112	218	167
Notes payable	806	921	1,620	1,514
Junior subordinated debentures	775	1,053	1,640	2,165
Other	237	—	385	—

Total interest expense	9,885	15,839	21,162	37,043

Net interest income	40,987	31,343	77,344	63,217
Provision for loan losses	10,750	2,883	24,763	5,183

Net interest income after provision for loan losses	30,237	28,460	52,581	58,034

Noninterest income
Service charges on depositor accounts	2,208	2,419	4,420	4,663
Net realized gains on sale of securities	—	—	301	—
Income from loan origination and net gains from sale of loans	63,309	21,483	111,728	42,611
Trust fees	878	1,128	1,772	2,194
Investment advisory fees and commissions	19,009	1,559	32,865	3,230
Securities brokerage fees and commissions	4,844	11	9,794	33
Other	1,217	1,333	1,151	2,534

Total noninterest income	91,465	27,933	162,031	55,265

Noninterest expense
Employees’ compensation and benefits	61,771	26,135	110,279	53,214
Occupancy and equipment, net	11,871	6,411	23,243	13,046
Professional services	4,879	2,767	8,919	5,264
Deposit insurance premium	3,487	390	4,048	788
Repossession and foreclosure, net of recoveries	1,079	1,119	2,113	1,851
Other	13,652	6,858	25,419	13,951

Total noninterest expense	96,739	43,680	174,021	88,114

Income before income taxes	24,963	12,713	40,591	25,185
Income tax provision	8,866	4,523	14,468	8,866

Net income	16,097	8,190	26,123	16,319
Less: Net income attributable to noncontrolling interest	33	84	56	182

Net income attributable to Plains Capital Corporation	16,064	8,106	26,067	16,137
Dividends on preferred stock and other	1,379	—	2,938	—

Income applicable to Plains Capital Corporation common shareholders	$14,685	$8,106	$23,129	$16,137

Earnings per common share
Basic	$1.41	$0.93	$2.23	$1.85

Diluted	$1.33	$0.93	$2.10	$1.84

See accompanying notes.

Plains Capital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity - Unaudited

		Plains Capital Corporation Shareholders
	Comprehensive Income	Preferred Stock		Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Noncontrolling Interest	Total
		Shares	Amount	Shares	Amount
	(Dollars in thousands)
Balance, January 1, 2008		—	$—	8,816,143	$88,161	$1,200	$149,694	$(1,173)	$(3,992)	$1,849	$235,739
Cumulative effect of the adoption of EITF 06-4, Accounting for Endorsement Split-Dollar Life Insurance		—	—	—	—	—	(676)	—	—	—	(676)
Stock option plans’ activity, including compensation expense		—	—	8,621	87	280	—	—	—	—	367
ESOP activity		—	—	—	—	—	37	—	—	—	37
Dividends on common stock ($0.30 per share)		—	—	—	—	—	(2,647)	—	—	—	(2,647)
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(577)	(577)
Comprehensive income:
Net income	$16,319	—	—	—	—	—	16,137	—	—	182	16,319
Other comprehensive income (loss):
Unrealized losses on securities available for sale, net of tax of $74.8	(145)
Unrealized losses on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $161.2	(313)
Unrealized losses on customer-related cash flow hedges, net of tax of $3.3	(7)

Other comprehensive loss	(465)	—	—	—	—	—	—	(465)	—	—	(465)

Total comprehensive income	$15,854

Balance, June 30, 2008		—	$—	8,824,764	$88,248	$1,480	$162,545	$(1,638)	$(3,992)	$1,454	$248,097

Balance, January 1, 2009		92,013	$87,631	10,524,506	$105,245	$42,232	$167,865	$331	$(3,489)	$1,709	$401,524
Stock option plans’ activity, including compensation expense		—	—	4,976	50	2,027	—	—	—	—	2,077
Adjustment to stock issued in business combination		—	—	(21)	—	(1)	—	—	—	—	(1)
Stock-based compensation expense		—	—	—	—	428	—	—	—	—	428
ESOP activity		—	—	—	—	—	32	—	—	—	32
Dividends on common stock ($0.30 per share)		—	—	—	—	—	(3,382)	—	—	—	(3,382)
Dividends on preferred stock		—	—	—	—	—	(2,547)	—	—	—	(2,547)
Preferred stock discount and accretion		—	390	—	—	—	(390)	—	—	—	—
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(319)	(319)
Comprehensive income:
Net income	$26,123	—	—	—	—	—	26,067	—	—	56	26,123
Other comprehensive income (loss):
Unrealized losses on securities available for sale, net of tax of $153.1	(297)
Unrealized gains on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $124.6	242
Unrealized losses on customer-related cash flow hedges, net of tax of $3.3	(6)

Other comprehensive loss	(61)	—	—	—	—	—	—	(61)	—	—	(61)

Total comprehensive income	$26,062

Balance, June 30, 2009		92,013	$88,021	10,529,461	$105,295	$44,686	$187,645	$270	$(3,489)	$1,446	$423,874

See accompanying notes.

Plains Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net income	$26,123	$16,319
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan losses	24,763	5,183
Net losses on other real estate owned	1,597	950
Depreciation and amortization	5,130	3,689
Stock-based compensation expense	548	98
Net realized gains on sale of securities	(301)	—
Loss (gain) on sale of premises and equipment	(11)	89
Stock dividends on securities	(30)	(342)
Deferred income taxes	2,894	(586)
Payments (deposits) for claims in litigation	—	6,816
Changes in assets segregated for regulatory purposes	(3,500)	—
Changes in trading securities	(12,083)	—
Changes in broker/dealer and clearing organization receivables	(56,749)	—
Changes in fee award receivable	627	—
Changes in broker/dealer and clearing organization payables	80,122	—
Changes in other assets	8,151	(215)
Changes in other liabilities	14,512	(6,975)
Net gains from loan origination and sale of loans	(111,728)	(42,611)
Loans originated for sale	(2,977,014)	(1,079,749)
Proceeds from loans sold	2,853,737	1,095,901

Net cash used in operating activities	(143,212)	(1,433)

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	5,251	2,819
Proceeds from sales, maturities and principal reductions of securities available for sale	89,047	18,720
Purchases of securities held to maturity	(47,571)	(6,317)
Purchases of securities available for sale	(87,768)	(10,000)
Net increase in loans	(148,141)	(141,461)
Purchases of premises and equipment and other assets	(7,702)	(5,700)
Proceeds from sales of premises and equipment and other real estate owned	5,703	6,702
Net cash paid for Federal Home Loan Bank and Federal Reserve Bank stock	(11,574)	(160)
Other, net	—	(464)

Net cash used in investing activities	(202,755)	(135,861)

Financing Activities
Net increase in deposits	17,045	115,242
Net increase (decrease) in short-term borrowings	402,824	(98,860)
Net decrease in treasury tax and loan note option account	(349)	(264)
Proceeds from notes payable	500	104,250
Payments on notes payable	(81,334)	(7,054)
Proceeds from junior subordinated debentures	—	15,464
Proceeds from sale of common stock	72	218
Dividends paid on preferred and common stock	(5,319)	(2,647)
Cash distributions to noncontrolling interest	(319)	(577)
Other, net	(139)	(106)

Net cash provided by financing activities	332,981	125,666

Net decrease in cash and cash equivalents	(12,986)	(11,628)
Cash and cash equivalents at beginning of period	114,571	126,422

Cash and cash equivalents at end of period	$101,585	$114,794

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$22,401	$40,308

Income taxes	$10,680	$7,005

Supplemental Schedule of Noncash Activities
Conversion of loans to other real estate owned	$10,161	$10,630

Capital leases	$—	$4,899

See accompanying notes.

Plains Capital Corporation and Subsidiaries

Notes to Consolidated Interim Financial Statements – Unaudited

June 30, 2009

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The unaudited consolidated financial statements of Plains Capital Corporation, a Texas corporation, and its subsidiaries (“we,” “us,” “our,” “our company,” or “Plains Capital”) for the three- and six-month periods ended June 30, 2009 and 2008 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Plains Capital is a financial holding company and a bank holding company headquartered in Dallas, Texas, that provides, through its subsidiaries, a broad array of products and services from offices primarily located throughout Texas. In addition to general commercial and consumer banking, other products and services offered include mortgage origination, investment banking, financial advisory services, trust and investment management, leasing, treasury management, and item processing.

Plains Capital owns 100% of the outstanding stock of PlainsCapital Bank (the “Bank”) and PlainsCapital Equity, LLC. Plains Capital owns a 60.9% interest in Hester Capital Management, LLC (“Hester Capital”). The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”), PNB Aero Services, Inc., PCB-ARC, Inc. and 90% of the outstanding stock of Plains Financial Corporation (“PFC”). The Bank has a 100% interest in First Southwest Holdings, LLC (“First Southwest”), PlainsCapital Leasing, LLC, and PlainsCapital Securities, LLC, as well as a 51% voting interest in PlainsCapital Insurance Services, LLC.

After the close of business on December 31, 2008, First Southwest Holdings, Inc., a diversified, private investment banking corporation headquartered in Dallas, Texas merged into FSWH Acquisition LLC, a wholly-owned subsidiary of the Bank. Following the merger, FSWH Acquisition LLC changed its name to First Southwest Holdings, LLC. The principal subsidiaries of First Southwest are First Southwest Company (“FSC”), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”), First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940, and First Southwest Leasing Company. Please see Note 2 for further discussion of the acquisition.

The consolidated interim financial statements include the accounts of the above-named entities. All significant intercompany transactions and balances have been eliminated. Noncontrolling interests have been recorded for minority ownership in entities that are not wholly owned and are presented in compliance with the provisions of SFAS 160, as discussed below.

Plains Capital also owns 100% of the outstanding common stock of PCC Statutory Trusts I, II, III, and IV (Trusts), which are not included in the consolidated financial statements under FIN 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46(R)), because the primary beneficiaries of the Trusts are not within the consolidated group.

The consolidated interim financial statements of Plains Capital and subsidiaries are unaudited, but in the opinion of management, contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results of the interim periods presented. The consolidated interim financial statements have been prepared in compliance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the SEC. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Amendment No. 2 to our registration statement on Form 10 filed with the SEC on July 10, 2009. Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

1. Summary of Significant Accounting and Reporting Policies (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, the fair values of financial instruments and the status of contingencies are particularly subject to change.

Comprehensive Income (Loss)

Plains Capital’s comprehensive income (loss) consists of its net income and unrealized holding gains (losses) on its available for sale securities, investments held in trust for the Supplemental Executive Retirement Plan and derivative instruments designated as cash flow hedges.

The components of accumulated other comprehensive income (loss), net of taxes, at June 30, 2009 and December 31, 2008 are shown in the following table (in thousands):

	June 30, 2009	December 31, 2008
Unrealized gain on securities available for sale	$455	$752
Unrealized loss on securities held in trust for the Supplemental Executive Retirement Plan	(318)	(561)
Unrealized gain on customer-related cash flow hedges	133	140

	$270	$331

Earnings per Common Share

On January 1, 2009, Plains Capital adopted Financial Accounting Standards Board (FASB) Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. Plains Capital has shares of restricted stock outstanding that are participating securities under the provisions of FSP EITF 03-6-1. In addition, shares of Plains Capital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition qualify as participating securities. Accordingly, Plains Capital has computed earnings per common share using the two-class method described in Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share beginning January 1, 2009, and has retrospectively adjusted previously reported earnings per common share data to conform to the two-class method.

Noncontrolling Interest

On January 1, 2009, Plains Capital adopted SFAS 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 5. SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, also referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the minority interest. It also requires disclosure of the amounts of consolidated net income attributable to the parent and the minority interest on the face of the consolidated income statement. Plains Capital has applied the provisions of SFAS 160 to its consolidated interim financial statements and retrospectively adjusted previously reported noncontrolling interest amounts to conform to the new provisions.

1. Summary of Significant Accounting and Reporting Policies (continued)

Subsequent Events

In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. Plains Capital first applied the provisions of SFAS 165 to its consolidated interim financial statements for the period ended June 30, 2009. Accordingly, Plains Capital has evaluated events and transactions occurring through August 12, 2009, the date the consolidated interim financial statements were issued, for potential recognition or disclosure in the financial statements.

Reclassification

Certain items in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

2. Acquisition

As described in Note 1, First Southwest Holdings, Inc., a diversified, private investment banking corporation headquartered in Dallas, Texas, was merged with and into First Southwest after the close of business December 31, 2008. First Southwest is the surviving entity in the transaction. Plains Capital’s consolidated income statement includes the operations of First Southwest from January 1, 2009, while the assets and liabilities of First Southwest were included, at estimated fair value, in the consolidated balance sheet at December 31, 2008, the acquisition date.

The acquisition cost of First Southwest Holdings, Inc. was approximately $62.7 million, composed of approximately 1.7 million shares of Plains Capital stock valued at $57.7 million, First Southwest Holdings, Inc. stock options that were converted to Plains Capital stock options, the estimated fair value of which was $1.9 million, and $3.1 million of transaction costs. The value of $34 per share of Plains Capital common stock was the product of negotiations between the parties and was supported by a third-party, independent valuation.

In addition, First Southwest has placed approximately 566,000 shares of Plains Capital common stock, valued at approximately $19.2 million, into escrow. The percentage of shares to be released from escrow and distributed to former First Southwest stockholders will be determined based upon the valuation of certain auction rate bonds held by First Southwest prior to the merger (or to be repurchased from investors following the closing of the merger) as of the last day of December 2012 or, if applicable, the aggregate sales price of such auction rate bonds prior to such date. The release of the escrowed shares will be further adjusted for certain specified losses, if any, during the earnout period and any excess dividend payments. If the value or aggregate sales price, as applicable, of the auction rate bonds is less than 80% of the face value of the auction rate bonds, no shares of Plains Capital common stock will be distributed from escrow to former First Southwest stockholders. If the value or aggregate sales price of the auction rate bonds falls between 80% and 90% of face value, former First Southwest stockholders will receive an increasing portion of the Plains Capital shares held in escrow. If the value or aggregate sales price of the auction rate bonds equals or exceeds 90% of face value, former First Southwest stockholders will receive all of the Plains Capital shares held in escrow subject to certain specified losses, if any. Any shares issued out of the escrow will be accounted for as additional acquisition cost. The auction rate bonds held by First Southwest Holdings, Inc. prior to the merger were purchased by the Bank on December 31, 2008, at the closing of the acquisition.

Subsequent to the initial purchase price allocation, Plains Capital determined that the estimated aggregate fair value of First Southwest Holdings, Inc. stock options that were converted to Plains Capital stock options was approximately $1.9 million, as noted above. Plains Capital is using a third-party valuation specialist to assist in the determination of the fair value of assets acquired, including intangibles, and liabilities assumed in the acquisition. In June 2009, we identified intangible assets with an estimated fair value of approximately $14.0 million. The identification process regarding intangibles is not complete, and estimated fair value identified thus far may change. Accordingly, the allocation of the purchase price is preliminary and subject to further refinement. The estimated cost of intangible assets subject to amortization will be amortized on a prospective basis beginning July 1, 2009.

2. Acquisition (continued)

The initial purchase price allocation, as subsequently adjusted, resulted in net assets acquired in excess of consideration paid of approximately $11.1 million. That amount has been recorded in other liabilities until the contingent consideration issue described previously is settled. Upon resolution of the contingent consideration issue the acquisition cost of First Southwest may increase, resulting in a smaller excess of net assets acquired over consideration paid, or in certain circumstances, an excess of consideration paid over net assets acquired, that would result in recording goodwill from the transaction.

3. Securities

The amortized cost and fair value of securities as of June 30, 2009, and December 31, 2008 are summarized as follows (in thousands):

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2009
U. S. government agencies
Mortgage-backed securities	$18,632	$820	$(9)	$19,443
Collateralized mortgage obligations	26,291	471	(89)	26,673
States and political subdivisions	78,522	942	(2,068)	77,396
Auction rate bonds	120,082	708	(3,099)	117,691

Totals	$243,527	$2,941	$(5,265)	$241,203

As of December 31, 2008
U. S. government agencies
Mortgage-backed securities	$19,982	$585	$—	$20,567
Collateralized mortgage obligations	29,030	171	(116)	29,085
States and political subdivisions	57,228	474	(1,304)	56,398
Auction rate bonds	110,969	—	—	110,969

Totals	$217,209	$1,230	$(1,420)	$217,019

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2009
U. S. government agencies
Mortgage-backed securities	$26,865	$257	$(254)	$26,868
Collateralized mortgage obligations	58,219	739	(216)	58,742
States and political subdivisions	26,400	—	—	26,400
Auction rate bonds	69,073	340	(177)	69,236

Totals	$180,557	$1,336	$(647)	$181,246

As of December 31, 2008
U. S. Treasury securities	$11,920	$33	$—	$11,953
U. S. government agencies
Bonds	10,000	38	—	10,038
Mortgage-backed securities	35,037	708	(306)	35,439
Collateralized mortgage obligations	67,848	731	(64)	68,515
Auction rate bonds	40,612	—	—	40,612

Totals	$165,417	$1,510	$(370)	$166,557

3. Securities (continued)

Information regarding securities that were in an unrealized loss position as of June 30, 2009, is shown in the following tables (dollar amounts in thousands):

	As of June 30, 2009
	Number of Securities	Fair Value	Unrealized Losses
Held to maturity
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	1	$495	$9
Unrealized loss for more than twelve months	—	—	—

	1	495	9
Collateralized mortgage obligations
Unrealized loss for less than twelve months	1	6,260	89
Unrealized loss for more than twelve months	—	—	—

	1	6,260	89
States and political subdivisions
Unrealized loss for less than twelve months	41	18,910	450
Unrealized loss for more than twelve months	38	16,846	1,618

	79	35,756	2,068
Auction rate bonds
Unrealized loss for less than twelve months	4	93,682	3,099
Unrealized loss for more than twelve months	—	—	—

	4	93,682	3,099
Total held to maturity
Unrealized loss for less than twelve months	47	119,347	3,647
Unrealized loss for more than twelve months	38	16,846	1,618

	85	$136,193	$5,265

Available for sale
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	2	$5,946	$32
Unrealized loss for more than twelve months	1	5,005	222

	3	10,951	254
Collateralized mortgage obligations
Unrealized loss for less than twelve months	4	$17,306	$216
Unrealized loss for more than twelve months	—	—	—

	4	17,306	216
Auction rate bonds
Unrealized loss for less than twelve months	1	22,656	177
Unrealized loss for more than twelve months	—	—	—

	1	22,656	177
Total available for sale
Unrealized loss for less than twelve months	7	45,908	425
Unrealized loss for more than twelve months	1	5,005	222

	8	$50,913	$647

3. Securities (continued)

Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Bank expects to receive full value for the securities. Management also has the intent and ability to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. As of June 30, 2009, management believes the impairments detailed in the table are temporary and relate to changes in interest rates. Accordingly, no other-than-temporary impairment loss has been recognized in Plains Capital’s consolidated statements of income.

The amortized cost and fair value of securities, excluding trading securities, are shown by contractual maturity below (in thousands).

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,297	$1,304	$—	$—
Due after one year through five years	3,360	3,523	—	—
Due after five years through ten years	14,260	14,178	—	—
Due after ten years	179,687	176,082	95,473	95,636

	198,604	195,087	95,473	95,636

Mortgage-backed securities	18,632	19,443	26,865	26,868
Collateralized mortgage obligations	26,291	26,673	58,219	58,742

	$243,527	$241,203	$180,557	$181,246

The Bank did not sell securities in the three months ended June 30, 2009. For the six months ended June 30, 2009, the Bank received proceeds from the sale of available for sale securities of $21.3 million and realized gross gains of $0.3 million. The Bank determines the cost of securities sold by specific identification. The Bank did not sell securities in the six months ended June 30, 2008.

In June 2009, the Bank’s banking regulators issued their report on the Bank’s most recent examination. The report included a finding that the Bank held auction rate bonds from a single issuer in excess of the amounts allowed by federal and state banking regulations. As a result, the banking regulators required the Bank to provide a plan to bring its auction rate bond holdings into compliance with applicable regulations by September 30, 2009. In response to the regulatory finding, the Bank transferred auction rate bonds with a net carrying amount of $22.6 million from held to maturity to available for sale in June 2009. The net carrying amount of the transferred securities included an unrealized loss of $0.2 million. In addition, the issuer of certain auction rate bonds held by the Bank called at par value $12.0 million of auction rate bonds in July 2009. The auction rate bonds subject to the July 2009 call were classified as held to maturity at June 30, 2009.

Securities with a carrying amount of approximately $358.5 million and $231.1 million (fair value of approximately $358.9 million and $232.0 million) at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. In addition, the Bank had secured a letter of credit from the Federal Home Loan Bank (FHLB) in the amount of $191 million and $150 million at June 30, 2009 and December 31, 2008, respectively, in lieu of pledging securities to secure certain public deposits.

4. Loans and Allowance for Loan Losses

Loans summarized by category as of June 30, 2009 and December 31, 2008, are as follows (in thousands):

	June 30, 2009	December 31, 2008
Commercial and industrial	$1,226,854	$1,262,456
Lease financing	93,046	101,902
Construction and land development	536,991	585,320
Real estate	1,007,363	839,099
Securities (primarily margin loans)	160,247	129,638
Consumer	51,978	51,091

	3,076,479	2,969,506
Unearned income	(4,380)	(3,887)
Allowance for loan losses	(31,778)	(40,672)

	$3,040,321	$2,924,947

Impaired (non-accrual) loans totaled approximately $53.5 million and $46.8 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, an allowance of approximately $7.4 million was associated with $49.6 million of impaired loans. At December 31, 2008, an allowance for loan loss of approximately $23.7 million was associated with $44.7 million of impaired loans, a significant portion of which were charged off in the six months ended June 30, 2009. The average aggregate balance of impaired loans for the three months ended June 30, 2009 and 2008 was approximately $56.0 million and $35.2 million, respectively. For the six months ended June 30, 2009 and 2008, the average aggregate balance of impaired loans was approximately $53.3 million and $26.5 million, respectively. Interest income recorded on impaired loans for the three- and six-month periods ended June 30, 2009 and 2008 was nominal.

At June 30, 2009 and December 31, 2008, the Bank had loans of approximately $0.2 million and $3.6 million, respectively that were more than 90 days past due, but upon which the Bank continued to accrue interest.

PlainsCapital Leasing, LLC’s net investment in lease financing at June 30, 2009 and December 31, 2008 is shown in the following table (in thousands).

	June 30, 2009	December 31, 2008
Future minimum lease payments	$99,887	$110,405
Unguaranteed residual value	672	369
Guaranteed residual value	2,679	2,768
Initial direct costs, net of amortization	456	589
Unearned income	(10,648)	(12,229)

	$93,046	$101,902

At June 30, 2009 and December 31, 2008, PlainsCapital Leasing, LLC had lease financing receivables of approximately $0.1 million and $0.3 million, respectively that were more than 90 days past due, but upon which PlainsCapital Leasing, LLC continued to accrue interest.

4. Loans and Allowance for Loan Losses (continued)

Changes in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$29,123	$26,289	$40,672	$26,517
Provision charged to operations	10,750	2,883	24,763	5,183
Loans charged-off	(8,423)	(2,776)	(34,196)	(5,544)
Recoveries on charged-off loans	328	403	539	643

Balance at end of period	$31,778	$26,799	$31,778	$26,799

5. Deposits

Deposits at June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Noninterest-bearing demand	$177,471	$194,901
Interest-bearing:
NOW accounts	80,580	43,753
Money market	1,311,346	970,477
Demand	49,272	65,291
Savings	124,900	151,341
In foreign branches	98,248	136,454
Time - $100,000 and over	644,466	567,149
Time - brokered	222,992	564,378
Time - other	221,683	232,355

	$2,930,958	$2,926,099

6. Short-Term Borrowings

Short-term borrowings at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009	December 31, 2008
Federal funds purchased	$105,525	$165,125
Securities sold under agreements to repurchase	27,751	73,327
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) notes	500,000	—
Short-term bank loans	26,000	18,000

	$659,276	$256,452

Federal funds purchased and securities sold under agreements to repurchase generally mature daily, on demand, or on some other short-term basis. The Bank and FSC execute transactions to sell securities under agreements to repurchase with both their customers and broker/dealers. Securities involved in these transactions are held by the Bank, FSC, or the dealer. Information concerning federal funds purchased and securities sold under agreements to repurchase is shown in the following table (dollar amounts in thousands):

	Six Months Ended June 30,
	2009	2008
Average balance during the period	$250,762	$191,943
Average interest rate during the period	0.36%	2.54%

	June 30, 2009	December 31, 2008
Securities underlying the agreements at end of period
Carrying value	$37,844	$54,394
Estimated fair value	$38,003	$54,684

FHLB notes mature over terms not exceeding 365 days and are secured by FHLB Dallas stock, nonspecified real estate loans, and certain specific commercial real estate loans. FRB notes mature in either 28 or 154 days and are secured primarily by commercial and industrial loans. The weighted average rate on FHLB and FRB notes at June 30, 2009 was 0.50%. No FHLB or FRB notes were outstanding at December 31, 2008.

First Southwest uses short-term bank loans periodically to finance securities owned, customers’ margin accounts, and other short-term operating activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at June 30, 2009 and December 31, 2008 was 1.35% and 1.19%, respectively.

7. Notes Payable

Notes payable at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Federal Home Loan Bank Dallas advances	$1,591	$1,647
Revolving credit line with JPMorgan Chase not to exceed $20,000,000. Facility matures July 31, 2010, with interest payable quarterly.	17,500	18,000
Revolving credit line with JPMorgan Chase not to exceed $10,000,000. Advances under the facility are related to PlainsCapital Equity, LLC. Facility matures July 31, 2010, with interest payable quarterly.	7,650	7,650
Term note with JPMorgan Chase, due July 31, 2010, with interest payable semi-annually.	3,500	4,000
Term note with JPMorgan Chase, due October 27, 2015, with interest payable quarterly.	500	500
Subordinated note with JPMorgan Chase, not to exceed $20,000,000. Facility matures October 27, 2015 with interest payable quarterly.	20,000	20,000
First Southwest nonrecourse notes, due January 25, 2035 with interest payable quarterly.	19,439	20,597
Other First Southwest notes payable	—	78,620

	$70,180	$151,014

The revolving credit facilities maturing in July 2010 and the term notes due July 2010 and October 2015 bear interest at LIBOR plus 2.50% (3.1% at June 30, 2009).

Advances under the subordinated note maturing in October 2015 bear interest at LIBOR plus 5.00%. The rate on each of the outstanding advances under the subordinated note at June 30, 2009 was 5.6%.

At the closing of the acquisition described in Note 2, First Southwest had $78.6 million of notes payable that financed the auction rate bonds First Southwest Holdings, Inc. held prior to the acquisition. First Southwest used the proceeds received from the sale of the auction rate bonds to the Bank, as discussed in Note 2, to retire the notes payable in January 2009.

8. Income Taxes

Plains Capital’s effective tax rate was 35.5% and 35.6% for the three months ended June 30, 2009 and 2008, respectively. Plains Capital’s effective tax rate was 35.6% and 35.2% for the six months ended June 30, 2009 and 2008, respectively.

Plains Capital files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. Plains Capital is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. The Internal Revenue Service is currently examining Plains Capital’s federal income tax return for 2006. Plains Capital does not expect any adjustments resulting from the examination to have a significant impact on its financial position, results of operations, or cash flows.

9. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $6.4 million and zero at June 30, 2009 and December 31, 2008, respectively.

Legal Matters

In November 2006, FSC received subpoenas from the SEC and the United States Department of Justice (“DOJ”) in connection with an investigation of possible antitrust and securities law violations, including bid-rigging, in the procurement of guaranteed investment contracts and other investment products for the reinvestment of bond proceeds by municipalities. The investigation is industry-wide and includes approximately 30 or more firms, including some of the largest U.S. investment firms. To the extent that its participation is requested, FSC will continue to cooperate with these investigations.

As a result of these SEC and DOJ investigations into industry-wide practices, FSC was named as a co-defendant in a series of civil lawsuits filed during 2008 in several different federal courts by various state and local governmental entities suing on behalf of themselves and a purported class of similarly situated governmental entities. A similar set of lawsuits were filed in California state courts by various local governmental entities. The California suits were removed to federal court, and all of the cases have been consolidated in federal court in New York. On April 29, 2009, the judge in the consolidated cases dismissed all claims asserted against FSC and nearly all other defendants from the lawsuit. The court granted plaintiffs until June 18, 2009 to re-plead the case to cite specific instances of alleged anti-competitive behavior by specific individuals at specific defendants. On June 18, 2009, the plaintiffs filed a second amended class action complaint. While FSC is not named as a defendant in this second amended complaint, it is identified as an alleged co-conspirator with the named defendants.

As part of an industry-wide inquiry by FINRA into sales practices related to auction rate bonds, FSC executed a term sheet in 2008 in which it agreed to pay a fine and to buy back $41.6 million of auction rate bonds at par from a defined class of customers. The fine was paid in 2008, and the auction rate bonds were purchased from these customers in February 2009. FSC recorded a liability of $3.8 million as of December 31, 2008 representing the loss relating to this settlement. In addition, for a 60-day period commencing June 16, 2009, FSC has agreed to use its best efforts to provide liquidity to certain other customers not otherwise part of the defined class referenced above.

Plains Capital and subsidiaries are defendants in various other legal matters arising in the normal course of business. Management believes that the ultimate liability, if any, arising from these matters will not materially affect the consolidated financial statements.

Other Contingencies

Plains Capital and its subsidiaries lease space, primarily for branch facilities and automatic teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 20 years and under capital leases with remaining terms of 13 to 20 years. Future minimum payments under these leases have not changed significantly from the amounts reported at December 31, 2008 in the audited consolidated financial statements and notes thereto included in Amendment No. 2 to our registration statement on Form 10 filed with the SEC on July 10, 2009. Rental expense under the operating leases was approximately $4.3 million and $2.2 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, rental expense was approximately $8.4 million and $4.5 million, respectively.

10. Financial Instruments with Off-Balance Sheet Risk

The Bank and PrimeLending are parties to financial instruments with off-balance sheet risk that are used in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit which involve varying degrees of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The contract amounts of those instruments reflect the extent of involvement (and therefore the exposure to credit loss) the Bank and PrimeLending have in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and may require payment of fees. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The Bank and PrimeLending had in the aggregate outstanding unused commitments to extend credit of $824.1 million at June 30, 2009. The Bank had outstanding standby letters of credit of $41.5 million at June 30, 2009.

The companies use the same credit policies in making commitments and standby letters of credit as they do for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include real estate, accounts receivable, marketable securities, interest-bearing deposit accounts, inventory, and property, plant, and equipment.

In the normal course of business, First Southwest executes, settles, and finances various securities transactions that may expose First Southwest to off-balance sheet risk in the event that a customer or counterparty does not fulfill its contractual obligations. Examples of such transactions include the sale of securities not yet purchased by customers or for the account of First Southwest, clearing agreements between First Southwest and various clearinghouses and broker/dealers, secured financing arrangements that involve pledged securities, and when-issued underwriting and purchase commitments.

11. Stock-Based Compensation

Plains Capital and subsidiaries have four open incentive stock option plans that provide for the granting of stock options to officers and key employees. In addition, Plains Capital has granted restricted stock to a group of officers and key employees. Compensation cost related to the plans was approximately $0.3 million and less than $50,000 for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, compensation cost related to the plans was approximately $0.5 million and $0.1 million, respectively.

At June 30, 2009, unrecognized cost related to the stock option plans was approximately $0.3 million and unrecognized cost related to the restricted stock awards was $5.6 million.

At June 30, 2009, a total of 25,476 shares were available for grant under the stock option plans. Plains Capital typically issues new shares upon exercise of option grants.

Information regarding the stock option plans for the six months ended June 30, 2009 is as follows:

	2009
	Shares	Weighted Average Exercise Price
Outstanding, January 1	195,159	$28.96
Options granted in FSH acquisition	95,122	13.59

	290,281	23.93
Granted	38,500	34.00
Exercised	(4,976)	14.47
Cancellations and expirations	(621)	14.49

Outstanding, June 30	323,184	25.29

The acquisition described in Note 2 included a provision whereby First Southwest Holdings, Inc. stock options that were outstanding and unexercised at the acquisition date would be converted into Plains Capital stock options on the same terms and conditions, including vesting conditions, as the First Southwest Holdings, Inc. options they replaced. Accordingly, Plains Capital granted 95,122 options with a weighted-average exercise price of $13.59 to replace outstanding and unexercised First Southwest Holdings, Inc. stock options.

At June 30, 2009, Plains Capital had 176,000 shares of unvested restricted stock with a grant date fair value of $34 per share that is being recorded as compensation expense over the seven-year vesting period.

12. Regulatory Matters

The Bank and Plains Capital are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct, material effect on the consolidated financial statements. The regulations require the companies to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the companies to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). A comparison of the Bank’s and Plains Capital’s actual capital amounts and ratios to the minimum requirements is as follows (dollar amounts in thousands):

	At June 30, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$167,857	4%	$466,324	11.1%
Tier 1 capital (to risk-weighted assets)	144,082	4%	466,324	12.9%
Total capital (to risk-weighted assets)	288,164	8%	498,102	13.8%

Plains Capital Corporation:
Tier 1 capital (to average assets)	$168,055	4%	$438,110	10.4%
Tier 1 capital (to risk-weighted assets)	144,338	4%	438,110	12.1%
Total capital (to risk-weighted assets)	288,676	8%	489,888	13.6%

	At December 31, 2008
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$134,729	4%	$456,567	13.6%
Tier 1 capital (to risk-weighted assets)	133,404	4%	456,567	13.7%
Total capital (to risk-weighted assets)	266,808	8%	497,239	14.9%

Plains Capital Corporation:
Tier 1 capital (to average assets)	$134,986	4%	$428,897	12.7%
Tier 1 capital (to risk-weighted assets)	133,669	4%	428,897	12.8%
Total capital (to risk-weighted assets)	267,338	8%	485,569	14.5%

12. Regulatory Matters (continued)

To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 capital to total average assets and Tier 1 capital to risk-weighted assets ratios of 4%, and a total capital to risk-weighted assets ratio of 8%. Based on the actual capital amounts and ratios shown in the table above, the Bank’s ratios place it in the well capitalized (as defined) capital category under the regulatory framework for prompt corrective action. The minimum required capital amounts and ratios for the well capitalized category are summarized as follows (dollar amounts in thousands):

	At June 30, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$209,821	5%	$466,324	11.1%
Tier 1 capital (to risk-weighted assets)	216,123	6%	466,324	12.9%
Total capital (to risk-weighted assets)	360,205	10%	461,186	13.8%

	At December 31, 2008
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$168,411	5%	$456,567	13.6%
Tier 1 capital (to risk-weighted assets)	200,106	6%	456,567	13.7%
Total capital (to risk-weighted assets)	333,510	10%	497,239	14.9%

Pursuant to the net capital requirements of Rule 15c3-1 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3 1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At June 30, 2009, FSC had net capital of $40.4 million; the minimum net capital requirement was $1.7 million; net capital maintained by FSC at June 30, 2009 was 47% of aggregate debits; and net capital in excess of the minimum requirement at June 30, 2009 was $38.7 million.

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the United States Department of Housing and Urban Development (“HUD”). PrimeLending determines its compliance with the minimum net worth requirements on an annual basis. As of December 31, 2008, PrimeLending was required to have net worth of $1.0 million. PrimeLending’s adjusted net worth as defined by the Consolidated Audit Guide for Audits of HUD Programs was $8.3 million as of December 31, 2008, resulting in adjusted net worth above the required amount of $7.3 million.

In June 2009, the Bank’s banking regulators issued their report on the Bank’s most recent examination. The report included a finding that the Bank held auction rate bonds from a single issuer in excess of the amounts allowed by federal and state banking regulations. As a result, the banking regulators required the Bank to provide a plan to bring its auction rate bond holdings into compliance with applicable regulations by September 30, 2009. The Bank’s responses to the regulatory finding are described in Note 3.

13. Shareholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At June 30, 2009, approximately $57.4 million of retained earnings was available for dividend declaration without prior regulatory approval.

14. Assets Segregated for Regulatory Purposes

At June 30, 2009 and December 31, 2008, FSC had segregated $15.0 million and $11.5 million, respectively, of cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 of the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of Proprietary Accounts of Introducing Broker-Dealers at June 30, 2009 or December 31, 2008.

15. Broker/Dealer and Clearing Organization Receivables and Payables

Broker/dealer and clearing organization receivables and payables at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Receivables
Securities borrowed	$85,749	$43,871
Securities failed to deliver	12,399	80
Clearing organizations	3,724	1,085
Due from dealers	208	295

	$102,080	$45,331

Payables
Securities loaned	$87,749	$43,437
Correspondents	38,509	15,229
Securities failed to receive	8,915	82
Clearing organizations	4,152	455

	$139,325	$59,203

16. Fair Value Measurements

SFAS 157

On January 1, 2008, Plains Capital adopted SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 assumes that transactions upon which fair value measurements are based occur in the principal market for the asset or liability being measured. Further, fair value measurements made under SFAS 157 exclude transaction costs and are not the result of forced transactions.

16. Fair Value Measurements (continued)

SFAS creates a fair value hierarchy that classifies fair value measurements based upon the inputs used in valuing the assets or liabilities that are the subject of fair value measurements. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs, as indicated below.

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities that Plains Capital can access at the measurement date.

•

Level 2 Inputs: Observable inputs other than Level 1 prices. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates and credit risks), and inputs that are derived from or corroborated by market data, among others.

•

Level 3 Inputs: Unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Level 3 inputs include pricing models and discounted cash flow techniques, among others.

SFAS 159

On January 1, 2008, Plains Capital adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Plains Capital has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and certain time deposits at fair value. Plains Capital elected to apply the provisions of SFAS 159 to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Plains Capital determines the fair value of the financial instruments accounted for under the provisions of SFAS 159 in compliance with the provisions of SFAS 157 discussed above.

At June 30, 2009, the aggregate fair value of PrimeLending loans held for sale accounted for under a SFAS 159 fair value option was $404.2 million, while the unpaid principal balance of those loans was $397.1 million. At December 31, 2008, the aggregate fair value of PrimeLending loans held for sale accounted for under a SFAS 159 fair value option was $192.3 million, while the unpaid principal balance of those loans was $188.1 million. The fair value excludes interest, which is reported as interest income on loans in the income statement.

Plains Capital holds a number of financial instruments that are measured at fair value on a recurring basis, either by the application of SFAS 159 or other authoritative pronouncements. The fair values of those instruments are determined primarily using Level 2 inputs. Those inputs include quotes from mortgage loan investors and derivatives dealers, data from an independent pricing service and rates paid in the brokered certificate of deposit market.

16. Fair Value Measurements (continued)

At June 30, 2009, the Bank held one mortgage-backed security issued by FNMA that the Bank was unable to price due to the terms and conditions of the instrument. As a result, the Bank determined that fair value was equal to book value using Level 3 inputs. In addition, the Bank holds auction rate bonds purchased as a result of the First Southwest acquisition. The estimated fair value of the auction rate bonds was determined by a third-party valuation specialist using Level 3 inputs, primarily due to the lack of observable market data. Inputs for the valuation were developed using terms of the auction rate bonds, market interest rates, asset appropriate credit transition matrices and recovery rates, and assumptions regarding the term to maturity of the auction rate bonds. The following table reconciles the beginning and ending balances of assets measured at fair value using Level 3 inputs.

	Mortgage- Backed Securities	Auction Rate Bonds	Total
Balance, January 1, 2009	$6,190	$40,612	$46,802
Unrealized gains in other comprehensive income, net	—	163	163
Transfers from held to maturity	—	22,800	22,800
Purchases, issuances and settlements, net	(37)	5,661	5,624

Balance, June 30, 2009	$6,153	$69,236	$75,389

In the table above, settlements include premium amortization and discount accretion.

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis, including changes in fair value for those instruments that are reported at fair value under an election under the provisions of SFAS 159 (in thousands).

	At June 30, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans held for sale	$—	$404,182	$—	$404,182
Securities available for sale	—	105,857	75,389	181,246
Trading securities	—	13,644	—	13,644
Derivative assets	—	4,854	—	4,854
Time deposits	—	1,477	—	1,477
Derivative liabilities	—	43	—	43

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Provisions of SFAS 159
	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$2,343	$—	$2,343	$(92)	$—	$(92)
Time deposits	—	(5)	(5)	—	190	190

	Six Months Ended June, 2009			Six Months Ended June, 2008
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$2,975	$—	$2,975	$1,782	$—	$1,782
Time deposits	—	(63)	(63)	—	190	190

Plains Capital also determines the fair value of assets and liabilities on a non-recurring basis. For example, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

16. Fair Value Measurements (continued)

Impaired (Non-accrual) Loans – Plains Capital reports non-accrual loans at fair value through allocations of the allowance for loan losses. Plains Capital determines fair value using Level 2 inputs consisting of observable loss experience for similar loans. At June 30, 2009, loans with a carrying amount of $49.6 million had been reduced by allocations of the allowance for loan losses of $7.4 million, resulting in a reported fair value of $42.2 million.

Other Real Estate Owned – Plains Capital reports other real estate owned at fair value through use of valuation allowances that are charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation allowances are charged against earnings. Plains Capital determines fair value using Level 2 inputs consisting of independent appraisals. At June 30, 2009, the fair value of other real estate owned was $10.6 million.

SFAS 107, Disclosures about Fair Value of Financial Instruments, as amended by FSP SFAS 107-1, requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. The methods for determining estimated fair value for financial assets and liabilities is described in detail in Amendment No. 2 to our registration statement on Form 10 filed with the SEC on July 10, 2009.

The estimated fair values of Plains Capital’s financial instruments are shown below (in thousands):

	At June 30, 2009		At December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and short-term investments	$101,585	$101,585	$114,571	$114,571
Assets segregated for regulatory purposes	15,000	15,000	11,500	11,500
Loans held for sale	405,671	405,671	198,866	198,866
Securities	438,417	436,093	385,327	385,137
Loans, net	3,040,321	3,077,459	2,924,947	2,953,643
Broker/dealer and clearing organization receivables	102,080	102,080	45,331	45,331

Fee award receivable	20,917	20,917	21,544	21,544
Cash surrender value of life insurance policies	21,019	21,019	20,698	20,698
Interest rate swaps and IRLCs	4,854	4,854	4,387	4,387
Accrued interest receivable	15,434	15,434	16,164	16,164

Financial liabilities
Deposits	2,930,958	2,937,205	2,926,099	3,137,686
Broker/dealer and clearing organization payables	139,325	139,325	59,203	59,203
Short-term borrowings	659,276	659,276	256,452	256,452
Debt	140,267	140,267	221,450	221,450

Forward purchase commitments	43	43	(56)	(56)
Accrued interest payable	4,762	4,762	6,001	6,001

17. Derivative Financial Instruments

The Bank and PrimeLending use various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin. PrimeLending has interest rate risk relative to its inventory of mortgage loans held for sale and interest rate lock commitments (“IRLC”s). PrimeLending is exposed to such rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold.

17. Derivative Financial Instruments (continued)

Cash Flow Hedges

The Bank entered into interest rate swap agreements to manage interest rate risk associated with certain customer contracts. The swaps were originally designated as cash flow hedges. The swaps were highly effective in offsetting future cash flow volatility caused by changes in interest rates. The Bank has recorded the fair value of the swaps in other assets, and unrealized gains (losses) associated with the swaps in other comprehensive income.

Non-Hedging Derivative Instruments and SFAS 159

As discussed in Note 16 Plains Capital adopted SFAS 159 on January 1, 2008. At adoption, PrimeLending elected to measure substantially all mortgage loans held for sale at fair value on a prospective basis. The election provides PrimeLending the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. PrimeLending provides IRLCs to its customers and executes forward purchase commitments to sell mortgage loans. The fair values of both IRLCs and purchase commitments are recorded in other assets or other liabilities, as appropriate. Changes in the fair values of these derivative instruments produced net losses of approximately $0.2 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, changes in the fair values of these derivative instruments produced net gains of $0.8 million and $1.2 million, respectively. The net gains or losses were recorded as a component of gain on sale of loans.

Derivative positions at June 30, 2009 and December 31, 2008 are presented in the following table (in thousands):

	At June 30, 2009		At December 31, 2008
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging derivative instruments
IRLCs	$313,949	$4,628	$219,700	$5,019
Interest rate swaps	9,469	(134)	14,969	(156)
Forward purchase commitments	252,231	317	280,795	(421)

The Bank recorded unrealized gains (losses), net of reclassifications adjustments, on the swaps designated as cash flow hedges in other comprehensive income as shown in the following table (in thousands).

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	(5)	2	(3)	(5)	2	(3)

Other comprehensive income (loss)	$(5)	$2	$(3)	$(5)	$2	$(3)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	(9)	3	(6)	(10)	3	(7)

Other comprehensive income (loss)	$(9)	$3	$(6)	$(10)	$3	$(7)

18. Segment and Related Information

Plains Capital has three reportable segments that are organized primarily by the core products offered to the segments’ respective customers, although numerous opportunities for cross-selling exist between segments. The Banking segment includes the operations of the Bank and PlainsCapital Leasing, LLC. The operations of PrimeLending comprise the Mortgage Origination segment. The Financial Advisory segment is composed of Hester Capital and, as of December 31, 2008, First Southwest. The operations of Plains Capital Corporation and its remaining subsidiaries are not allocated to the segments and are included in “All Other and Eliminations.”

The following tables present information about the revenues, profits and assets of Plains Capital’s reportable segments (in thousands). The assets of First Southwest are reflected in the Financial Advisory segment as of December 31, 2008, and the operations of First Southwest are reflected in the results of the Financial Advisory segment beginning January 1, 2009.

Income Statement Data

	Three Months Ended June 30, 2009
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PCC Consolidated
Interest income	$49,609	$3,654	$2,255	$(4,646)	$50,872
Interest expense	8,941	3,685	768	(3,509)	9,885

Net interest income	40,668	(31)	1,487	(1,137)	40,987
Provision for loan losses	10,750	—	—	—	10,750
Noninterest income	4,808	63,354	23,924	(621)	91,465
Noninterest expense	26,386	43,905	22,660	3,788	96,739

Net income (loss) before taxes	8,340	19,418	2,751	(5,546)	24,963
Income tax provision (benefit)	2,981	6,832	963	(1,910)	8,866

Consolidated net income (loss)	5,359	12,586	1,788	(3,636)	16,097
Less: Net income attributable to noncontrolling interest	—	—	—	33	33

Net income (loss) attributable to Plains Capital Corporation	$5,359	$12,586	$1,788	$(3,669)	$16,064

	Six Months Ended June 30, 2009
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PCC Consolidated
Interest income	$95,653	$6,157	$4,109	$(7,413)	$98,506
Interest expense	19,194	5,482	1,547	(5,061)	21,162

Net interest income	76,459	675	2,562	(2,352)	77,344
Provision for loan losses	24,763	—	—	—	24,763
Noninterest income	9,386	111,824	43,087	(2,266)	162,031
Noninterest expense	47,643	78,006	41,922	6,450	174,021

Net income (loss) before taxes	13,439	34,493	3,727	(11,068)	40,591
Income tax provision (benefit)	4,873	12,131	1,277	(3,813)	14,468

Consolidated net income (loss)	8,566	22,362	2,450	(7,255)	26,123
Less: Net income attributable to noncontrolling interest	—	—	—	56	56

Net income (loss) attributable to Plains Capital Corporation	$8,566	$22,362	$2,450	$(7,311)	$26,067

18. Segment and Related Information (continued)

Income Statement Data

	Three Months Ended June 30, 2008
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PCC Consolidated
Interest income	$47,675	$1,449	$1	$(1,943)	$47,182
Interest expense	15,503	871	—	(535)	15,839

Net interest income	32,172	578	1	(1,408)	31,343
Provision for loan losses	2,883	—	—	—	2,883
Noninterest income	5,168	21,323	1,559	(117)	27,933
Noninterest expense	19,896	19,667	1,345	2,772	43,680

Net income (loss) before taxes	14,561	2,234	215	(4,297)	12,713
Income tax provision (benefit)	5,201	797	—	(1,475)	4,523

Consolidated net income (loss)	9,360	1,437	215	(2,822)	8,190
Less: Net income attributable to noncontrolling interest	—	—	—	84	84

Net income (loss) attributable to Plains Capital Corporation	$9,360	$1,437	$215	$(2,906)	$8,106

	Six Months Ended June 30, 2008
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PCC Consolidated
Interest income	$101,699	$2,470	$6	$(3,915)	$100,260
Interest expense	36,481	1,438	—	(876)	37,043

Net interest income	65,218	1,032	6	(3,039)	63,217
Provision for loan losses	5,183	—	—	—	5,183
Noninterest income	10,812	41,369	3,235	(151)	55,265
Noninterest expense	41,521	37,719	2,775	6,099	88,114

Net income (loss) before taxes	29,326	4,682	466	(9,289)	25,185
Income tax provision (benefit)	10,507	1,665	—	(3,306)	8,866

Consolidated net income (loss)	18,819	3,017	466	(5,983)	16,319
Less: Net income attributable to noncontrolling interest	—	—	—	182	182

Net income (loss) attributable to Plains Capital Corporation	$18,819	$3,017	$466	$(6,165)	$16,137

18. Segment and Related Information (continued)

Balance Sheet Data

	June 30, 2009
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PCC Consolidated
Cash and due from banks	$85,025	$32,649	$4,877	$(36,319)	$86,232
Loans held for sale	1,489	404,182	—	—	405,671
Securities	424,773	—	13,644	—	438,417
Loans, net	2,879,625	—	162,055	(1,359)	3,040,321
Investment in subsidiaries	636,599	—	—	(636,599)	—
Goodwill	7,862	23,706	4,312	—	35,880
Other assets	179,045	11,279	181,841	28,988	401,153

Total assets	$4,214,418	$471,816	$366,729	$(645,289)	$4,407,674

Deposits	$2,926,521	$—	$60,957	$(56,520)	$2,930,958
Short-term borrowings	633,276	—	26,000	—	659,276
Notes payable	85,230	381,500	23,940	(420,490)	70,180
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	47,609	30,648	185,534	(7,417)	256,374
Plains Capital Corporation shareholders’ equity	521,782	59,668	70,298	(229,320)	422,428
Noncontrolling interest	—	—	—	1,446	1,446

Total liabilities and shareholders’ equity	$4,214,418	$471,816	$366,729	$(645,289)	$4,407,674

	December 31, 2008
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PCC Consolidated
Cash and due from banks	$93,190	$9,344	$5,554	$(15,303)	$92,785
Loans held for sale	6,605	192,261	—	—	198,866
Securities	383,766	—	1,561	—	385,327
Loans, net	2,825,914	—	125,522	(26,489)	2,924,947
Investment in subsidiaries	394,942	—	—	(394,942)	—
Goodwill	7,862	24,312	4,312	—	36,486
Other assets	179,168	8,655	263,557	(137,795)	313,585

Total assets	$3,891,447	$234,572	$400,506	$(574,529)	$3,951,996

Deposits	$2,870,304	$—	$82,079	$(26,284)	$2,926,099
Short-term borrowings	219,952	—	36,500	—	256,452
Notes payable	102,666	182,061	124,217	(257,930)	151,014
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	200,968	14,598	90,933	(156,604)	149,895
Plains Capital Corporation shareholders’ equity	497,557	37,913	66,777	(202,432)	399,815
Noncontrolling interest	—	—	—	1,709	1,709

Total liabilities and shareholders’ equity	$3,891,447	$234,572	$400,506	$(574,529)	$3,951,996

19. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income applicable to Plains Capital Corporation common shareholders	$14,685	$8,106	$23,129	$16,137
Less: income applicable to participating securities	1,010	—	1,528	—

Income applicable to Plains Capital Corporation common shareholders for basic earnings per common share	$13,675	$8,106	$21,601	$16,137

Weighted-average shares outstanding	10,420,113	8,702,158	10,416,369	8,699,654
Less: participating securities included in weighted-average shares outstanding	741,810	—	741,810	—

Weighted-average shares outstanding for basic earnings per common share	9,678,303	8,702,158	9,674,559	8,699,654

Basic earnings per common share	$1.41	$0.93	$2.23	$1.85

Income applicable to Plains Capital Corporation common shareholders	$14,685	$8,106	$23,129	$16,137

Weighted-average shares outstanding	10,420,113	8,702,158	10,416,369	8,699,654
Dilutive effect of contingently issuable shares due to FSH acquisition	509,229	—	509,229	—
Dilutive effect of stock options and non-vested stock awards	106,112	45,858	102,697	52,766

Weighted-average shares outstanding for diluted earnings per common share	11,035,454	8,748,016	11,028,295	8,752,420

Diluted earnings per common share	$1.33	$0.93	$2.10	$1.84

Plains Capital uses the two-class method prescribed by SFAS 128, Earnings per Share, to compute earnings per common share. Participating securities include non-vested restricted stock and shares of Plains Capital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition.

The weighted-average shares outstanding used to compute diluted earnings per common share do not include outstanding options of 60,163 for the three and six months ended June 30, 2009 and 22,100 for the three and six months ended June 30, 2008. The exercise price of the excluded options exceeded the average market price of Plains Capital stock in the periods shown. Accordingly, the assumed exercise of the excluded options would have been antidilutive.

20. Recently Issued Accounting Standards

EITF 06-4

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The consensus states that employers should recognize a liability for future benefits based on the substantive agreement with the employee.

Plains Capital adopted EITF 06-4 on January 1, 2008. The cumulative effect of the adoption of EITF 06-4 reduced the balance of retained earnings at January 1, 2008, by $0.7 million.

SFAS 141(R)

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) replaces SFAS 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. Departing from the cost-allocation process of SFAS 141, SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In particular, this provision would prohibit an acquirer of a financial institution from carrying over the acquired entity’s allowance for loan losses. In addition, contingent consideration is recognized and measured at fair value at the acquisition date under the provisions of SFAS 141(R), and acquisition related costs are expensed as incurred. SFAS 141(R) also distinguishes between assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date and assets or liabilities arising from all other contingencies, requiring different treatment for each type of contingency. SFAS 141(R) is effective for Plains Capital on January 1, 2009. To the extent business combinations occur on or after the effective date, Plains Capital’s accounting for those transactions will be significantly affected by the provisions of SFAS 141(R). The First Southwest acquisition closed prior to the effective date and is being accounted for in accordance with SFAS 141.

SFAS 161

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133, requiring expanded disclosure to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit risk-related contingent features in derivative agreements. SFAS 161 became effective for Plains Capital January 1, 2009 and did not have a significant effect on its financial position, results of operations, or cash flows.

20. Recently Issued Accounting Standards (continued)

FSP SFAS 157-4

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP SFAS 157-4 became effective for Plains Capital in the quarter ended June 30, 2009, and its adoption did not have a significant effect on Plains Capital’s financial position, results of operations, or cash flows.

FSP SFAS 115-2 and SFAS 124-2

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 became effective for Plains Capital in the quarter ended June 30, 2009, and their adoption did not have a significant effect on Plains Capital’s financial position, results of operations, or cash flows.

FSP SFAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. FSP SFAS 107-1 and APB 28-1 became effective for Plains Capital in the quarter ended June 30, 2009, and their adoption did not have a significant effect on Plains Capital’s financial position, results of operations, or cash flows. Note 16 includes the disclosures required by FSP SFAS 107-1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with (i) the attached unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2009, and with our consolidated financial statements and notes thereto for the year ended December 31, 2008 included in Amendment No. 2 to our registration statement on Form 10 filed with the SEC on July 10, 2009 and (ii) the discussion under the caption “Risk Factors” in Amendment No. 2 to our registration statement on Form 10 filed with the SEC on July 10, 2009 and any material changes from the risk factors as previously disclosed in the registration statement on Form 10 set forth in Item 1A of Part II below.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those anticipated in such statements. Most of these factors are outside our control and difficult to predict. These forward-looking statements include, without limitation, our expectations with respect to our future financial or business performance, strategies or expectations and anticipated financial impacts and synergies resulting from our recent acquisition of First Southwest Holdings, Inc. and related transactions. Factors that may cause such differences include, but are not limited to:

(1) changes in general economic, market and business conditions in areas or markets where we compete;

(2) conditions beyond our control such as future state and federal legislation and regulation affecting one or more of our business segments, natural disasters or acts of war or terrorism;

(3) changes in the interest rate environment;

(4) changes in the default rate of our loans;

(5) changes in the auction rate securities markets, including ongoing liquidity problems related thereto;

(6) cost and availability of capital;

(7) competition for our banking, mortgage origination and financial advisory segments from other banks and financial institutions as well as insurance companies, mortgage originators, investment banking and financial advisory firms, asset-based non-bank lenders and government agencies;

(8) approval of new, or changes in, accounting policies and practices;

(9) our participation in governmental programs implemented under the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act (the “ARRA”), including without limitation the Troubled Asset Relief Program (“TARP”), the Capital Purchase Program, and the Temporary Liquidity Guarantee Program, and the impact of such programs and related regulations on the Company and on international, national, and local economic and financial markets and conditions; and

(10) other factors discussed from time to time in our news releases and/or public statements.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this report on Form 10-Q except to the extent required by federal securities laws.

Overview

We are a Texas corporation, a financial holding company registered under the Gramm-Leach-Bliley Act of 1999 and a bank holding company registered under the Bank Holding Company Act of 1956. As of June 30, 2009, on a consolidated basis, we had total assets of approximately $4.4 billion, total deposits of $2.9 billion, total loans, including loans held for sale, of approximately $3.4 billion and shareholders’ equity of approximately $422.4 million. The Bank, one of our wholly-owned subsidiaries, provides a broad array of products and services, including commercial banking, personal banking, wealth management and treasury management, from offices located throughout central, north and west Texas. In addition to traditional banking services, we provide investment management, capital equipment leasing, residential mortgage lending, investment banking, public finance advisory services, fixed income sales and trading, asset management and correspondent clearing.

Segment and Related Information

We have three reportable segments that are organized primarily by the core products offered to the segments’ respective customers, although numerous opportunities for cross-selling exist between segments. The banking segment includes the operations of the Bank and PlainsCapital Leasing, LLC. The operations of PrimeLending comprise the mortgage origination segment. The financial advisory segment is composed of Hester Capital and, as of the December 31, 2008 acquisition date, First Southwest.

How We Generate Revenue and Net Income

We are substantially dependent on our banking segment for revenue, which primarily provides business banking and personal banking products and services. Approximately 37% and 70% of our revenue was derived from the banking segment for the six months ended June 30, 2009 and 2008, respectively. The banking segment generates revenue from, and its results of operations are primarily dependent on, net interest income. Net interest income represents the difference between the income earned on the banking segment’s assets, including its loans and investment securities, and the banking segment’s cost of funds, including the interest paid by the banking segment on its deposits and borrowings that are used to support the banking segment’s assets. The banking segment also derives revenue from other sources, primarily service charges on customer deposit accounts and trust fees.

Our mortgage origination segment’s operations have historically represented our second largest source of revenue. The mortgage origination segment generated approximately 45% and 28% of our revenue for the six months ended June 30, 2009 and 2008, respectively. The mortgage origination segment offers a wide array of loan products from offices in 17 states, a majority of which are in Texas. We generate the remainder of our revenue primarily from our financial advisory services. The financial advisory segment contributed 18% and 2% to total revenue for the six months ended June 30, 2009 and 2008, respectively. The revenues above include intersegment revenue that is eliminated in consolidation.

The fluctuations in the share of total revenue provided by our various segments for the six months ended June 30, 2009 compared with the six months ended June 30, 2008 generally reflect substantial revenue growth in the mortgage origination segment and the acquisition of First Southwest, the operations of which were reflected in our operating results beginning January 1, 2009. We describe the operating results of each of our segments more fully in the sections that follow.

Our noninterest expense includes salary and employee benefits, occupancy, professional services, and other expense. Our results of operations are also affected by the provisions for loan losses and income taxes.

Overview of Operating Results

Consolidated net income for the second quarter in 2009 was $16.1 million, or $1.33 per diluted share, compared with $8.1 million, or $0.93 per diluted share, for the second quarter in 2008. We had net income of $26.1 million, or $2.10 per diluted share, for the six months ended June 30, 2009, compared with $16.1 million, or $1.84 per diluted share, for the six months ended June 30, 2008. Return on average shareholders’ equity and return on average assets was 15.7% and 1.5%, respectively, for the second quarter in 2009, compared with 13.4% and 1.0%, respectively, for the second quarter in 2008.

Return on average shareholders’ equity and return on average assets was 12.9% and 1.3%, respectively, for the six months ended June 30, 2009, compared with 13.5% and 1.0%, respectively, for the six months ended June 30, 2008. The return on average assets ratio is calculated by dividing net income by average total assets for the year. The return on average shareholders’ equity ratio is calculated by dividing net income by average shareholders’ equity for the year.

In addition to the return on average shareholders’ equity and return on average assets ratios above, we consider the ratios shown in the table below to be other key indicators of our performance.

	Six Months Ended June 30, 2009	Year Ended December 31, 2008	Six Months Ended June 30, 2008
Leverage ratio	10.43%	12.70%	8.57%

Net interest margin	4.10%	4.13%	4.18%

Efficiency ratio	72.70%	75.93%	74.45%

The leverage ratio is discussed in the “Liquidity and Capital Resources” section below. Net interest margin is calculated by dividing net interest income by average interest-earning assets. The efficiency ratio is calculated by dividing noninterest expenses by the sum of total noninterest income and net interest income for the year. The efficiency ratio is generally considered a measure of how well we utilize our resources and manage our expenses.

The changes in our earnings during the periods described above are primarily attributable to the factors listed below (in millions).

	Earnings Increase (Decrease)	Earnings Increase (Decrease)
	Three Months Ended June 30, 2009 v. 2008	Six Months Ended June 30, 2009 v. 2008
Banking Segment
Interest income on loans	$0.3	$(9.1)
Interest expense on deposits	4.2	10.4
Provision for loan loss	(7.9)	(19.6)
Noninterest expense	(6.5)	(6.1)

Mortgage Origination Segment
Income from loan origination and net gains from sale of loans	42.0	70.5
Noninterest expense	(24.2)	(40.3)

All Other Subsidiaries (including tax effects)	0.1	4.1

	$8.0	$9.9

Banking Segment

Net Interest Income

The following table summarizes the components of the banking segment’s net interest income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2009	2008	2009 v. 2008	2009	2008	2009 v. 2008
Interest income
Loans, including fees	$45,472	$45,160	$312	$87,433	$96,498	$(9,065)
Securities(1)	4,704	2,525	2,179	9,551	5,109	4,442
Federal funds sold	26	124	(98)	33	261	(228)
Interest-bearing deposits with banks	7	7	—	12	45	(33)
Other securities	248	160	88	307	370	(63)

Total interest income	50,457	47,976	2,481	97,336	102,283	(4,947)

Interest expense
Deposits	7,244	11,436	(4,192)	15,993	26,401	(10,408)
Notes payable and other borrowings	1,697	4,067	(2,370)	3,201	10,080	(6,879)

Total interest expense	8,941	15,503	(6,562)	19,194	36,481	(17,287)

Net interest income	$41,516	$32,473	$9,043	$78,142	$65,802	$12,340

(1)	Taxable equivalent

The tables below provide additional details regarding the banking segment’s net interest income (in thousands).

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross	$2,948,497	$45,472	6.19%	$2,713,982	$45,160	6.69%
Investment securities - taxable	221,163	2,218	4.01%	130,627	1,632	5.00%
Investment securities - non-taxable(1)	226,313	2,486	4.39%	55,445	893	6.44%
Federal funds sold	18,737	26	0.56%	23,643	124	2.11%
Interest-bearing deposits in other financial institutions	11,571	7	0.24%	1,309	7	2.15%
Other securities	32,905	248	3.01%	23,876	160	2.68%

Interest-earning assets, gross	3,459,186	50,457	5.85%	2,948,882	47,976	6.54%
Allowance for loan losses	(29,777)			(26,650)

Interest-earning assets, net	3,429,409			2,922,232
Noninterest-earning assets	769,911			518,763

Total assets	$4,199,320			$3,440,995

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$2,578,163	7,244	1.13%	$2,211,415	11,436	2.08%
Notes payable and other borrowings	811,670	1,697	0.84%	524,926	4,067	3.12%

Total interest-bearing liabilities	3,389,833	8,941	1.06%	2,736,341	15,503	2.28%
Noninterest-bearing liabilities
Noninterest-bearing deposits	198,641			295,377
Other liabilities	95,225			84,467

Total liabilities	3,683,699			3,116,185
Shareholders’ equity	515,621			324,810

Total liabilities and shareholders’ equity	$4,199,320			$3,440,995

Net interest income		$41,516			$32,473

Net interest margin			4.81%			4.43%

Net interest spread			4.79%			4.26%

(1)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.8 million and $0.3 million for the second quarter of 2009 and 2008, respectively.
(2)	Average loans include non-accrual loans.

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross	$2,885,424	$87,433	6.11%	$2,698,676	$96,498	7.19%
Investment securities - taxable	224,793	4,621	4.11%	132,380	3,366	5.09%
Investment securities - non-taxable(1)	200,326	4,930	4.92%	54,268	1,743	6.42%
Federal funds sold	15,682	33	0.42%	20,562	261	2.55%
Interest-bearing deposits in other financial institutions	10,209	12	0.24%	2,875	45	3.15%
Other securities	24,701	307	2.49%	23,376	370	3.17%

Interest-earning assets, gross	3,361,135	97,336	5.84%	2,932,137	102,283	7.02%
Allowance for loan losses	(29,647)			(26,446)

Interest-earning assets, net	3,331,488			2,905,691
Noninterest-earning assets	765,093			532,724

Total assets	$4,096,581			$3,438,415

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$2,601,041	15,993	1.24%	$2,119,955	26,401	2.50%
Notes payable and other borrowings	627,642	3,201	1.03%	550,723	10,080	3.68%

Total interest-bearing liabilities	3,228,683	19,194	1.20%	2,670,678	36,481	2.75%
Noninterest-bearing liabilities
Noninterest-bearing deposits	197,119			285,721
Other liabilities	159,304			161,762

Total liabilities	3,585,106			3,118,161
Shareholders’ equity	511,475			320,254

Total liabilities and shareholders’ equity	$4,096,581			$3,438,415

Net interest income		$78,142			$65,802

Net interest margin			4.69%			4.51%

Net interest spread			4.64%			4.27%

(1)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $1.7 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively.
(2)	Average loans include non-accrual loans.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and liabilities and changes in the rates earned or paid on those items (in thousands).

	Three Months Ended June 30, 2009 v. 2008			Six Months Ended June 30, 2009 v. 2008
	Change Due To(1)			Change Due To(1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans	$15,695	$(15,383)	$312	$13,429	$(22,494)	$(9,065)
Investment securities(2)	15,533	(13,354)	2,179	14,082	(9,640)	4,442
Federal funds sold	(103)	5	(98)	(125)	(103)	(228)
Interest-bearing deposits in other financial institutions	221	(221)	—	231	(264)	(33)
Other securities	242	(154)	88	42	(105)	(63)

Total interest income	31,588	(29,107)	2,481	27,659	(32,606)	(4,947)

Interest expense
Deposits	7,628	(11,820)	(4,192)	12,048	(22,456)	(10,408)
Notes payable and other borrowings	8,935	(11,305)	(2,370)	2,831	(9,710)	(6,879)

Total interest expense	16,563	(23,125)	(6,562)	14,879	(32,166)	(17,287)

Net interest income	$15,025	$(5,982)	$9,043	$12,780	$(440)	$12,340

(1)	Changes attributable to both volume and yield/rate are included in yield/rate.
(2)	Taxable equivalent

Net interest income for the second quarter of 2009 increased $9.0 million compared with the second quarter in 2008. Increases in the volume of interest-earning assets, primarily in the loan and investment securities portfolios, increased net interest income by $31.6 million, while increases in the volume of interest-bearing liabilities reduced net interest income by $16.6 million. Changes in yields earned and rates paid reduced net interest income by $6.0 million. Yields on the majority of variable rate loans declined to their respective rate floors in the first quarter of 2009, while the yields on the investment securities portfolio decreased due to relatively lower market yields, particularly on the auction rate bonds acquired in connection with our acquisition of First Southwest. The $23.1 million decrease in the rates paid on interest-bearing liabilities was due to the decrease in market interest rates compared with the second quarter of 2008.

Net interest income for the six months ended June 30, 2009 increased $12.3 million compared with the six months ended June 30, 2008. The increase primarily resulted from a $27.7 million increase in interest income due to an increase in the volume of interest-earning assets, partially offset by a $14.9 million increase in interest expense due to an increase in the volume of interest-bearing liabilities. Changes in the yields earned, primarily in the loan and investment securities portfolios, reduced net interest income by $32.6 million, while the changes in the rates paid increased net interest income by $32.2 million. The decrease in the yields earned was due mostly to the declining yields on the majority of variable rate loans to their respective rate floors, while rates paid decreased due to falling market interest rates compared to the six months ended June 30, 2008. Also contributing to the decrease in the yields earned and rates paid was a decrease in the number of days in the first six months of 2009 due to a leap year in 2008.

Provision for Loan Losses

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio.

The banking segment’s provision for loan losses was $24.8 million for the six months ended June 30, 2009 and $5.2 million for the six months ended June 30, 2008. The $19.6 million increase was primarily a result of a significant increase in non-performing loans due to the challenging economic conditions in our market areas. Additional information regarding the allowance for loan losses can be found under the heading “Allowance for Loan Losses” below.

Noninterest Expense

The following table summarizes the banking segment’s noninterest expense for the periods indicated below (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Noninterest expense
Employees’ compensation and benefits	$11,913	$9,807	$2,106	$21,837	$21,693	$144
Occupancy and equipment, net	4,722	3,922	800	9,416	8,020	1,396
Professional services	1,652	1,511	141	3,017	2,838	179
Deposit insurance premium	3,487	390	3,097	4,048	788	3,260
Repossession and foreclosure	1,031	880	151	2,184	1,212	972
Other	3,581	3,386	195	7,141	6,970	171

Total noninterest expense	$26,386	$19,896	$6,490	$47,643	$41,521	$6,122

Total noninterest expense increased $6.5 million, or 32.6%, for the second quarter of 2009 compared with the second quarter of 2008. Employees’ compensation and benefits and deposit insurance premium expenses were the primary contributors to these increases, although there were increases in all noninterest expense categories.

Employees’ compensation and benefits increased $2.1 million, or 21.5%, for the second quarter of 2009 compared with the second quarter of 2008. The increase was primarily attributable to adjustments to estimated employee benefit costs that were recorded in the second quarter of 2008. In the first quarter of 2008, the banking segment recorded accruals for estimated employee benefit costs that were based on assumptions of market conditions that did not materialize during the remainder of 2008. Accordingly, benefit accruals during the second quarter of 2008 were adjusted downward as it became apparent that employee benefit costs would not rise to the level inherent in the first quarter estimates. In addition compensation cost increased in the second quarter of 2009 compared to the second quarter of 2008 due to normal annual merit increases and increased staffing levels.

Deposit insurance premiums increased $3.1 million for the second quarter of 2009 compared with the second quarter of 2008 due primarily to increased rates imposed by the FDIC during the first quarter of 2009. The FDIC assessment rates have continued to increase and we expect higher deposit insurance premiums throughout 2009. In addition, deposit insurance premiums increased due to a special assessment of $1.8 million levied by the FDIC in the second quarter of 2009.

Total noninterest expense increased $6.1 million, or 14.7%, for the six months ended June 30, 2009 compared with the corresponding period in 2008. The increase related primarily to deposit insurance premium expense, which increased $3.3 million for the six months ended June 30, 2009 compared with the corresponding period in 2008, which was due to increased rates imposed by the FDIC, as mentioned above.

Occupancy and equipment expenses, net of rental income, increased $1.4 million, or 17.4%, for the six months ended June 30, 2009 compared with the corresponding period in 2008, reflecting increases in building rental expenses primarily due to the relocation of our corporate headquarters during 2009. Repossession and foreclosure expenses increased $1.0 million for the six months ended June 30, 2009 compared with the corresponding period in 2008. The increase is due to costs incurred to complete construction on foreclosed real estate that exceeded the appraised value of the completed property.

Mortgage Origination Segment

Noninterest Income

Noninterest income was $63.3 million for the second quarter of 2009 compared with $21.3 million in the second quarter of 2008, an increase of $42.0 million. Noninterest income was $111.8 million for the six months ended June 30, 2009 compared with $41.3 million in the corresponding period in 2008, an increase of $70.5 million. Increased income from loan originations and net gains on the sale of loans accounted for substantially all of the change in noninterest income. The increase resulted from higher mortgage loan origination volume primarily due to increased mortgage refinancing activity and a shift in the composition of mortgage loan originations toward government guaranteed mortgages that have a higher value and greater marketability in the secondary market as a result of changing market conditions. Mortgage loan origination volumes increased 168.0% in the second quarter of 2009 compared to the second quarter of 2008, and 161.9% in the first six months of 2009 compared to the first six months of 2008.

The following table summarizes the mortgage origination segment’s noninterest expense for the periods indicated below (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Noninterest expense
Employees’ compensation and benefits	$31,724	$13,533	$18,191	$56,276	$25,878	$30,398
Occupancy and equipment, net	3,015	1,908	1,107	5,630	3,850	1,780
Professional services	2,220	993	1,227	3,938	1,880	2,058
Repossession and foreclosure	—	241	(241)	58	641	(583)
Other	6,946	2,992	3,954	12,104	5,470	6,634

Total noninterest expense	$43,905	$19,667	$24,238	$78,006	$37,719	$40,287

Noninterest expense for the second quarter of 2009 and the six months ended June 30, 2009 increased $24.2 million and $40.3 million, respectively, compared to the corresponding periods in 2008. The increase during the second quarter of 2009 and the six months ended June 30, 2009 was mostly related to employees’ compensation and benefits, although there were increases in most of the noninterest expense categories.

Employees’ compensation and benefits increased $18.2 million for the second quarter of 2009 and $30.4 million for the six months ended June 30, 2009 compared with the corresponding periods in 2008. The increase was attributable to increased staffing levels for the additional mortgage banking offices opened during 2008 and 2009, as well as higher commission-related costs due to the increase in mortgage loan originations.

Occupancy and equipment expenses, net of rental income, increased $1.1 million for the second quarter of 2009 and $1.8 million for the six months ended June 30, 2009 compared with the corresponding periods in 2008. The increase during both periods related to the increase in additional locations added during 2008 and 2009. Professional services increased $1.2 million for the second quarter of 2009 and $2.0 million for the six months ended June 30, 2009 compared with the corresponding periods of 2008, which related mostly to growth in the volume of mortgage loans originated and continued regulatory and compliance costs.

Other expenses increased $3.9 million and $6.6 million over the three and six months ended June 30 2008, respectively, primarily due to increases in various expenses that fluctuate with the volume of loan originations.

Financial Advisory Segment

Noninterest Income

Noninterest income was $23.9 million for the second quarter of 2009 compared with $1.5 million in the second quarter of 2008 and was $43.1 million for the six months ended June 30, 2009 compared with $3.2 million in the corresponding period of 2008. The increase for both periods was due primarily to First Southwest, whose operations were included in the financial advisory segment beginning January 1, 2009. The majority of noninterest income is generated from fees and commissions earned from investment advisory and securities brokerage activities.

Noninterest Expense

The following table summarizes the financial advisory segment’s noninterest expense for the periods indicated below (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Noninterest expense
Employees’ compensation and benefits	$16,007	$870	$15,137	$28,839	$1,846	$26,993
Occupancy and equipment, net	3,408	121	3,287	6,896	239	6,657
Professional services	519	59	460	992	138	854
Other	2,726	295	2,431	5,195	552	4,643

Total noninterest expense	$22,660	$1,345	$21,315	$41,922	$2,775	$39,147

Noninterest expense increased $21.3 million for the second quarter of 2009 compared with the second quarter of 2008 and increased $39.1 million for the six months ended June 30, 2009 compared with the corresponding period of 2008. The increase in all of the noninterest expense categories for both periods was primarily due to the acquisition of First Southwest as its operations were included in the financial advisory segment beginning January 1, 2009.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2009 and as compared to December 31, 2008.

Loan Portfolio

Loans held for investment in our banking and financial advisory segments are detailed in the table below (in thousands) and classified by type.

	June 30, 2009	December 31, 2008
Commercial and industrial	$1,226,854	$1,262,456
Lease financing	93,046	101,902
Construction and land development	536,991	585,320
Real estate	1,007,363	839,099
Securities (including margin loans)	160,247	129,638
Consumer	51,978	51,091

Loans, gross	3,076,479	2,969,506
Unearned income	(4,380)	(3,887)
Allowance for loan losses	(31,778)	(40,672)

Loans, net	$3,040,321	$2,924,947

Loans held for sale of $404.2 million at June 30, 2009 are in our mortgage origination segment and excluded from the table above. A discussion of loans in each of those segments follows.

Banking Segment

The banking segment’s loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. Total loans, net of the allowance for loan losses, were $2.9 billion as of June 30, 2009 and $2.8 billion as of December 31, 2008. The $53.7 million increase in net loans at June 30, 2009 compared with December 31, 2008, was primarily attributable to growth in real estate loans.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At June 30, 2009, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans in its real estate loan portfolio. The areas of concentration within our real estate portfolio were construction and land development loans and non-construction commercial real estate loans. At June 30, 2009, construction and land development loans were 17% of total loans, while non-construction commercial real estate loans were 22% of total loans.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending. Total loans held for sale were $404.2 million as of June 30, 2009 and $192.3 as of December 31, 2008. The $211.9 million increase in net loans at June 30, 2009 compared with December 31, 2008, was primarily attributable to internally generated growth that resulted in the opening of additional offices, market conditions that led to increased refinancing activity, as well as increased market share at PrimeLending. PrimeLending was able to service the increased demand for refinancings due to the availability of warehouse financing through our banking segment.

Financial Advisory Segment

The loan portfolio within the financial advisory segment is held by FSC and First Southwest Leasing Company, and consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and because of collateral coverage ratios are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. Total loans were $163.3 million as of June 30, 2009 and $126.8 million as of December 31, 2008.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Our management has responsibility for determining the level of the allowance for loan losses, subject to review by our board of directors. Among other factors, management, on a quarterly basis, considers our historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, delinquencies, non-performing credits, including impaired loans and its risk-rating-based loan “watch” list, along with national and local economic conditions.

There are additional risks of loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those factors include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The sum of these elements is our management’s recommended level for the allowance. The unallocated portion of the allowance is based on loss factors that cannot be associated with specific loans or loan categories. These factors include management’s subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, delinquency levels, specific industry conditions in the regional economy, regulatory examination results, loan review findings and recent loss experiences in particular portfolio segments. The unallocated portion of the allowance for losses reflects management’s attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

We have developed a methodology that seeks to determine an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the collectibility of loans, historical loss experience, peer bank loss experience, delinquency trends, economic conditions, portfolio composition and specific loss estimates for loans considered substandard or doubtful. We design our loan review program to achieve the objective of reviewing, on an annual basis, loan relationships that account for 50% of the dollar amount of our loan portfolio, regardless of risk. To accomplish this objective, we review each of our largest loan relationships until we have reviewed loan relationships accounting for 50% of the dollar amount of our loan portfolio. We also review all business loans that exhibit probable or observed credit weaknesses. Based on management’s evaluation, estimated loan loss allowances are assigned to the individual loans that present a greater risk of loan loss. If necessary, reserves would be allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability and value of collateral and other sources of cash flow. Any reserves for impaired loans are estimated using observable loss experience for similar loans, or an analysis of the fair value of the underlying collateral. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers our and other peer bank loss experience ratios, delinquency trends, economic conditions, and portfolio composition are applied to the total of commercial and commercial real estate loans not specifically evaluated.

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Homogenous loans, such as consumer installment, residential mortgage loans, and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge offs from a current trend in delinquencies, losses or historical experience and general economic conditions. As of June 30, 2009, we had no material delinquencies in these types of loans.

While we believe we have sufficient allowance for our existing portfolio as of June 30, 2009, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $8.1 million for the three months ended June 30, 2009, compared to net charge-offs of $2.4 million for the three months ended June 30, 2008. For the six months ended June 30, 2008 and 2009, net charge-offs were $33.7 million and $4.9 million, respectively. The allowance for loan losses totaled $31.8 million at June 30, 2009 and $40.7 million at December 31, 2008. The ratio of the allowance for loan losses to total loans outstanding at June 30, 2009 and December 31, 2008 was 1.0% and 1.4%, respectively. The decrease in the ratio of the allowance for loan loss to total loans outstanding was due to the charge-off of problem loans with large allocated allowances during the first six months of 2009.

The following table presents the activity in our allowance for loan losses for the dates indicated (dollar amounts in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$29,123	$26,289	$40,672	$26,517
Provisions charged to operating expenses	10,750	2,883	24,763	5,183
Recoveries of loans previously charged off
Commercial and industrial	291	395	491	589
Real estate	—	—	—	—
Construction and land development	3	—	3	25
Lease financing	10	—	10	—
Consumer	24	8	35	29

Total recoveries	328	403	539	643

Loans charged off
Commercial and industrial	5,013	2,098	27,930	4,793
Real estate	1,218	144	2,046	153
Construction and land development	1,552	482	1,929	491
Lease financing	579	34	1,126	48
Consumer	61	18	1,165	59

Total charge-offs	8,423	2,776	34,196	5,544

Net charge-offs	(8,095)	(2,373)	(33,657)	(4,901)

Balance at end of period	$31,778	$26,799	$31,778	$26,799

Net charge-offs to average loans outstanding	0.24%	0.08%	1.02%	0.17%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, are presented in the table below (dollar amounts in thousands). Amounts shown in “Unallocated” include the portion of the allowance that is attributable to factors that cannot be distributed by type. Those factors include credit concentrations, trends in loan growth, and various other market, economic and regulatory considerations.

	June 30, 2009		December 31, 2008
	Reserve	% of Gross Loans	Reserve	% of Gross Loans
Commercial and industrial	$14,737	39.88%	$27,641	42.51%
Real estate (including construction and land development)	7,795	50.20%	4,928	47.97%
Lease financing	971	3.02%	1,152	3.43%
Securities (including margin loans)	1,280	5.21%	1,280	4.37%
Consumer	584	1.69%	377	1.72%
Unallocated	6,411		5,294

Total	$31,778	100.00%	$40,672	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. As of June 30, 2009, we had 8 credit relationships totaling $26.5 million in loans of this type which are not included in either the non-accrual or 90 days past due loan categories.

Non-performing Assets

The following table presents our components of non-performing assets at the dates indicated (in thousands).

	June 30, 2009	December 31, 2008	June 30, 2008
Loans accounted for on a non-accrual basis
Commercial and industrial	$21,042	$32,919	$34,141
Lease financing	3,140	1,388	2,140
Construction and land development	17,750	6,870	4,651
Real estate	11,533	5,149	4,292
Consumer	—	492	—

	$53,465	$46,818	$45,224

Non-performing loans as a percentage of total loans	1.54%	1.48%	1.59%

Loans past due 90 days or more and still accruing	$341	$3,928	$970

Other Real Estate Owned	$10,632	$9,637	$8,900

Non-performing assets	$64,438	$60,383	$55,094

Non-performing assets as a percentage of total assets	1.46%	1.53%	1.66%

At June 30, 2009, total non-performing assets increased $4.0 million to $64.4 million compared to December 31, 2008. Non-accrual loans increased by $6.7 million to $53.5 million at June 30, 2009 compared to December 31, 2008. Of these non-accrual loans, $21.0 million were characterized as commercial and industrial loans. The commercial and industrial loans included approximately $11.4 million in business loans for investment properties arising primarily from a single customer relationship and secured principally by the inventory and property, plant and equipment of a group of related borrowers. Also included in the commercial and industrial loan category were a $2.6 million loan secured by the borrower’s accounts receivable and inventory, a $2.5 million loan secured by aircraft, and a $1.4 million loan secured by oil and gas properties.

Non-accrual loans at June 30, 2009 also included $17.7 million characterized as construction and land development loans. This included two residential real estate loans totaling approximately $5.8 million from a single customer relationship and secured by assisted living centers, two residential real estate development loans totaling approximately $4.7 million from a single customer relationship and secured by unimproved land, and $1.6 million in residential real estate loans from a single customer relationship secured by single family residential lots. Non-accrual loans also included $11.5 million characterized as real estate loans. This included a $2.4 million commercial real estate loan secured by unoccupied retail space, three commercial real estate loans from a single customer relationship totaling approximately $1.2 million and secured by unoccupied townhomes, and a $1.1 million commercial real estate loan secured by unoccupied retail space.

Other Real Estate Owned increased $1.0 million to $10.6 million at June 30, 2009 compared to December 31, 2008. This included $9.4 million of commercial real estate property consisting of single family residences and $1.0 million of residential lots at various levels of completion. The increase in Other Real Estate Owned was due primarily to the economic downturn affecting the housing market.

Additional interest income that would have been recorded if the non-accrual loans had been current during the six months ended June 30, 2009 totaled $2.7 million and $2.0 million during the six months ended June 30, 2008.

Borrowings

Our borrowings as of June 30, 2009 and December 31, 2008 are shown in the table below (dollar amounts in thousands).

	June 30, 2009	December 31, 2008	Variance
Short-term borrowings	$659,276	$256,452	$402,824
Notes payable	70,180	151,014	(80,834)
Junior subordinated debentures	67,012	67,012	—
Other borrowings	11,587	12,075	(488)

	$808,055	$486,553	$321,502

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, as well as borrowings at the Federal Home Loan Bank and the Federal Reserve Bank. The $402.8 million increase in short-term borrowings at June 30, 2009 compared with December 31, 2008 was due primarily to increased borrowing of $500.0 million from the Federal Home Loan Bank and the Federal Reserve Bank, which had favorable pricing relative to the brokered deposit market. Our brokered deposits decreased $341.4 million from December 31, 2008 to June 30, 2009.

Notes payable consisted primarily of our borrowing facilities with third party lenders. The decrease in notes payable at June 30, 2009 compared with December 31, 2008 related primarily to the sale of approximately $78.6 million of notes payable that financed the auction rate securities held by First Southwest Holdings, Inc. prior to the acquisition. First Southwest used the proceeds received from the sale of the auction rate securities to the Bank, to retire the notes payable in January 2009. We had $4.9 million of additional borrowing capacity under revolving lines of credit at June 30, 2009.

Liquidity and Capital Resources

Liquidity refers to the measure of our ability to meet our customers’ present and future deposit withdrawals and anticipated and unanticipated increases in loan demand without penalizing earnings. Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on our net interest income.

Our asset and liability group is responsible for continuously monitoring our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all current and projected cash requirements. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, the possible sale of available-for-sale securities, and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits and the maturity structure of short-term borrowed funds. We utilize federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank and Federal Reserve as alternatives to other funding sources with similar maturities.

On December 19, 2008, we sold approximately $87.6 million of Series A and Series B Preferred Stock to the U.S. Treasury Department pursuant to the TARP Capital Purchase Program. The shares of Series B Preferred Stock were issued to the U.S. Treasury Department upon the exercise of a warrant issued in conjunction with the Series A Preferred Stock. The Series A and Series B Preferred Stock are senior to shares of our common stock with respect to dividends and liquidation preference. Under the terms of the Series A Preferred Stock, we are obligated to pay a 5% per annum cumulative dividend on the stated value of the preferred stock until February 14, 2014 and thereafter at a rate of 9% per annum. As long as shares of the Series A and Series B Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our common stock) unless all accrued and unpaid dividends on the preferred stock have been paid in full. Furthermore, prior to December 19, 2011, unless we have redeemed all of the preferred stock, the consent of the U.S. Treasury Department will be required to, among other things, increase the amount of dividends paid on our common stock. After December 19, 2011 and thereafter until December 19, 2018, the consent of the U.S. Treasury Department (if it still holds our preferred stock) will be required for any increase in the aggregate common stock dividends per share greater than 3% per annum. After December 19, 2018, we will be prohibited from paying dividends on or repurchasing any common stock until the preferred stock issued to the U.S. Treasury Department is redeemed in whole or the U.S. Treasury Department has transferred all of its preferred stock to third parties. If dividends on the preferred stock are not paid in full for six dividend periods, whether or not consecutive, the U.S. Treasury Department will have the right to elect two directors to our board of directors until all unpaid cumulative dividends are paid in full. The terms of the Series B Preferred Stock are identical to those described above for the Series A Preferred Stock except that (i) the dividend rate is 9% per annum and (ii) the Series B Preferred Stock may not be redeemed unless all of the Series A Preferred Stock is redeemed. We are evaluating whether to redeem the Series A and Series B Preferred Stock. Any such redemption would likely be funded with cash on hand or by raising additional capital in a public offering of our securities. Our total cost to redeem the Series A Preferred and Series B Preferred Stock would be the sum of approximately $92.0 million plus any accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock. Any such redemption would have an adverse effect on our liquidity.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

At June 30, 2009, we exceeded all regulatory capital requirements and were considered to be “well-capitalized” with a total capital to risk weighted assets ratio of 13.6%, Tier 1 capital to risk weighted assets ratio of 12.1% and a Tier 1 capital to average assets, or leverage, ratio of 10.4%. At June 30, 2009, the Bank was also considered to be “well-capitalized.” We discuss regulatory capital requirements in more detail in Note 12 to the unaudited consolidated interim financial statements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $101.6 million at June 30, 2009, a decrease of $13.2 million, or 11.5%, from $114.8 million at June 30, 2008. This decrease was primarily due to the increase in cash used in our mortgage origination segment’s operations due to higher loan volume, partially offset by the increase in net short-term borrowings.

Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash flow used in operations during the first six months of 2009 was $143.2 million, an increase in cash used of $141.8 million compared with June 30, 2008. Operating cash flow decreased due to higher levels of mortgage originations during the first six months of 2009 and the operating cash needs of First Southwest, whose operations were included beginning January 1, 2009.

Our primary use of funds is for the origination of loans, primarily commercial and industrial loans and real estate loans. Our loan portfolio, excluding loans held for sale, at June 30, 2009, was $3.1 billion, an increase of $107.0 million compared with $3.0 billion at December 31, 2008. The increase in net loan originations was concentrated in the real estate and business loan portfolios.

Cash flow used in our investment activities included net purchases of securities for our investment portfolio during the six months ended June 30, 2009, which were $41.0 million compared with net maturities of $5.2 million during the six months ended June 30, 2008. The increase in net purchases of securities during the first half of 2009 was composed primarily of auction rate bonds acquired in connection with our acquisition of First Southwest. Additionally, collateralized mortgage obligations and municipal securities were purchased to provide collateral for repurchase agreements. We sold approximately $21.3 million of available for sale securities during the first six months of 2009.

Cash flows from financing activities were $333.0 million during the first six months of 2009 compared with $125.7 million in the corresponding period in 2008. The $207.3 million increase is primarily attributable to the net increase in short-term borrowings. This related to increased borrowing from the Federal Home Loan Bank and the Federal Reserve Bank, which had favorable pricing relative to the brokered deposit market.

We had deposits of $2.9 billion at June 30, 2009, an amount comparable to the level of deposits at December 31, 2008. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Within deposits, interest-bearing money market deposits at June 30, 2009 increased by $340.9 million from the December 31, 2008 level. Brokered deposits at June 30, 2009 decreased by $341.4 million from the level at December 31, 2008, resulting from our decision to pursue other sources of funding with more favorable pricing.

Excluding First Southwest, our wholly-owned subsidiary and our largest depositor, our 15 largest depositors accounted for approximately 13% of our total deposits and our five largest depositors accounted for approximately 8% of our total deposits at June 30, 2009. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits and we believe alternative sources of funding are available, albeit currently at slightly higher rates, to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank.

First Southwest relies on its equity capital, short-term bank borrowings, interest and non-interest bearing client credit balances, correspondent deposits and other payables to finance its assets and operations. First Southwest has credit arrangements with commercial banks of up to $140.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At June 30, 2009, First Southwest had borrowed $26.0 million under these credit arrangements.

Off-Balance-Sheet Arrangements; Commitments; Guarantees

In the normal course of business, we enter into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in its consolidated balance sheets.

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses.

Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

In the normal course of business, FSC executes, settles, and finances various securities transactions that may expose FSC to off-balance sheet risk in the event that a customer or counterparty does not fulfill its contractual obligations. Examples of such transactions include the sale of securities not yet purchased by customers or for the account of FSC, clearing agreements between FSC and various clearinghouses and broker/dealers, secured financing arrangements that involve pledged securities, and when-issued underwriting and purchase commitments.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to our consolidated financial statements for the year ended December 31, 2008, which are included in Amendment No. 2 to our registration statement on Form 10 filed with the SEC on July 10, 2009. You are encouraged to read in its entirety Note 1 to our consolidated financial statements for the year ended December 31, 2008 for additional insight into management’s approach and methodology in estimating the allowance for loan losses. We believe that of our significant accounting policies, the allowance for loan losses may involve a higher degree of judgment and complexity.

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. Loans are charged to the allowance when the loss is confirmed or when a determination is made that a probable loss has occurred on a specific loan. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the ability to collect certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control. For a complete discussion of allowance for loan losses and provisions for loan losses, see the section entitled “Allowance for Loan Losses”.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

Some of the information below contains forward-looking statements. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses, and therefore our actual results may differ from any of the following projections. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures.

We are engaged primarily in the business of investing funds obtained from deposits and borrowings in interest-earning loans and investments, and our primary component of market risk is interest rate risk volatility. Consequently, our earnings depend to a significant extent on our net interest income, which is the difference between interest income on loans and investments and our interest expense on deposits and borrowing. To the extent that our interest-bearing liabilities do not reprice or mature at the same time as our interest-bearing assets, we are subject to interest rate risk and corresponding fluctuations in net interest income.

Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The magnitude of the change in earnings and market value of portfolio equity resulting from interest rate changes is impacted by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, and the general level of interest rates and customer actions. Our objective is to measure the effect of interest rate changes on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

There are several common sources of interest rate risk that must be effectively managed if there is to be minimal impact on our earnings and capital. Repricing risk arises largely from timing differences in the pricing of assets and liabilities. Reinvestment risk refers to the reinvestment of cash flows from interest payments and maturing assets at lower or higher rates. Basis risk exists when different yield curves or pricing indices do not change at precisely the same time or in the same magnitude such that assets and liabilities with the same maturity are not all affected equally. Yield curve risk refers to unequal movements in interest rates across a full range of maturities.

We have employed asset/liability management policies that attempt to manage our interest-earning assets and interest-bearing liabilities, thereby attempting to control the volatility of net interest income, without having to incur unacceptable levels of credit or investment risk. We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. In addition, the asset/liability management policies permit the use of various derivative instruments to manage interest rate risk or hedge specified assets and liabilities. We manage our interest rate sensitivity position consistent with our established asset/liability management policies.

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (“GAP”) and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income resulting from a movement in interest rates. A company is considered to be asset sensitive, or have a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or have a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect net interest income adversely, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. However, it is our intent to achieve a proper balance so that incorrect rate forecasts should not have a significant impact on earnings.

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on June 30, 2009 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

As illustrated in the table below, the banking segment is asset sensitive overall. The banking segment is asset sensitive primarily due to the high ratio of loans to interest sensitive assets. The majority of the loan portfolio is indexed to the Wall Street Journal Prime rate and can adjust either daily or monthly. To match this, the banking segment has also kept the maturities of most of its borrowings short, either maturing or repricing within one month. It also attempts to match longer term assets with certificates of deposit with terms of three to five years.

	June 30, 2009
	(Dollar amounts in thousands)
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,390,268	$349,014	$281,986	$78,469	$217,308	$3,317,045
Securities	234,797	29,499	45,826	12,384	102,267	424,773
Federal funds sold	15,353	—	—	—	—	15,353
Other interest sensitive assets	13,552	—	—	—	—	13,552

Total interest sensitive assets	2,653,970	378,513	327,812	90,853	319,575	3,770,723

Interest sensitive liabilities:
Interest bearing checking	$1,107,182	$—	$—	$—	$—	$1,107,182
Savings	124,900	—	—	—	—	124,900
Time deposits	560,705	472,671	42,492	10,575	2,698	1,089,141
Notes payable & other borrowings	470,151	250,496	3,018	774	5,654	730,093

Total interest sensitive liabilities	2,262,938	723,167	45,510	11,349	8,352	3,051,316

Interest sensitivity gap	$391,032	$(344,654)	$282,302	$79,504	$311,223	$719,407

Cumulative interest sensitivity gap	$391,032	$46,378	$328,680	$408,184	$719,407

Percentage of cumulative gap to total interest sensitive assets	10.37%	1.23%	8.72%	10.83%	19.08%

The positive GAP in the interest rate sensitivity analysis indicates that banking segment net interest income would generally rise in the long-term if rates increase and generally fall in the long-term if rates decline. Because of inherent limitations in interest rate sensitivity analysis, the banking segment uses multiple interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine the effect on net interest income changes for the next 12 months. The banking segment also measures the effects of changes in interest rates on market value of portfolio equity by discounting future cash flows of deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. We believe the simulation analysis presents a more accurate picture than interest rate sensitivity analysis alone since certain rate indices that affect liabilities do not change with the same magnitude over the same period of time as changes in the prime rate or other indices that reprice loans and investment securities. The projected changes in net interest income at June 30, 2009 were in compliance with established policy guidelines.

The table below shows the estimated impact of increases and decreases in interest rates of 1%, 2% and 3% on net interest income and on market value of portfolio equity for the banking segment as of June 30, 2009 (dollar amounts in thousands).

	June 30, 2009
	Changes In Net Interest Income		Changes in Market Value of Portfolio Equity
Change in interest rates	Amount	Percent	Amount	Percent
Up 3%	$(2,831)	-1.79%	$44,218	7.58%
Up 2%	(8,135)	-5.15%	24,110	4.13%
Up 1%	(7,863)	-4.98%	10,930	1.87%
Down 1%	592	0.37%	(31,306)	-5.37%
Down 2%	(1,164)	-0.74%	(69,112)	-11.84%
Down 3%	(2,221)	-1.41%	(104,730)	-17.95%

The projected changes in net interest income and market value of portfolio equity to changes in interest rates at June 30, 2009 were in compliance with established policy guidelines. These projected changes in the market value of portfolio equity model are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

The results in the table above show changes in net interest income that are smaller than the changes would be under normal interest rate conditions.

With respect to increases in interest rates, the historically low level of interest rates, combined with the operation of repricing floors that are in effect for a significant portion of our loan portfolio, would cause yields on our earning assets to rise more slowly than increases in interest rates. As a result, in a rising interest rate environment, our interest rate margins would be compressed until the rise in interest rates was sufficient to allow the loan portfolio to reprice above the applicable repricing floors. In the table above, loans would begin to reprice if interest rates were to rise by 3%.

Due to historically low interest rates, the table above may not predict the full effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the fact that deposit and loan rates cannot fall below zero percent, distort the model’s results.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report and has concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within our Company, and, based on their evaluations, our controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There were no changes in our Internal Controls Over Financial Reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our Internal Controls Over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time involved in legal proceedings arising in the normal course of business. Other than proceedings incidental to our business, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings and no such proceedings are, to our knowledge, threatened against us.

There are several federal and state statutes that govern the rights and obligations of financial institutions with respect to environmental issues. Besides being directly liable under these statutes for its own conduct, a financial institution may also be held liable under certain circumstances for actions of borrowers or other third parties on property that collateralizes a loan held by the institution. The potential liabilities may far exceed the original amount of the loan made by the financial institution secured by the property. Currently, we are not a party to any legal proceedings involving potential liability to us under any applicable environmental laws.

As part of an industry-wide inquiry by FINRA into sales practices related to auction rate bonds, FSC executed a term sheet in 2008 in which it agreed to pay a fine and to buy back $41.6 million of auction rate bonds at par from a defined class of customers. The fine was paid in 2008, and the auction rate bonds were purchased from these customers in February 2009. FSC recorded a liability of $3.8 million as of December 31, 2008 representing the loss relating to this settlement. In addition, for a 60-day period commencing June 16, 2009, FSC has agreed to use its best efforts to provide liquidity to certain other customers not otherwise part of the defined class referenced above.

For information regarding our legal proceedings, please refer to “Item 8 – Legal Proceedings” in Amendment No. 2 to our registration statement on Form 10 filed with the SEC on July 10, 2009. There have been no material developments in any of the legal proceedings previously reported in our registration statement on Form 10.

Item 1A.	Risk Factors

Our banking segment is subject to risks associated with its high deposit concentration.

At June 30, 2009, excluding First Southwest, our wholly-owned subsidiary and our largest depositor, our fifteen largest depositors accounted for approximately 13% of our total deposits, and our five largest depositors accounted for approximately 8% of our total deposits. Loss of one or more of our largest customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, purchase federal funds or borrow funds on a short-term basis which would adversely affect our results of operations.

Our mortgage origination segment is subject to risks on loans that it originates.

We intend to sell, and not hold for investment, all loans that we originate. At times, however, we may originate a loan or execute an interest rate lock commitment with a customer pursuant to which we agree to originate a mortgage loan on a future date at an agreed-upon interest rate without having identified a purchaser for such loan or the loan underlying such IRLC. An identified purchaser may also decline to purchase a loan for a variety of reasons. In these instances, we will bear interest rate risk on an IRLC until, and unless, we are able to find a substitute buyer for the loan underlying such IRLC and the risk of investment on a loan until, and unless, we are able to find a substitute buyer for such loan. During periods of market downturn, we have at times chosen to hold mortgage loans for investment when the identified purchasers have declined to purchase such loans because we could not obtain an acceptable substitute bid price for such loan. The performance of mortgage loans that we hold on our books for investment will affect our financial condition, liquidity and results of operations, and the failure of such loans to perform adequately could have a material adverse effect on the foregoing.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, referral sources, other vendors and our employees.

When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the investment value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable to investors in the secondary market. If we have already sold the loan when the material misrepresentation is discovered, then the loan is subject to repurchase, but we will often instead agree to indemnify the purchaser for any losses arising from such loan because in the general course of business we do not seek to hold mortgage loans we originate for investment. Even though we may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate, and it is often difficult to collect any monetary losses that we have suffered from them.

We cannot assure you that we have detected or will detect all misrepresented information in our loan originations. If we experience a significant number of such fraudulent or negligent acts, our business, financial condition, liquidity and results of operations could be significantly harmed.

We only recently became a public reporting company, and the obligations associated with being a public reporting company will require significant resources and management attention, which may divert from our business operations.

We have only recently become a public reporting company, and the expenses of being a public reporting company, including compliance with periodic disclosure requirements and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, are not reflected in our audited financial statements, and are not fully reflected in our unaudited interim financial statements. The Sarbanes-Oxley Act requires, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2010. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur.

Furthermore, the need to establish and maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs that we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our noninterest expenses.

We may not be able to remediate any future deficiencies in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

Economic stimulus legislation imposes certain executive compensation and corporate governance requirements that may adversely affect us by requiring reimbursement of disapproved executive compensation.

On June 15, 2009, the U.S. Treasury adopted and made effective an interim final rule (the “Interim Rule”), which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP Capital Purchase Program and the EESA, as amended by the ARRA. Pursuant to the Interim Rule, the SEC established the Office of the Special Master for TARP Executive Compensation (the “Special Master”). The Interim Rule authorizes the Special Master to review compensation structures and payments of, and to independently issue advisory opinions to, those banks participating in the TARP Capital Purchase Program. If the Special Master finds that a TARP recipient’s compensation structure or payments that it makes to its employees are inconsistent with the purposes of the EESA or TARP, or otherwise contrary to the public interest, the Special Master may negotiate with the TARP recipient and the subject employee for appropriate reimbursements to the TARP recipient or the federal government. Because we have participated in the TARP Capital Purchase Program, the Special Master may review our compensation structure and payments that we have made to our employees.

For information regarding our additional risk factors, please refer to “Item 1A – Risk Factors” in Amendment No. 2 to our registration statement on Form 10 filed with the SEC on July 10, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We have periodically granted stock option awards to key employees pursuant to our equity-based compensation. During the three months ended June 30, 2009, we issued 4,168 shares of our common stock upon the exercise of outstanding stock options at prices ranging from $14.46 to $14.51 per share. These grants were awarded pursuant to the exemption from compliance with the registration requirements of the Securities Act of 1933, as amended, provided by Rule 701. The exemption provided by Rule 701 was available for these transactions because we granted these stock options to our employees prior to the registration of a class of our securities with the SEC.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” for a description of our exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

PLAINS CAPITAL CORPORATION

Date: August 12, 2009	By:	/s/ Allen Custard
	Name:	Allen Custard
	Title:	Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

EXHIBIT NO.
3.1		Second Restated Articles of Incorporation of Plains Capital Corporation (previously filed as Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form 10 filed on June 25, 2009, File No. 000-53629, and incorporated herein by reference).

3.2	–	Amended and Restated Bylaws of Plains Capital Corporation, as amended as of July 16, 2009 (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on July 16, 2009, File No. 000-53629, and incorporated herein by reference).

4.1	–	Letter Agreement and Securities Purchase Agreement – Standard Terms incorporated therein, dated as of December 19, 2008, between Plains Capital Corporation and the United States Department of the Treasury (previously filed as Exhibit 4.1 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.2	–	Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, Plains Capital Corporation, and Alan B. White, George McCleskey, and Jeff Isom as Administrators (previously filed as Exhibit 4.2 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.3	–	First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, between Plains Capital Corporation and U.S. Bank National Association (previously filed as Exhibit 4.3 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.4	–	Indenture, dated as of July 31, 2001, between Plains Capital Corporation and State Street Bank and Trust Company of Connecticut, National Association (previously filed as Exhibit 4.4 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.5	–	First Supplemental Indenture, dated as of August 7, 2006, between Plains Capital Corporation and U.S. Bank National Association (previously filed as Exhibit 4.5 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.6	–	Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of Plains Capital Corporation, dated as of August 7, 2006, by Plains Capital Corporation in favor of U.S. Bank National Association (previously filed as Exhibit 4.6 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.7	–	Guarantee Agreement, dated as of July 31, 2001, between Plains Capital Corporation and State Street Bank and Trust Company of Connecticut, National Association, as trustee (previously filed as Exhibit 4.7 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.8	–	First Amendment to Guarantee Agreement, dated as of August 7, 2006, between Plains Capital Corporation and U.S. Bank National Association (previously filed as Exhibit 4.8 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.9	–	Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, Plains Capital Corporation, and Alan B. White, George McCleskey, and Jeff Isom as Administrators (previously filed as Exhibit 4.9 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.10	–	Indenture, dated as of March 26, 2003, between Plains Capital Corporation and U.S. Bank National Association (previously filed as Exhibit 4.10 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.11	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of Plains Capital Corporation, dated as of March 26, 2003, by Plains Capital Corporation in favor of U.S. Bank National Association (previously filed as Exhibit 4.11 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.12	–	Guarantee Agreement, dated as of March 26, 2003, between Plains Capital Corporation and U.S. Bank National Association, as trustee (previously filed as Exhibit 4.12 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.13	–	Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, Plains Capital Corporation, and Alan B. White, George McCleskey, and Jeff Isom as Administrators (previously filed as Exhibit 4.13 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.14	–	Indenture, dated as of September 17, 2003, between Plains Capital Corporation and U.S. Bank National Association (previously filed as Exhibit 4.14 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.15	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of Plains Capital Corporation, dated as of September 17, 2003, by Plains Capital Corporation in favor of U.S. Bank National Association (previously filed as Exhibit 4.15 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.16	–	Guarantee Agreement, dated as of September 17, 2003, between Plains Capital Corporation and U.S. Bank National Association, as trustee (previously filed as Exhibit 4.16 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.17	–	Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among Plains Capital Corporation, Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, and Alan B. White, DeWayne Pierce, and Jeff Isom as Administrative Trustees (previously filed as Exhibit 4.17 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.18	–	Junior Subordinated Indenture, dated as of February 22, 2008, between Plains Capital Corporation and Wells Fargo Bank, N.A. (previously filed as Exhibit 4.18 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.19	–	Plains Capital Corporation Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by Plains Capital Corporation in favor of Wells Fargo Bank, N.A., as trustee of the PCC Statutory Trust IV (previously filed as Exhibit 4.19 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.20	–	Guarantee Agreement, dated as of February 22, 2008, between Plains Capital Corporation and Wells Fargo Bank, N.A. (previously filed as Exhibit 4.20 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.21	–	Registration Rights Agreement, dated as of December 31, 2008, between Plains Capital Corporation and Hill A. Feinberg, as Stockholders’ Representative (previously filed as Exhibit 4.21 to Amendment No. 1 to the Registration Statement on Form 10 filed on June 25, 2009, File No. 000-53629, and incorporated herein by reference).

10.1	–	Agreement and Plan of Merger, dated as of November 7, 2008, by and among Plains Capital Corporation, Plains Capital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg as Stockholders’ Representative (previously filed as Exhibit 10.1 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.2	–	First Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among Plains Capital Corporation, Plains Capital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg as Stockholders’ Representative (previously filed as Exhibit 10.2 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.3	–	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among Plains Capital Corporation, Plains Capital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg as Stockholders’ Representative (previously filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.4	–	Amended and Restated Employment Agreement, dated as of January 1, 2009, between Plains Capital Corporation and Alan White (previously filed as Exhibit 10.4 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.5	–	First Amendment to Amended and Restated Employment Agreement, dated as of March 2, 2009, between Plains Capital Corporation and Alan White (previously filed as Exhibit 10.5 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.6	–	Employment Agreement, effective as of December 31, 2008, by and among First Southwest Holdings, LLC, Plains Capital Corporation and Hill A. Feinberg (previously filed as Exhibit 10.6 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.7	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, Plains Capital Corporation and Hill A. Feinberg (previously filed as Exhibit 10.7 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.8	–	Employment Agreement, dated as of January 1, 2009, between Plains Capital Corporation and Jerry L. Schaffner (previously filed as Exhibit 10.8 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.9	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between Plains Capital Corporation and Jerry L. Schaffner (previously filed as Exhibit 10.9 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.10	–	Employment Agreement, dated as of January 1, 2009, between Plains Capital Corporation and Jeff Isom (previously filed as Exhibit 10.10 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.11	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between Plains Capital Corporation and Jeff Isom (previously filed as Exhibit 10.11 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.12	–	Plains Capital Corporation Incentive Stock Option Plan, dated October 16, 1996 (the “1996 Incentive Stock Option Plan”) (previously filed as Exhibit 10.12 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.13	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 1998 (the “1998 Incentive Stock Option Plan”) (previously filed as Exhibit 10.13 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.14	–	Plains Capital Corporation Incentive Stock Option Plan, dated April 18, 2001 (the “2001 Incentive Stock Option Plan”) (previously filed as Exhibit 10.14 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.15	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 2003 (the “2003 Incentive Stock Option Plan”) (previously filed as Exhibit 10.15 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.16	–	Plains Capital Corporation 2005 Incentive Stock Option Plan, dated April 20, 2005 (previously filed as Exhibit 10.16 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.17	–	Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008 (previously filed as Exhibit 10.17 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.18	–	PNB Financial Bank Supplemental Executive Pension Plan, effective as of January 1, 2008 (previously filed as Exhibit 10.18 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.19	–	First Amendment to Plains Capital Bank Supplemental Executive Pension Plan, effective as of March 19, 2009 (previously filed as Exhibit 10.19 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.20	–	Employee Stock Ownership Plan, effective January 1, 2004 and as amended and restated as of January 1, 2006 (previously filed as Exhibit 10.20 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.21	–	First Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, effective as of January 1, 2007 (previously filed as Exhibit 10.21 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.22	–	Second Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, dated as of December 1, 2008 (previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.23	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Isom, Schaffner and White on December 17, 2008 (previously filed as Exhibit 10.23 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.24	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Custard and Feinberg, effective as of December 31, 2008 (previously filed as Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form 10 filed on July 10, 2009, File No. 000-53629, and incorporated herein by reference).

10.25	–	Form of Stock Option Agreement under the 1996 Incentive Stock Option Plan (previously filed as Exhibit 10.25 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.26	–	Form of Stock Option Agreement under the 1998 Incentive Stock Option Plan (previously filed as Exhibit 10.26 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.27	–	Form of Stock Option Agreement under the 2001 Incentive Stock Option Plan (previously filed as Exhibit 10.27 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.28	–	Form of Stock Option Agreement under the 2003 Incentive Stock Option Plan (previously filed as Exhibit 10.28 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.29	–	Form of Stock Option Agreement under the Plains Capital Corporation 2005 Incentive Stock Option Plan (previously filed as Exhibit 10.29 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.30	–	Form of Stock Option Agreement under the Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan (previously filed as Exhibit 10.30 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.31	–	Amended and Restated Subordinate Credit Agreement, dated as of December 19, 2007, between JP Morgan Chase Bank, N.A. and Plains Capital Corporation (previously filed as Exhibit 10.31 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.32	–	Second Amended and Restated Subordinate Promissory Note, dated as of December 19, 2007, by Plains Capital Corporation in favor of JP Morgan Chase Bank, N.A. (previously filed as Exhibit 10.32 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.33	–	Amended and Restated Loan Agreement, dated as of October 1, 2001, between Plains Capital Corporation and Bank One, NA (previously filed as Exhibit 10.33 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.34	–	First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2002, between Plains Capital Corporation and Bank One, NA (previously filed as Exhibit 10.34 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.35	–	Second Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2003, between Plains Capital Corporation and Bank One, NA (previously filed as Exhibit 10.35 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.36	–	Third Amendment to Amended and Restated Loan Agreement, dated as of June 1, 2004, between Plains Capital Corporation and Bank One, NA (previously filed as Exhibit 10.36 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.37	–	Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 21, 2005, between Plains Capital Corporation and JPMorgan Chase Bank, NA (previously filed as Exhibit 10.37 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.38	–	Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 16, 2006, between Plains Capital Corporation and JPMorgan Chase Bank, NA (previously filed as Exhibit 10.38 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.39	–	Sixth Amendment to Amended and Restated Loan Agreement, dated as of December 19, 2007, between Plains Capital Corporation and JPMorgan Chase Bank, NA (previously filed as Exhibit 10.39 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.40	–	Commercial Pledge and Security Agreement, dated as of November 1, 2000, by Plains Capital Corporation for the benefit of Bank One, Texas N.A. (previously filed as Exhibit 10.40 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.41	–	Third Amended and Restated Promissory Note, dated as of December 19, 2007, by Plains Capital Corporation in favor of JPMorgan Chase Bank, NA (previously filed as Exhibit 10.41 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.42	–	Loan Agreement, dated as of September 22, 2004, between Bank One, NA and Plains Capital Corporation (previously filed as Exhibit 10.42 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.43	–	Promissory Note, dated as of September 22, 2004, by Plains Capital Corporation in favor of Bank One, NA (previously filed as Exhibit 10.43 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.44	–	Loan Agreement, dated as of October 27, 2004, between Plains Capital Corporation and Bank One, NA (previously filed as Exhibit 10.44 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.45	–	Renewal, Extension and Modification Agreement, dated as of October 27, 2006, between Plains Capital Corporation and JPMorgan Chase Bank, NA (previously filed as Exhibit 10.45 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.46	–	Amended and Restated Promissory Note, dated as of October 27, 2006, by Plains Capital Corporation in favor of JPMorgan Chase Bank, NA (previously filed as Exhibit 10.46 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.47	–	Credit Agreement, dated as of October 13, 2006, between Plains Capital Corporation and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.47 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.48	–	Line of Credit Note, dated as of October 14, 2008, by Plains Capital Corporation in favor of JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.48 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.49	–	Office Lease, dated as of February 7, 2007, between Plains Capital Corporation and Block L Land, L.P. (previously filed as Exhibit 10.49 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.50	–	First Amendment to Office Lease, dated as of April 3, 2007, between Plains Capital Corporation and Block L Land, L.P. (previously filed as Exhibit 10.50 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.51	–	Second Amendment to Office Lease, dated as of November 14, 2008, between Plains Capital Corporation and H/H Victory Holdings, L.P. (previously filed as Exhibit 10.51 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.52	–	Employment Agreement, dated as of December 18, 2008, by and among Plains Capital Corporation, First Southwest Holdings, LLC and W. Allen Custard III (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 8, 2009, File No. 000-53629, and incorporated herein by reference).

10.53	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among Plains Capital Corporation, First Southwest Holdings, LLC and W. Allen Custard III (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 8, 2009, File No. 000-53629, and incorporated herein by reference).

31.1*	–	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	–	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.