Form 10-Q
period 2009-09-30
PLAINSCAPITAL CORP
filed 2009-10-21
CIK 822083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File Number: 000-53629

PLAINSCAPITAL CORPORATION

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

As of October 15, 2009, there were 33,813,813 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PlainsCapital Corporation

Quarterly Report on Form 10-Q for the period ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PlainsCapital Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008
	(In thousands)
Assets
Cash and due from banks	$188,178	$92,785
Federal funds sold	26,366	21,786
Assets segregated for regulatory purposes	17,000	11,500
Loans held for sale	428,341	198,866
Securities
Held-to-maturity, fair market value $274,966 and $217,019, respectively	270,800	217,209
Available-for-sale, amortized cost $169,982 and $165,417 respectively	172,417	166,557
Trading, at fair market value	36,398	1,561

	479,615	385,327

Loans, gross	3,056,803	2,969,506
Unearned income	(4,455)	(3,887)
Allowance for loan losses	(39,799)	(40,672)

Loans, net	3,012,549	2,924,947

Broker/dealer and clearing organization receivables	221,541	45,331
Fee award receivable	20,686	21,544
Investment in unconsolidated subsidiaries	2,012	2,012
Premises and equipment, net	63,193	57,336
Accrued interest receivable	15,045	16,164
Other real estate owned	13,222	9,637
Goodwill, net	35,880	36,486
Other intangible assets, net	16,221	82
Other assets	136,454	128,193

Total assets	$4,676,303	$3,951,996

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$134,798	$194,901
Interest-bearing	3,114,974	2,731,198

Total deposits	3,249,772	2,926,099

Broker/dealer and clearing organization payables	261,491	59,203
Short-term borrowings	449,410	256,452
Treasury tax and loan note option account	2,985	3,424
Capital lease obligation	8,441	8,651
Notes payable	70,691	151,014
Junior subordinated debentures	67,012	67,012
Other liabilities	133,917	78,617

Total liabilities	4,243,719	3,550,472

Commitments and contingencies

Shareholders’ equity
PlainsCapital Corporation shareholders’ equity
Preferred stock, $1 par value per share, authorized 50,000,000 shares;
Series A, 87,631 shares issued	83,382	82,736
Series B, 4,382 shares issued	4,827	4,895
Original common stock, $0.001 par value per share, authorized 50,000,000 shares; 31,588,383 and 31,573,518 shares issued, respectively	32	32
Common stock, $0.001 par value per share, authorized 150,000,000 shares; zero shares issued	—	—
Surplus	150,213	147,445
Retained earnings	194,255	167,865
Accumulated other comprehensive income	1,848	331

	434,557	403,304
Unearned ESOP shares (320,712 shares)	(3,489)	(3,489)

Total PlainsCapital Corporation shareholders’ equity	431,068	399,815
Noncontrolling interest	1,516	1,709

Total shareholders’ equity	432,584	401,524

Total liabilities and shareholders’ equity	$4,676,303	$3,951,996

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Income - Unaudited

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$46,235	$44,057	$133,698	$139,051
Securities	3,679	2,281	11,881	6,869
Federal funds sold	42	160	75	421
Interest-bearing deposits with banks	40	11	65	58
Other	1,444	154	4,227	524

Total interest income	51,440	46,663	149,946	146,923

Interest expense
Deposits	8,218	10,940	24,221	37,230
Short-term borrowings	725	2,145	2,021	9,052
Capital lease obligation	108	111	326	278
Notes payable	929	863	2,549	2,377
Junior subordinated debentures	685	1,065	2,325	3,230
Other	165	—	550	—

Total interest expense	10,830	15,124	31,992	52,167

Net interest income	40,610	31,539	117,954	94,756
Provision for loan losses	14,310	2,635	39,073	7,818

Net interest income after provision for loan losses	26,300	28,904	78,881	86,938

Noninterest income
Service charges on depositor accounts	2,312	2,458	6,732	7,121
Net realized gains on sale of securities	—	—	301	—
Income from loan origination and net gains from sale of loans	52,415	25,141	164,143	67,752
Trust fees	1,040	1,148	2,812	3,342
Investment advisory fees and commissions	19,520	1,486	52,385	4,716
Securities brokerage fees and commissions	6,331	12	16,125	45
Other	4,771	1,199	5,922	3,733

Total noninterest income	86,389	31,444	248,420	86,709

Noninterest expense
Employees’ compensation and benefits	61,379	28,572	171,658	81,786
Occupancy and equipment, net	12,923	6,961	36,166	20,007
Professional services	4,209	3,356	13,128	8,620
Deposit insurance premium	1,120	388	5,168	1,176
Repossession and foreclosure, net of recoveries	1,871	926	3,984	2,777
Other	15,912	7,385	41,331	21,336

Total noninterest expense	97,414	47,588	271,435	135,702

Income before income taxes	15,275	12,760	55,866	37,945
Income tax provision	5,523	4,582	19,991	13,448

Net income	9,752	8,178	35,875	24,497
Less: Net income attributable to noncontrolling interest	70	52	126	234

Net income attributable to PlainsCapital Corporation	9,682	8,126	35,749	24,263
Dividends on preferred stock and other	1,381	—	4,319	—

Income applicable to PlainsCapital Corporation common shareholders	$8,301	$8,126	$31,430	$24,263

Earnings per common share
Basic	$0.27	$0.31	$1.01	$0.93

Diluted	$0.25	$0.31	$0.95	$0.92

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity - Unaudited

		PlainsCapital Corporation Shareholders
		Preferred Stock		Common Stock				Accumulated Other	Unearned
	Comprehensive						Retained	Comprehensive	ESOP	Noncontrolling
	Income	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Interest	Total
	(Dollars in thousands)
Balance, January 1, 2008		—	$—	26,448,429	$26	$89,335	$149,694	$(1,173)	$(3,992)	$1,849	$235,739
Cumulative effect of the adoption of the Split-Dollar Life Insurance Subsections of the FASB Accounting Standards Codification		—	—	—	—	—	(676)	—	—	—	(676)
Stock option plans’ activity, including compensation expense		—	—	25,863	—	410	—	—	—	—	410
ESOP activity		—	—	—	—	—	55	—	—	—	55
Dividends on common stock ($0.15 per share)		—	—	—	—	—	(3,971)	—	—	—	(3,971)
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(577)	(577)
Comprehensive income:
Net income	$24,497	—	—	—	—	—	24,263	—	—	234	24,497
Other comprehensive income (loss):
Unrealized gains on securities available-for-sale, net of tax of $1.5	3
Unrealized losses on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $287.4	(558)
Unrealized losses on customer-related cash flow hedges, net of tax of $5.0	(9)

Other comprehensive loss	(564)	—	—	—	—	—	—	(564)	—	—	(564)

Total comprehensive income	$23,933

Balance, September 30, 2008		—	$—	26,474,292	$26	$89,745	$169,365	$(1,737)	$(3,992)	$1,506	$254,913

Balance, January 1, 2009		92,013	$87,631	31,573,518	$32	$147,445	$167,865	$331	$(3,489)	$1,709	$401,524
Stock option plans’ activity, including compensation expense		—	—	14,928	—	2,127	—	—	—	—	2,127
Adjustment to stock issued in business combination		—	—	(63)	—	(1)	—	—	—	—	(1)
Stock-based compensation expense		—	—	—	—	642	—	—	—	—	642
ESOP activity		—	—	—	—	—	32	—	—	—	32
Dividends on common stock ($0.15 per share)		—	—	—	—	—	(5,072)	—	—	—	(5,072)
Dividends on preferred stock		—	—	—	—	—	(3,741)	—	—	—	(3,741)
Preferred stock discount and accretion		—	578	—	—	—	(578)	—	—	—	—
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(319)	(319)
Comprehensive income:
Net income	$35,875	—	—	—	—	—	35,749	—	—	126	35,875
Other comprehensive income (loss):
Unrealized gains on securities available-for-sale, net of tax of $440.8	856
Unrealized gains on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $345.3	670
Unrealized losses on customer-related cash flow hedges, net of tax of $5.0	(9)
Other comprehensive loss	1,517	—	—	—	—	—	—	1,517	—	—	1,517
Total comprehensive income	$37,392
Balance, September 30, 2009		92,013	$88,209	31,588,383	$32	$150,213	$194,255	$1,848	$(3,489)	$1,516	$432,584

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net income	$35,875	$24,497
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan losses	39,073	7,818
Net losses on other real estate owned	2,903	1,311
Depreciation and amortization	7,287	5,565
Stock-based compensation expense	812	142
Net realized gains on sale of securities	(301)	—
Loss (gain) on sale of premises and equipment	1	89
Stock dividends on securities	(40)	(446)
Deferred income taxes	4,956	(586)
Payments (deposits) for claims in litigation	—	6,816
Changes in assets segregated for regulatory purposes	(5,500)	—
Changes in trading securities	(34,837)	—
Changes in broker/dealer and clearing organization receivables	(176,210)	—
Changes in fee award receivable	858	—
Changes in broker/dealer and clearing organization payables	202,288	—
Changes in other assets	4,724	(1,617)
Changes in other liabilities	35,767	(3,334)
Net gains from loan origination and sale of loans	(164,143)	(67,752)
Loans originated for sale	(4,313,972)	(1,688,536)
Proceeds from loans sold	4,223,135	1,692,205

Net cash used in operating activities	(137,324)	(23,828)

Investing Activities
Proceeds from maturities and principal reductions of securities held-to-maturity	25,967	3,623
Proceeds from sales, maturities and principal reductions of securities available-for-sale	122,139	24,053
Purchases of securities held-to-maturity	(94,123)	(6,317)
Purchases of securities available-for-sale	(110,322)	(39,235)
Net increase in loans	(141,785)	(120,860)
Purchases of premises and equipment and other assets	(14,996)	(10,042)
Proceeds from sales of premises and equipment and other real estate owned	9,345	9,204
Net cash paid (received) for Federal Home Loan Bank and Federal Reserve Bank stock	(3,706)	608
Other, net	—	(464)

Net cash used in investing activities	(207,481)	(139,430)

Financing Activities
Net increase (decrease) in deposits	341,242	(48,585)
Net increase in short-term borrowings	192,958	186,980
Net decrease in treasury tax and loan note option account	(439)	(246)
Proceeds from notes payable	2,900	119,250
Payments on notes payable	(83,223)	(107,081)
Proceeds from junior subordinated debentures	—	15,464
Proceeds from sale of common stock	72	217
Dividends paid on preferred and common stock	(8,203)	(3,971)
Cash distributions to noncontrolling interest	(319)	(577)
Other, net	(210)	(174)

Net cash provided by financing activities	444,778	161,277

Net increase (decrease) in cash and cash equivalents	99,973	(1,981)
Cash and cash equivalents at beginning of period	114,571	126,422

Cash and cash equivalents at end of period	$214,544	$124,441

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$32,456	$56,352

Income taxes	$10,680	$11,305

Supplemental Schedule of Noncash Activities
Conversion of loans to other real estate owned	$18,612	$15,654

Capital leases	$—	$4,899

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Interim Financial Statements – Unaudited

September 30, 2009

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The unaudited consolidated financial statements of PlainsCapital Corporation, a Texas corporation, and its subsidiaries (“we,” “us,” “our,” “our company,” or “PlainsCapital”) for the three and nine month periods ended September 30, 2009 and 2008 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

PlainsCapital is a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Graham-Leach-Bliley Act of 1999, headquartered in Dallas, Texas, that provides, through its subsidiaries, a broad array of products and services. In addition to traditional banking services, PlainsCapital provides residential mortgage lending, investment banking, public finance advisory, wealth and investment management, treasury management, capital equipment leasing, fixed income sales and trading, asset management and correspondent clearing services.

PlainsCapital owns 100% of the outstanding stock of PlainsCapital Bank (the “Bank”) and PlainsCapital Equity, LLC. PlainsCapital owns a 60.9% interest in Hester Capital Management, LLC (“Hester Capital”). The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”), PNB Aero Services, Inc., PCB-ARC, Inc. and 90% of the outstanding stock of Plains Financial Corporation (“PFC”). The Bank has a 100% interest in First Southwest Holdings, LLC (“First Southwest”), PlainsCapital Leasing, LLC, and PlainsCapital Securities, LLC, as well as a 51% voting interest in PlainsCapital Insurance Services, LLC.

After the close of business on December 31, 2008, First Southwest Holdings, Inc., a diversified, private investment banking corporation headquartered in Dallas, Texas merged into FSWH Acquisition LLC, a wholly-owned subsidiary of the Bank. Following the merger, FSWH Acquisition LLC changed its name to “First Southwest Holdings, LLC”. The principal subsidiaries of First Southwest are First Southwest Company (“FSC”), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”), First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940, and First Southwest Leasing Company. Please see Note 2 for further discussion of the acquisition.

The consolidated interim financial statements include the accounts of the above-named entities. All significant intercompany transactions and balances have been eliminated. Noncontrolling interests have been recorded for minority ownership in entities that are not wholly owned and are presented in compliance with the provisions of Noncontrolling Interest in Subsidiary Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), as discussed below.

PlainsCapital also owns 100% of the outstanding common stock of PCC Statutory Trusts I, II, III, and IV (“Trusts”), which are not included in the consolidated financial statements under the requirements of the Variable Interest Entities Subsections of the ASC, because the primary beneficiaries of the Trusts are not within the consolidated group.

The consolidated interim financial statements of PlainsCapital and subsidiaries are unaudited, but in the opinion of management, contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results of the interim periods presented. The consolidated interim financial statements have been prepared in compliance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the SEC. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Amendment No. 1 to our registration statement on Form S-1 filed with the SEC on October 21, 2009. Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

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

Common Stock

On August 27, 2009, PlainsCapital shareholders authorized changing the name of our existing class of common stock to “Original Common Stock” and the creation of a new class of common stock with 150 million authorized shares. In addition, shareholders authorized a three-for-one split of PlainsCapital Original Common Stock and a change in the par value of the Original Common Stock from $10 per share to $0.001 per share. These changes became effective August 28, 2009 when PlainsCapital filed its Third Amended and Restated Certificate of Formation with the Texas Secretary of State. PlainsCapital has retrospectively adjusted previously reported share and per share amounts to reflect the stock split and the change in the par value of the Original Common Stock for all periods presented.

Comprehensive Income (Loss)

PlainsCapital’s comprehensive income (loss) consists of its net income and unrealized holding gains (losses) on its available-for-sale securities, investments held in trust for the Supplemental Executive Retirement Plan and derivative instruments designated as cash flow hedges.

The components of accumulated other comprehensive income (loss), net of taxes, at September 30, 2009 and December 31, 2008 are shown in the following table (in thousands):

	September 30, 2009	December 31, 2008
Unrealized gain on securities available-for-sale	$1,608	$752
Unrealized gain (loss) on securities held in trust for the Supplemental Executive Retirement Plan	110	(561)
Unrealized gain on customer-related cash flow hedges	130	140

	$1,848	$331

Earnings per Common Share

On January 1, 2009, PlainsCapital adopted the requirements of the ASC subsections regarding Participating Securities and the Two-Class Method as those requirements relate to the calculation of earnings per common share. The ASC provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. PlainsCapital has shares of restricted stock outstanding that are participating securities under the provisions of the ASC. In addition, shares of PlainsCapital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition qualify as participating securities. Accordingly, PlainsCapital has computed earnings per common share using the two-class method described in the ASC beginning January 1, 2009, and has retrospectively adjusted previously reported earnings per common share data to conform to the two-class method.

1. Summary of Significant Accounting and Reporting Policies (continued)

Noncontrolling Interest

On January 1, 2009, PlainsCapital adopted the ASC subsections regarding Noncontrolling Interest in a Subsidiary. The ASC specifies that a noncontrolling interest in a subsidiary, also referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the ASC requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the minority interest. The ASC also requires disclosure of the amounts of consolidated net income attributable to the parent and the minority interest on the face of the consolidated income statement. PlainsCapital has applied the provisions of the ASC to its consolidated interim financial statements and retrospectively adjusted previously reported noncontrolling interest amounts to conform to the new ASC provisions.

Subsequent Events

PlainsCapital has applied the provisions of the Subsequent Events Topic of the ASC to its consolidated interim financial statements for periods ended after June 15, 2009. The Subsequent Event Topic establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, the Subsequent Events Topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. Accordingly, PlainsCapital has evaluated events and transactions occurring through October 20, 2009, the date the consolidated interim financial statements were issued, for potential recognition or disclosure in the financial statements.

Reclassification

Certain items in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

2. Acquisition

As described in Note 1, First Southwest Holdings, Inc., a diversified, private investment banking corporation headquartered in Dallas, Texas, was merged with and into First Southwest after the close of business December 31, 2008. First Southwest is the surviving entity in the transaction. PlainsCapital’s consolidated income statement includes the operations of First Southwest from January 1, 2009, while the assets and liabilities of First Southwest were included, at estimated fair value, in the consolidated balance sheet at December 31, 2008, the acquisition date.

The acquisition cost of First Southwest Holdings, Inc. was approximately $62.7 million, composed of approximately 5.1 million shares of PlainsCapital Original Common Stock valued at $57.7 million, First Southwest Holdings, Inc. stock options that were converted to PlainsCapital stock options, the estimated fair value of which was $1.9 million as of December 31, 2008, and $3.1 million of transaction costs. The value of $11.33 per share of PlainsCapital Original Common Stock was the product of negotiations between the parties and was supported by an earlier third-party, independent fairness opinion.

2. Acquisition (continued)

In addition, First Southwest has placed approximately 1.7 million shares of PlainsCapital Original Common Stock, valued at approximately $19.2 million, into escrow. The percentage of shares to be released from escrow and distributed to former First Southwest stockholders will be determined based upon the valuation of certain auction rate bonds held by First Southwest prior to the merger (or repurchased from investors following the closing of the merger) as of the last day of December 2012 or, if applicable, the aggregate sales price of such auction rate bonds prior to such date. The release of the escrowed shares will be further adjusted for certain specified losses, if any, during the earnout period. If the value or aggregate sales price, as applicable, of the auction rate bonds is less than 80% of the face value of the auction rate bonds, no shares of PlainsCapital Original Common Stock will be distributed from escrow to former First Southwest stockholders. If the value or aggregate sales price of the auction rate bonds falls between 80% and 90% of face value, former First Southwest stockholders will receive an increasing portion of the PlainsCapital shares held in escrow. If the value or aggregate sales price of the auction rate bonds equals or exceeds 90% of face value, former First Southwest stockholders will receive all of the PlainsCapital shares held in escrow subject to certain specified losses, if any. Any shares issued out of the escrow will be accounted for as additional acquisition cost. The auction rate bonds held by First Southwest Holdings, Inc. prior to the merger were purchased by the Bank on December 31, 2008, at the closing of the acquisition.

PlainsCapital used a third-party valuation specialist to assist in the determination of the fair value of assets acquired, including intangibles, and liabilities assumed in the acquisition. The valuation specialist has completed its work and the allocation of the purchase price was finalized in September 2009. The resulting fair values of the assets acquired and liabilities assumed of First Southwest at December 31, 2008 are summarized in the following table (in thousands):

Due from PlainsCapital (principally auction rate bonds)	$152,014
Loans, net	125,522
Broker/dealer and clearing organization receivables	45,331
Fee award receivable	21,544
Identifiable intangible assets	17,000
Assets segregated for regulatory purposes	11,500
Other assets	38,319

Total assets acquired	411,230

Notes payable	124,217
Deposits	82,079
Broker/dealer and clearing organization payables	59,203
Short-term borrowings	36,500
Other liabilities	33,485

Total liabilities assumed	335,484

Net assets acquired	$75,746

As shown in the table above, PlainsCapital identified $17.0 million of intangible assets, principally customer relationships, during the purchase price allocation. First Southwest began amortizing the cost of intangible assets subject to amortization on a prospective basis beginning July 1, 2009, over periods ranging from 3 to 15 years. Certain of the intangible assets are being amortized on an accelerated basis. First Southwest recorded amortization of $0.8 million for the three and nine months ended September 30, 2009.

The purchase price allocation resulted in net assets acquired in excess of consideration paid of approximately $13.0 million. That amount has been recorded in other liabilities until the contingent consideration issue described previously is settled. Upon resolution of the contingent consideration issue the acquisition cost of First Southwest may increase, resulting in a smaller excess of net assets acquired over consideration paid, or in certain circumstances, an excess of consideration paid over net assets acquired that would result in recording goodwill from the transaction.

3. Securities

The amortized cost and fair value of securities as of September 30, 2009, and December 31, 2008 are summarized as follows (in thousands):

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2009
U. S. government agencies
Mortgage-backed securities	$17,739	$990	$(9)	$18,720
Collateralized mortgage obligations	40,097	745	(206)	40,636
States and political subdivisions	107,416	4,829	(777)	111,468
Auction rate bonds	105,548	191	(1,597)	104,142

Totals	$270,800	$6,755	$(2,589)	$274,966

As of December 31, 2008
U. S. government agencies
Mortgage-backed securities	$19,982	$585	$—	$20,567
Collateralized mortgage obligations	29,030	171	(116)	29,085
States and political subdivisions	57,228	474	(1,304)	56,398
Auction rate bonds	110,969	—	—	110,969

Totals	$217,209	$1,230	$(1,420)	$217,019

	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2009
U. S. government agencies
Mortgage-backed securities	$26,533	$621	$(168)	$26,986
Collateralized mortgage obligations	74,338	1,340	(68)	75,610
Auction rate bonds	69,111	736	(26)	69,821

Totals	$169,982	$2,697	$(262)	$172,417

As of December 31, 2008
U. S. Treasury securities	$11,920	$33	$—	$11,953
U. S. government agencies
Bonds	10,000	38	—	10,038
Mortgage-backed securities	35,037	708	(306)	35,439
Collateralized mortgage obligations	67,848	731	(64)	68,515
Auction rate bonds	40,612	—	—	40,612

Totals	$165,417	$1,510	$(370)	$166,557

3. Securities (continued)

Information regarding securities that were in an unrealized loss position as of September 30, 2009, is shown in the following tables (dollars in thousands):

	As of September 30, 2009
	Number of Securities	Fair Value	Unrealized Losses
Held-to-maturity
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	1	$495	$9
Unrealized loss for more than twelve months	—	—	—

	1	495	9
Collateralized mortgage obligations
Unrealized loss for less than twelve months	3	11,657	206
Unrealized loss for more than twelve months	—	—	—

	3	11,657	206
States and political subdivisions
Unrealized loss for less than twelve months	6	2,912	37
Unrealized loss for more than twelve months	27	11,986	740

	33	14,898	777
Auction rate bonds
Unrealized loss for less than twelve months	4	95,261	1,597
Unrealized loss for more than twelve months	—	—	—

	4	95,261	1,597
Total held-to-maturity
Unrealized loss for less than twelve months	14	110,325	1,849
Unrealized loss for more than twelve months	27	11,986	740

	41	$122,311	$2,589

Available-for-sale
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	—	$—	$—
Unrealized loss for more than twelve months	1	5,046	168

	1	5,046	168
Collateralized mortgage obligations
Unrealized loss for less than twelve months	2	$22,469	$68
Unrealized loss for more than twelve months	—	—	—

	2	22,469	68
Auction rate bonds
Unrealized loss for less than twelve months	1	22,824	26
Unrealized loss for more than twelve months	—	—	—

	1	22,824	26
Total available-for-sale
Unrealized loss for less than twelve months	3	45,293	94
Unrealized loss for more than twelve months	1	5,046	168

	4	$50,339	$262

3. Securities (continued)

Management has the intent and ability to hold the securities classified as held-to-maturity until they mature, at which time the Bank expects to receive full value for the securities. Management also has the intent and ability to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. As of September 30, 2009, management believes the impairments detailed in the table are temporary and relate primarily to changes in interest rates. Accordingly, no other-than-temporary impairment loss has been recognized in PlainsCapital’s consolidated statements of income.

The amortized cost and fair value of securities, excluding trading securities, are shown by contractual maturity below (in thousands).

	Securities Held-to-Maturity		Securities Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$603	$624	$—	$—
Due after one year through five years	3,051	3,196	—	—
Due after five years through ten years	15,980	16,360	—	—
Due after ten years	193,330	195,430	69,111	69,821

	212,964	215,610	69,111	69,821

Mortgage-backed securities	17,739	18,720	26,533	26,986
Collateralized mortgage obligations	40,097	40,636	74,338	75,610

	$270,800	$274,966	$169,982	$172,417

The Bank did not sell securities in the three months ended September 30, 2009, although, as described below, certain auction rate bonds were called by the issuer. For the nine months ended September 30, 2009, the Bank received proceeds from the sale of available-for-sale securities of $21.3 million and realized gross gains of $0.3 million. The Bank determines the cost of securities sold by specific identification. The Bank did not sell securities in the nine months ended September 30, 2008.

To address a change in an interpretation of the regulatory requirements regarding the maximum allowed level of investments in certain securities, the Bank transferred auction rate bonds with a net carrying amount of $22.6 million from held-to-maturity to available-for-sale in June 2009. The net carrying amount of the transferred securities included an unrealized loss of $0.2 million which was included in other comprehensive income. As of September 30, 2009, the unrealized loss on the transferred securities was less than $50,000.

During the third quarter of 2009, auction rate bonds with a par value of $16.0 million and an unaccreted discount of approximately $1.4 million were called by the issuer. Since First Southwest provides related financing to the issuer, the Bank began accreting the discount over the expected term of financing in the third quarter of 2009.

Securities with a carrying amount of approximately $331.6 million and $231.1 million (fair value of approximately $336.4 million and $232.0 million) at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. In addition, the Bank had secured a letter of credit from the Federal Home Loan Bank (FHLB) in the amount of $149.0 million and $150.0 million at September 30, 2009 and December 31, 2008, respectively, in lieu of pledging securities to secure certain public deposits.

4. Loans and Allowance for Loan Losses

Loans summarized by category as of September 30, 2009 and December 31, 2008, are as follows (in thousands):

	September 30, 2009	December 31, 2008
Commercial and industrial	$1,215,758	$1,262,456
Lease financing	84,871	101,902
Construction and land development	439,115	585,320
Real estate	1,132,065	839,099
Securities (primarily margin loans)	134,756	129,638
Consumer	50,238	51,091

	3,056,803	2,969,506
Unearned income	(4,455)	(3,887)
Allowance for loan losses	(39,799)	(40,672)

	$3,012,549	$2,924,947

Impaired (non-accrual) loans totaled approximately $62.5 million and $46.8 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, an allowance of approximately $7.0 million was associated with $57.3 million of impaired loans. At December 31, 2008, an allowance for loan loss of approximately $23.7 million was associated with $44.7 million of impaired loans, a significant portion of which were charged off in the nine months ended September 30, 2009. The average aggregate balance of impaired loans for the three months ended September 30, 2009 and 2008 was approximately $58.0 million and $44.9 million, respectively. For the nine months ended September 30, 2009 and 2008, the average aggregate balance of impaired loans was approximately $54.9 million and $32.7 million, respectively. Interest income recorded on impaired loans for the three and nine months ended September 30, 2009 and 2008 was nominal.

At September 30, 2009 and December 31, 2008, the Bank had loans of approximately $0.1 million and $3.6 million, respectively that were more than 90 days past due, but upon which the Bank continued to accrue interest.

PlainsCapital Leasing, LLC’s net investment in lease financing at September 30, 2009 and December 31, 2008 is shown in the following table (in thousands).

	September 30, 2009	December 31, 2008
Future minimum lease payments	$90,959	$110,405
Unguaranteed residual value	946	369
Guaranteed residual value	2,034	2,768
Initial direct costs, net of amortization	401	589
Unearned income	(9,469)	(12,229)

	$84,871	$101,902

At September 30, 2009 and December 31, 2008, PlainsCapital Leasing, LLC had lease financing receivables of less than $50,000 and $0.3 million, respectively, that were more than 90 days past due, but upon which PlainsCapital Leasing, LLC continued to accrue interest.

4. Loans and Allowance for Loan Losses (continued)

Changes in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$31,778	$26,799	$40,672	$26,517
Provision charged to operations	14,310	2,635	39,073	7,818
Loans charged-off	(6,580)	(3,297)	(40,776)	(8,841)
Recoveries on charged-off loans	291	267	830	910

Balance at end of period	$39,799	$26,404	$39,799	$26,404

5. Deposits

Deposits at September 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Noninterest-bearing demand	$134,798	$194,901
Interest-bearing:
NOW accounts	76,280	43,753
Money market	1,630,007	970,477
Demand	48,198	65,291
Savings	138,039	151,341
In foreign branches	119,327	136,454
Time - $100,000 and over	700,978	567,149
Time - brokered	181,245	564,378
Time - other	220,900	232,355

	$3,249,772	$2,926,099

6. Short-Term Borrowings

Short-term borrowings at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009	December 31, 2008
Federal funds purchased	$121,725	$165,125
Securities sold under agreements to repurchase	41,685	73,327
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) notes	275,000	—
Short-term bank loans	11,000	18,000

	$449,410	$256,452

Federal funds purchased and securities sold under agreements to repurchase generally mature daily, on demand, or on some other short-term basis. The Bank and FSC execute transactions to sell securities under agreements to repurchase with both their customers and broker/dealers. Securities involved in these transactions are held by the Bank, FSC, or the dealer. Information concerning federal funds purchased and securities sold under agreements to repurchase is shown in the following table (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008
Average balance during the period	$216,138	$177,449
Average interest rate during the period	0.37%	2.36%

	September 30, 2009	December 31, 2008
Securities underlying the agreements at end of period
Carrying value	$44,811	$54,394
Estimated fair value	$45,920	$54,684

FHLB notes mature over terms not exceeding 365 days and are secured by FHLB Dallas stock, nonspecified real estate loans, and certain specific commercial real estate loans. FRB notes mature in either 28 or 154 days and are secured primarily by commercial and industrial loans. The weighted average rate on FHLB and FRB notes at September 30, 2009 was 0.75%. No FHLB or FRB notes were outstanding at December 31, 2008.

First Southwest uses short-term bank loans periodically to finance securities owned, customers’ margin accounts, and other short-term operating activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at September 30, 2009 and December 31, 2008 was 1.00% and 1.19%, respectively.

7. Notes Payable

Notes payable at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Federal Home Loan Bank Dallas advances	$1,563	$1,647
Revolving credit line with JPMorgan Chase not to exceed $20,000,000. Facility matures July 31, 2010, with interest payable quarterly.	18,900	18,000
Revolving credit line with JPMorgan Chase not to exceed $10,000,000. Advances under the facility are related to PlainsCapital Equity, LLC. Facility matures July 31, 2010, with interest payable quarterly.	7,650	7,650
Term note with JPMorgan Chase, due July 31, 2010, with interest payable semi-annually.	3,500	4,000
Term note with JPMorgan Chase, due October 27, 2015, with interest payable quarterly.	500	500
Subordinated note with JPMorgan Chase, not to exceed $20,000,000. Facility matures October 27, 2015 with interest payable quarterly.	20,000	20,000
First Southwest nonrecourse notes, due January 25, 2035 with interest payable quarterly.	18,578	20,597
Other First Southwest notes payable	—	78,620

	$70,691	$151,014

The revolving credit facilities maturing in July 2010 and the term notes due July 2010 and October 2015 bear interest at LIBOR plus 2.50%. The weighted-rate on those borrowings was 3.0% at September 30, 2009.

Advances under the subordinated note maturing in October 2015 bear interest at LIBOR plus 5.00%. The rate on each of the outstanding advances under the subordinated note at September 30, 2009 was 5.3%.

At the closing of the acquisition described in Note 2, First Southwest had $78.6 million of notes payable that financed the auction rate bonds First Southwest Holdings, Inc. held prior to the acquisition. First Southwest used the proceeds received from the sale of the auction rate bonds to the Bank, as discussed in Note 2, to retire the notes payable in January 2009.

8. Income Taxes

PlainsCapital’s effective tax rate was 36.2% and 35.9% for the three months ended September 30, 2009 and 2008, respectively. PlainsCapital’s effective tax rate was 35.8% and 35.4% for the nine months ended September 30, 2009 and 2008, respectively.

PlainsCapital files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. PlainsCapital is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. The Internal Revenue Service is currently examining PlainsCapital’s federal income tax return for 2006. PlainsCapital does not expect any adjustments resulting from the examination to have a significant impact on its financial position, results of operations, or cash flows.

9. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $5.1 million and zero at September 30, 2009 and December 31, 2008, respectively.

Legal Matters

In November 2006, FSC received subpoenas from the SEC and the U.S. Department of Justice (the “DOJ”) in connection with an investigation of possible antitrust and securities law violations, including bid-rigging, in the procurement of guaranteed investment contracts and other investment products for the reinvestment of bond proceeds by municipalities. The investigation is industry-wide and includes approximately 30 or more firms, including some of the largest U.S. investment firms. To the extent that its participation is requested, FSC will continue to cooperate with these investigations.

As a result of these SEC and DOJ investigations into industry-wide practices, FSC was named as a co-defendant in a series of civil lawsuits filed during 2008 in several different federal courts by various state and local governmental entities suing on behalf of themselves and a purported class of similarly situated governmental entities. A similar set of lawsuits were filed in California state courts by various local governmental entities suing only on behalf of themselves and not on behalf of a putative class. The California state court suits were removed to federal court, and all of the cases have been transferred to federal court in New York. On April 29, 2009, the federal court judge dismissed all claims asserted against FSC and nearly all other defendants from the consolidated putative class action case and granted the lead class plaintiffs until June 18, 2009 to file an amended complaint citing specific instances of alleged anti-competitive behavior by specific individuals at specific defendants. On June 18, 2009, the lead class plaintiffs filed a second consolidated amended class action complaint. This amended complaint did not name FSC as a defendant and did not make any specific allegations of misconduct against FSC or any of its employees. As a result, FSC is no longer a party to the putative class action case. However, FSC is identified in this consolidated amended class action complaint as an alleged co-conspirator with the named defendants. With respect to putative class actions filed in federal court by California plaintiffs that opted not to join in the consolidated class action case, the federal court judge granted those plaintiffs until September 15, 2009 to file an amended complaint. These California putative class plaintiffs also did not name FSC as a defendant and did not make any specific allegations of misconduct against FSC or any of its employees. As a result, FSC is no longer a party to these California putative class actions. However, FSC is identified in this complaint as an alleged co-conspirator with the named defendants. With respect to the removed California suits that do not seek class action status, the federal court judge gave the plaintiffs until September 15, 2009 to file an amended complaint. These California plaintiffs filed amended complaints continuing to identify FSC as a named defendant. The few allegations against FSC are very limited in scope. Under the current scheduling order, the defendants in the removed California individual suits have until October 30, 2009 to file dispositive motions.

As part of an industry-wide inquiry by FINRA into sales practices related to auction rate bonds, FSC executed a term sheet in 2008 in which it agreed to pay a fine and to buy back $41.6 million of auction rate bonds at par from a defined class of customers. The fine was paid in 2008, and the auction rate bonds were purchased from these customers in February 2009. FSC recorded a liability of $3.8 million as of December 31, 2008 representing the loss relating to this settlement. In addition, for a 60-day period commencing June 16, 2009, FSC agreed to use its best efforts to provide liquidity to certain other customers not otherwise part of the defined class referenced above. This 60-day period expired on August 14, 2009, and on September 11, 2009, FSC certified to FINRA the results of its best efforts obligation.

PlainsCapital and subsidiaries are defendants in various other legal matters arising in the normal course of business. Management believes that the ultimate liability, if any, arising from these matters will not materially affect the consolidated financial statements.

Other Contingencies

PlainsCapital and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 20 years and under capital leases with remaining terms of 13 to 20 years. Future minimum payments under these leases have not changed significantly from the amounts reported at December 31, 2008 in the audited consolidated financial statements and notes thereto included in Amendment No. 1 to our registration statement on Form S-1 filed with the SEC on October 21, 2009. Rental expense under the operating leases was approximately $4.9 million and $2.5 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, rental expense was approximately $13.3 million and $7.0 million, respectively.

10. Financial Instruments with Off-Balance Sheet Risk

The Bank and PrimeLending are parties to financial instruments with off-balance sheet risk that are used in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit that involve varying degrees of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The contract amounts of those instruments reflect the extent of involvement (and therefore the exposure to credit loss) the Bank and PrimeLending have in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and may require payment of fees. Because certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The Bank and PrimeLending had in the aggregate outstanding unused commitments to extend credit of $817.5 million at September 30, 2009. The Bank had outstanding standby letters of credit of $43.2 million at September 30, 2009.

The Bank and PrimeLending use the same credit policies in making commitments and standby letters of credit as they do for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include real estate, accounts receivable, marketable securities, interest-bearing deposit accounts, inventory, and property, plant, and equipment.

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

11. Stock-Based Compensation

PlainsCapital and subsidiaries have four stock option plans that provide for the granting of stock options to officers and key employees. In addition, PlainsCapital has granted restricted stock to a group of officers and key employees. Compensation cost related to the plans was approximately $0.3 million and less than $50,000 for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, compensation cost related to the plans was approximately $0.8 million and $0.1 million, respectively.

At September 30, 2009, unrecognized cost related to the stock option plans was approximately $0.2 million. At September 30, 2009, PlainsCapital had 528,000 shares of unvested restricted stock with a grant date fair value of $11.33 per share that is being recorded as compensation expense over the seven-year vesting period. Unrecognized cost related to the restricted stock was $5.3 million at September 30, 2009. The vesting of the restricted stock will automatically accelerate in full upon a change in control or the date upon which our common stock is listed and traded on an exchange registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). If the restricted stock vests on an accelerated basis, the entire unrecognized cost related to the restricted stock would be recognized in noninterest expense immediately.

At September 30, 2009, a total of 76,428 shares were available for grant under the stock option plans. PlainsCapital typically issues new shares upon exercise of option grants.

Information regarding the stock option plans for the nine months ended September 30, 2009 is as follows:

	2009
	Shares	Weighted Average Exercise Price
Outstanding, January 1	585,477	$9.65
Options granted in First Southwest acquisition	285,366	4.53

	870,843	7.98
Granted	115,500	11.33
Exercised	(14,928)	4.82
Cancellations and expirations	(1,863)	4.83

Outstanding, September 30	969,552	8.43

The acquisition described in Note 2 included a provision whereby First Southwest Holdings, Inc. stock options that were outstanding and unexercised at the acquisition date would be converted into PlainsCapital stock options on the same terms and conditions, including vesting conditions, as the First Southwest Holdings, Inc. options they replaced. Accordingly, PlainsCapital granted 285,366 options with a weighted-average exercise price of $4.53 to replace outstanding and unexercised First Southwest Holdings, Inc. stock options.

In August 2009, our shareholders approved the PlainsCapital Corporation 2009 Long-Term Incentive Plan (“2009 Plan”). Adoption of the 2009 Plan is subject to the redemption of all preferred stock held by the U.S. Treasury through the Troubled Asset Relief Program Capital Purchase Program. Once effective, the 2009 Plan will replace the four stock option plans described above and no new awards will be made under those plans.

12. Regulatory Matters

The Bank and PlainsCapital are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct, material effect on the consolidated financial statements. The regulations require the companies to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the companies to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). A comparison of the Bank’s and PlainsCapital’s actual capital amounts and ratios to the minimum requirements is as follows (dollars in thousands):

	At September 30, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$177,369	4%	$471,023	10.6%
Tier 1 capital (to risk-weighted assets)	148,002	4%	471,023	12.7%
Total capital (to risk-weighted assets)	296,003	8%	510,822	13.8%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$177,486	4%	$443,030	10.0%
Tier 1 capital (to risk-weighted assets)	148,235	4%	443,030	12.0%
Total capital (to risk-weighted assets)	296,469	8%	502,829	13.6%

	At December 31, 2008
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$134,729	4%	$456,567	13.6%
Tier 1 capital (to risk-weighted assets)	133,404	4%	456,567	13.7%
Total capital (to risk-weighted assets)	266,808	8%	497,239	14.9%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$134,986	4%	$428,897	12.7%
Tier 1 capital (to risk-weighted assets)	133,669	4%	428,897	12.8%
Total capital (to risk-weighted assets)	267,338	8%	485,569	14.5%

12. Regulatory Matters (continued)

To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 capital to total average assets and Tier 1 capital to risk-weighted assets ratios of 4%, and a total capital to risk-weighted assets ratio of 8%. Based on the actual capital amounts and ratios shown in the table above, the Bank’s ratios place it in the well capitalized (as defined) capital category under the regulatory framework for prompt corrective action. The minimum required capital amounts and ratios for the well capitalized category are summarized as follows (dollars in thousands):

	At September 30, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$221,712	5%	$471,023	10.6%
Tier 1 capital (to risk-weighted assets)	222,002	6%	471,023	12.7%
Total capital (to risk-weighted assets)	370,004	10%	510,822	13.8%

	At December 31, 2008
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$168,411	5%	$456,567	13.6%
Tier 1 capital (to risk-weighted assets)	200,106	6%	456,567	13.7%
Total capital (to risk-weighted assets)	333,510	10%	497,239	14.9%

Pursuant to the net capital requirements of Rule 15c3-1 of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At September 30, 2009, FSC had net capital of $53.1 million; the minimum net capital requirement was $1.7 million; net capital maintained by FSC at September 30, 2009 was 42% of aggregate debits; and net capital in excess of the minimum requirement at September 30, 2009 was $51.4 million.

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

13. Shareholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At September 30, 2009, approximately $64.2 million of retained earnings was available for dividend declaration without prior approval from the Federal Reserve Bank.

PlainsCapital must receive the consent of the U.S. Treasury Department to increase the per share amount of dividends paid on our common stock until December 19, 2011, unless we redeem the preferred stock issued pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program.

14. Assets Segregated for Regulatory Purposes

At September 30, 2009 and December 31, 2008, FSC had segregated $17.0 million and $11.5 million, respectively, of cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 of the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2009 or December 31, 2008.

15. Broker/Dealer and Clearing Organization Receivables and Payables

Broker/dealer and clearing organization receivables and payables at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Receivables
Securities borrowed	$217,806	$43,871
Securities failed to deliver	2,513	80
Clearing organizations	1,017	1,085
Due from dealers	205	295

	$221,541	$45,331

Payables
Securities loaned	$219,602	$43,437
Correspondents	36,439	15,229
Securities failed to receive	2,927	82
Clearing organizations	2,523	455

	$261,491	$59,203

16. Fair Value Measurements

Fair Value Measurements and Disclosures

On January 1, 2008, PlainsCapital adopted the Fair Value Measurements and Disclosures Topic of the ASC (“Fair Value Topic”). The Fair Value Topic defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Fair Value Topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Fair Value Topic assumes that transactions upon which fair value measurements are based occur in the principal market for the asset or liability being measured. Further, fair value measurements made under The Fair Value Topic exclude transaction costs and are not the result of forced transactions.

16. Fair Value Measurements (continued)

The Fair Value Topic creates a fair value hierarchy that classifies fair value measurements based upon the inputs used in valuing the assets or liabilities that are the subject of fair value measurements. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs, as indicated below.

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities that PlainsCapital can access at the measurement date.

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

Fair Value Option

On January 1, 2008, PlainsCapital adopted the Fair Value Option Subsections of the ASC (“Fair Value Option”). The Fair Value Option permits entities to choose to measure many financial instruments and certain other items at fair value. PlainsCapital has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and certain time deposits at fair value. PlainsCapital elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. PlainsCapital determines the fair value of the financial instruments accounted for under the provisions of the Fair Value Option in compliance with the provisions of the Fair Value Topic discussed above.

At September 30, 2009, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $426.9 million, while the unpaid principal balance of those loans was $417.6 million. At December 31, 2008, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $192.3 million, while the unpaid principal balance of those loans was $188.1 million. The fair value excludes interest, which is reported as interest income on loans in the income statement.

PlainsCapital holds a number of financial instruments that are measured at fair value on a recurring basis, either by the application of the Fair Value Option or other authoritative pronouncements. The fair values of those instruments are determined primarily using Level 2 inputs. Those inputs include quotes from mortgage loan investors and derivatives dealers, data from an independent pricing service and rates paid in the brokered certificate of deposit market.

16. Fair Value Measurements (continued)

At September 30, 2009, the Bank held one mortgage-backed security issued by FNMA that the Bank was unable to price due to the terms and conditions of the instrument. As a result, the Bank determined that fair value was equal to book value using Level 3 inputs. In addition, the Bank holds auction rate bonds purchased as a result of the First Southwest acquisition. The estimated fair value of the auction rate bonds was determined by a third-party valuation specialist using Level 3 inputs, primarily due to the lack of observable market data. Inputs for the valuation were developed using terms of the auction rate bonds, market interest rates, asset appropriate credit transition matrices and recovery rates, and assumptions regarding the term to maturity of the auction rate bonds. The following table reconciles the beginning and ending balances of assets measured at fair value using Level 3 inputs (in thousands).

	Mortgage- Backed Securities	Auction Rate Bonds	Total
Balance, January 1, 2009	$6,190	$40,612	$46,802
Unrealized gains in other comprehensive income, net	—	710	710
Transfers from held-to-maturity	—	22,800	22,800
Purchases, issuances and settlements, net	(55)	5,699	5,644

Balance, September 30, 2009	$6,135	$69,821	$75,956

In the table above, settlements include premium amortization and discount accretion.

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis, including changes in fair value for those instruments that are reported at fair value under an election under the Fair Value Option (in thousands).

	At September 30, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans held for sale	$—	$426,895	$—	$426,895
Securities available-for-sale	—	96,461	75,956	172,417
Trading securities	—	36,398	—	36,398
Derivative assets	—	4,824	—	4,824
Time deposits	—	1,478	—	1,478
Derivative liabilities	—	(90)	—	(90)

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$2,184	$—	$2,184	$349	$—	$349
Time deposits	—	(25)	(25)	—	(22)	(22)

	Nine Months Ended September, 2009			Nine Months Ended September, 2008
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$5,159	$—	$5,159	$2,131	$—	$2,131
Time deposits	—	(88)	(88)	—	168	168

PlainsCapital also determines the fair value of assets and liabilities on a non-recurring basis. For example, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

16. Fair Value Measurements (continued)

Impaired (Non-accrual) Loans – PlainsCapital reports non-accrual loans at fair value through allocations of the allowance for loan losses. PlainsCapital determines fair value using Level 2 inputs consisting of observable loss experience for similar loans. At September 30, 2009, loans with a carrying amount of $57.3 million had been reduced by allocations of the allowance for loan losses of $7.0 million, resulting in a reported fair value of $50.3 million.

Other Real Estate Owned – PlainsCapital reports other real estate owned at fair value through use of valuation allowances that are charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation allowances are charged against earnings. PlainsCapital determines fair value using Level 2 inputs consisting of independent appraisals. At September 30, 2009, the estimated fair value of other real estate owned was $13.2 million.

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. The methods for determining estimated fair value for financial assets and liabilities is described in detail in Note 20 to the consolidated financial statements included in Amendment No. 1 to our registration statement on Form S-1 filed with the SEC on October 21, 2009.

The estimated fair values of PlainsCapital’s financial instruments are shown below (in thousands):

	At September 30, 2009		At December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and short-term investments	$214,544	$214,544	$114,571	$114,571
Assets segregated for regulatory purposes	17,000	17,000	11,500	11,500
Loans held for sale	428,341	428,341	198,866	198,866
Securities	479,615	483,781	385,327	385,137
Loans, net	3,012,549	3,045,068	2,924,947	2,953,643
Broker/dealer and clearing organization receivables	221,541	221,541	45,331	45,331

Fee award receivable	20,686	20,686	21,544	21,544
Cash surrender value of life insurance policies	21,199	21,199	20,698	20,698
Interest rate swaps, IRLCs and forward purchase commitments	4,824	4,824	3,409	3,409
Accrued interest receivable	15,045	15,045	16,164	16,164

Financial liabilities
Deposits	3,249,772	3,256,625	2,926,099	3,137,686
Broker/dealer and clearing organization payables	261,491	261,491	59,203	59,203
Short-term borrowings	449,410	449,410	256,452	256,452
Debt	140,688	140,688	221,450	221,450

Forward purchase commitments	(90)	(90)	(56)	(56)
Accrued interest payable	5,537	5,537	6,001	6,001

17. Derivative Financial Instruments

The Bank and PrimeLending use various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin. PrimeLending has interest rate risk relative to its inventory of mortgage loans held for sale and interest rate lock commitments (“IRLC”s). PrimeLending is exposed to such rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold.

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 16, PlainsCapital adopted the Fair Value Option on January 1, 2008. At adoption, PrimeLending elected to measure substantially all mortgage loans held for sale at fair value on a prospective basis. The election provides PrimeLending the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. PrimeLending provides IRLCs to its customers and executes forward purchase commitments to sell mortgage loans. The fair values of both IRLCs and purchase commitments are recorded in other assets or other liabilities, as appropriate. Changes in the fair values of these derivative instruments produced net gains of approximately $0.6 million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, changes in the fair values of these derivative instruments produced net gains of $1.4 million and $2.6 million, respectively. The net gains or losses were recorded as a component of gain on sale of loans.

Derivative positions at September 30, 2009 and December 31, 2008 are presented in the following table (in thousands):

	At September 30, 2009		At December 31, 2008
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging derivative instruments
IRLCs	$383,539	$6,502	$219,700	$4,041
Interest rate swaps	9,469	(61)	14,969	(156)
Forward purchase commitments	294,097	(1,527)	280,795	(421)

The Bank recorded unrealized gains (losses), net of reclassifications adjustments, on the swaps designated as cash flow hedges in other comprehensive income as shown in the following table (in thousands).

	Three Months Ended June September 30, 2009			Three Months Ended September 30, 2008
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	(5)	2	(3)	(5)	2	(3)

Other comprehensive income (loss)	$(5)	$2	$(3)	$(5)	$2	$(3)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	(14)	5	(9)	(14)	5	(9)

Other comprehensive income (loss)	$(14)	$5	$(9)	$(14)	$5	$(9)

18. Segment and Related Information

PlainsCapital has three reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The Banking segment includes the operations of the Bank and PlainsCapital Leasing, LLC. The operations of PrimeLending comprise the Mortgage Origination segment. The Financial Advisory segment is composed of Hester Capital and, as of December 31, 2008, First Southwest.

During the third quarter of 2009, PlainsCapital changed its segment reporting. Previously, the operations of PlainsCapital Corporation and its remaining subsidiaries (collectively, the “Holding Company”) were not allocated to the segments. Beginning in the third quarter, we adopted a new procedure for determining segment results. First, we eliminated intercompany transactions from the segments and certain noninterest expenses from the Bank. Second, we allocated the net expenses of the Holding Company among the three reporting segments based upon each segment’s relative net income. Finally, we reallocated the noninterest expenses of the Bank, removed above, among the three segments based upon the annual determination of senior managers regarding the allocation of management time and resources. Senior management believes this procedure assists with the allocation of corporate resources and decisions regarding capital investment.

Balance sheet amounts for the Holding Company are included in “All other and Eliminations.” We have restated segment results for prior periods for comparison purposes.

The following tables present information about the revenues, profits and assets of PlainsCapital’s reportable segments (in thousands). The assets of First Southwest are reflected in the Financial Advisory segment as of December 31, 2008, and the operations of First Southwest are reflected in the results of the Financial Advisory segment beginning January 1, 2009.

Income Statement Data

	Three Months Ended September 30, 2009
	Banking	Mortgage Origination	Financial Advisory	PlainsCapital Consolidated
Interest income	$49,163	$98	$2,179	$51,440
Interest expense	9,577	416	837	10,830

Net interest income	39,586	(318)	1,342	40,610
Provision for loan losses	14,310	—	—	14,310
Noninterest income	4,595	52,421	29,373	86,389
Noninterest expense	23,203	46,626	27,585	97,414

Net income (loss) before taxes	6,668	5,477	3,130	15,275
Income tax provision (benefit)	2,408	2,001	1,114	5,523

Consolidated net income (loss)	4,260	3,476	2,016	9,752
Less: Net income attributable to noncontrolling interest	—	—	70	70

Net income (loss) attributable to PlainsCapital Corporation	$4,260	$3,476	$1,946	$9,682

	Nine Months Ended September 30, 2009
	Banking	Mortgage Origination	Financial Advisory	PlainsCapital Consolidated
Interest income	$142,965	$758	$6,223	$149,946
Interest expense	27,649	1,896	2,447	31,992

Net interest income	115,316	(1,138)	3,776	117,954
Provision for loan losses	39,073	—	—	39,073
Noninterest income	12,848	163,349	72,223	248,420
Noninterest expense	70,528	130,880	70,027	271,435

Net income (loss) before taxes	18,563	31,331	5,972	55,866
Income tax provision (benefit)	6,629	11,262	2,100	19,991

Consolidated net income (loss)	11,934	20,069	3,872	35,875
Less: Net income attributable to noncontrolling interest	—	—	126	126

Net income (loss) attributable to PlainsCapital Corporation	$11,934	$20,069	$3,746	$35,749

18. Segment and Related Information (continued)

	Three Months Ended September 30, 2008
	Banking	Mortgage Origination	Financial Advisory	PlainsCapital Consolidated
Interest income	$46,074	$589	$—	$46,663
Interest expense	14,854	267	3	15,124

Net interest income	31,220	322	(3)	31,539
Provision for loan losses	2,635	—	—	2,635
Noninterest income	4,862	25,157	1,425	31,444
Noninterest expense	22,840	23,342	1,406	47,588

Net income (loss) before taxes	10,607	2,137	16	12,760
Income tax provision (benefit)	3,818	776	(12)	4,582

Consolidated net income (loss)	6,789	1,361	28	8,178
Less: Net income attributable to noncontrolling interest	—	—	52	52

Net income (loss) attributable to PlainsCapital Corporation	$6,789	$1,361	$(24)	$8,126

	Nine Months Ended September 30, 2008
	Banking	Mortgage Origination	Financial Advisory	PlainsCapital Consolidated
Interest income	$145,361	$1,560	$2	$146,923
Interest expense	51,502	642	23	52,167

Net interest income	93,859	918	(21)	94,756
Provision for loan losses	7,818	—	—	7,818
Noninterest income	15,706	66,476	4,527	86,709
Noninterest expense	68,639	62,740	4,323	135,702

Net income (loss) before taxes	33,108	4,654	183	37,945
Income tax provision (benefit)	11,796	1,669	(17)	13,448

Consolidated net income (loss)	21,312	2,985	200	24,497
Less: Net income attributable to noncontrolling interest	—	—	234	234

Net income (loss) attributable to PlainsCapital Corporation	$21,312	$2,985	$(34)	$24,263

18. Segment and Related Information (continued)

Balance Sheet Data

	September 30, 2009
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$186,852	$38,867	$4,759	$(42,300)	$188,178
Loans held for sale	1,446	426,895	—	—	428,341
Securities	443,217	—	36,398	—	479,615
Loans, net	2,870,434	—	143,418	(1,303)	3,012,549
Broker/dealer and clearing organization receivables	—	—	221,541	—	221,541
Investment in subsidiaries	660,270	—	—	(660,270)	—
Goodwill	7,862	23,706	4,312	—	35,880
Other assets	191,846	16,149	81,457	20,747	310,199

Total assets	$4,361,927	$505,617	$491,885	$(683,126)	$4,676,303

Deposits	$3,259,638	$—	$56,802	$(66,668)	$3,249,772
Broker/dealer and clearing organization payables	—	—	261,491	—	261,491
Short-term borrowings	438,410	—	11,000	—	449,410
Notes payable	77,146	402,484	29,579	(438,518)	70,691
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	56,125	39,165	59,886	(9,833)	145,343
PlainsCapital Corporation shareholders’ equity	530,608	63,968	73,127	(236,635)	431,068
Noncontrolling interest	—	—	—	1,516	1,516

Total liabilities and shareholders’ equity	$4,361,927	$505,617	$491,885	$(683,126)	$4,676,303

	December 31, 2008
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$93,190	$9,344	$5,554	$(15,303)	$92,785
Loans held for sale	6,605	192,261	—	—	198,866
Securities	383,766	—	1,561	—	385,327
Loans, net	2,825,914	—	125,522	(26,489)	2,924,947
Broker/dealer and clearing organization receivables	—	—	45,331	—	45,331
Investment in subsidiaries	394,942	—	—	(394,942)	—
Goodwill	7,862	24,312	4,312	—	36,486
Other assets	179,168	8,655	218,226	(137,795)	268,254

Total assets	$3,891,447	$234,572	$400,506	$(574,529)	$3,951,996

Deposits	$2,870,304	$—	$82,079	$(26,284)	$2,926,099
Broker/dealer and clearing organization payables	—	—	59,203	—	59,203
Short-term borrowings	219,952	—	36,500	—	256,452
Notes payable	102,666	182,061	124,217	(257,930)	151,014
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	200,968	14,598	31,730	(156,604)	90,692
PlainsCapital Corporation shareholders’ equity	497,557	37,913	66,777	(202,432)	399,815
Noncontrolling interest	—	—	—	1,709	1,709

Total liabilities and shareholders’ equity	$3,891,447	$234,572	$400,506	$(574,529)	$3,951,996

19. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income applicable to PlainsCapital Corporation common shareholders	$8,301	$8,126	$31,430	$24,263
Less: income applicable to particpating securities	531	—	2,057	—

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$7,770	$8,126	$29,373	$24,263

Weighted-average shares outstanding	31,267,671	26,107,377	31,255,362	26,101,797
Less: participating securities included in weighted-average shares outstanding	2,225,430	—	2,225,430	—

Weighted-average shares outstanding for basic earnings per common share	29,042,241	26,107,377	29,029,932	26,101,797

Basic earnings per common share	$0.27	$0.31	$1.01	$0.93

Income applicable to PlainsCapital Corporation common shareholders	$8,301	$8,126	$31,430	$24,263

Weighted-average shares outstanding	31,267,671	26,107,377	31,255,362	26,101,797
Dilutive effect of contingently issuable shares due to First Southwest acquisition	1,527,687	—	1,527,687	—
Dilutive effect of stock options and non-vested stock awards	419,599	115,928	358,775	143,822

Weighted-average shares outstanding for diluted earnings per common share	33,214,957	26,223,305	33,141,824	26,245,619

Diluted earnings per common share	$0.25	$0.31	$0.95	$0.92

PlainsCapital uses the two-class method prescribed by the Earnings per Share Topic of the ASC to compute earnings per common share. Participating securities include non-vested restricted stock and shares of PlainsCapital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition.

The weighted-average shares outstanding used to compute diluted earnings per common share do not include outstanding options of 57,000 and 191,889 for the three months ended September 30, 2009 and 2008, respectively and 180,489 and 65,100 for the nine months ended September 30, 2009 and 2008, respectively. The exercise price of the excluded options exceeded the average market price of PlainsCapital stock in the periods shown. Accordingly, the assumed exercise of the excluded options would have been antidilutive.

20. Recently Issued Accounting Standards

Split-Dollar Life Insurance

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on the Split-Dollar Life Insurance Subsections of the ASC (“Split-Dollar Life Consensus”). The Split-Dollar Life Consensus applies to split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The Split-Dollar Life Consensus states that employers should recognize a liability for future benefits based on the substantive agreement with the employee.

PlainsCapital adopted the Split-Dollar Life Consensus on January 1, 2008. The cumulative effect of the adoption of the Split-Dollar Life Consensus reduced the balance of retained earnings at January 1, 2008, by $0.7 million.

Business Combinations

In December 2007, the FASB issued the Business Combinations Topic of the ASC. The Business Combinations Topic replaces previously issued guidance regarding business combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. Departing from the cost-allocation process of previous guidance, the Business Combinations Topic requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In particular, this provision would prohibit an acquirer of a financial institution from carrying over the acquired entity’s allowance for loan losses. In addition, contingent consideration is recognized and measured at fair value at the acquisition date, and acquisition related costs are expensed as incurred. The Business Combinations Topic also distinguishes between assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date and assets or liabilities arising from all other contingencies, requiring different treatment for each type of contingency. The Business Combinations Topic is effective for PlainsCapital on January 1, 2009. To the extent business combinations occur on or after the effective date, PlainsCapital’s accounting for those transactions will be significantly affected by the provisions of the Business Combinations Topic. The First Southwest acquisition closed prior to the effective date and is being accounted for in accordance with previously issued guidance regarding business combinations.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance regarding disclosures in the Derivatives and Hedging Topic of the ASC (Derivative Disclosure Guidance). The Derivative Disclosure Guidance requires expanded disclosure to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under the Derivatives and Hedging Topic, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the Derivative Disclosure Guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit risk-related contingent features in derivative agreements. The Derivative Disclosure Guidance became effective for PlainsCapital January 1, 2009 and did not have a significant effect on its financial position, results of operations, or cash flows.

20. Recently Issued Accounting Standards (continued)

Fair Value Determination

In April 2009, the FASB issued guidance (“Fair Value Determination Guidance”) in the Fair Value Measurements and Disclosures Topic of the ASC regarding the determination of fair value in instances where market conditions result in either inactive markets for assets and liabilities or disorderly transactions within markets. The Fair Value Determination Guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. The Fair Value Determination Guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence and expands certain disclosure requirements. The Fair Value Determination Guidance became effective for PlainsCapital in the quarter ended June 30, 2009, and its adoption did not have a significant effect on PlainsCapital’s financial position, results of operations, or cash flows.

Other-Than-Temporary Impairments

In April 2009, the FASB issued guidance in the Investments-Debt and Equity Securities Topic of the ASC regarding the recognition and presentation of Other-Than-Temporary Impairments (“OTTI Guidance”). The OTTI Guidance (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under the OTTI Guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The OTTI Guidance became effective for PlainsCapital in the quarter ended June 30, 2009, and its adoption did not have a significant effect on PlainsCapital’s financial position, results of operations, or cash flows.

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB amended the Fair Value of Financial Instruments Subsection of the ASC to require an entity to provide disclosures about fair value of financial instruments in interim financial information (“Fair Value Disclosure Amendment”). The Fair Value Disclosure Amendment requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Fair Value Disclosure Amendment became effective for PlainsCapital in the quarter ended June 30, 2009, and its adoption did not have a significant effect on PlainsCapital’s financial position, results of operations, or cash flows. PlainsCapital has included the disclosures required by the Fair Value Disclosure Amendment in Note 16.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with (i) the attached unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2009, and with our consolidated financial statements and notes thereto for the year ended December 31, 2008 included in Amendment No. 1 to our registration statement on Form S-1 filed with the SEC on October 21, 2009 and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Amendment No. 1 to our registration statement on Form S-1 filed with the SEC on October 21, 2009.

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

(2) changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums and capital requirements;

(3) changes in the interest rate environment;

(4) changes in the default rate of our loans and risks associated with concentration in real estate related loans;

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

(9) our participation in governmental programs implemented under the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act (the “ARRA”), including without limitation the Troubled Asset Relief Program (“TARP”), the Capital Purchase Program, and the Temporary Liquidity Guarantee Program, including the Transaction Account Guarantee Program, and the impact of such programs and related regulations on us and on international, national, and local economic and financial markets and conditions; and

(10) future legislative or administrative changes to the TARP Capital Purchase Program enacted under the EESA.

For a more detailed discussion of these and other factors that may affect business, see the discussion under the caption “Risk Factors” set forth in Item 1A of Part II below, which includes any material changes to, and restates and supersedes, the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. We caution that the foregoing list of factors is not exclusive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report on Form 10-Q except to the extent required by federal securities laws.

Overview

We are a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. As of September 30, 2009, on a consolidated basis, we had total assets of approximately $4.7 billion, total deposits of $3.2 billion, total loans, including loans held for sale, of approximately $3.5 billion and shareholders’ equity of approximately $431.1 million. The Bank, one of our wholly-owned subsidiaries, provides a broad array of products and services, including commercial banking, personal banking, wealth management and treasury management, from offices located throughout central, north and west Texas. In addition to the Bank, we have various subsidiaries with specialized areas of expertise that also offer an array of products and services such as mortgage origination and financial advisory services.

We have experienced significant balance sheet growth since our inception. During the nine-month period ended September 30, 2009, our assets increased by 18.3%, driven by growth in loans of 10.0%. The growth in assets, particularly loans held for sale, during the first nine months of 2009 was primarily driven by a sharp increase in originations from our mortgage origination business. We temporarily hold these mortgage loans for sale on our balance sheet. During the nine-month period ended September 30, 2009, our deposits increased by 11.1%.

We generate revenue from net interest income and from noninterest income. Net interest income is the difference between interest income we earn on loans and securities and interest expense we incur on deposits and borrowings. Net interest income is a significant contributor to revenues and net income. Fluctuations in interest rates, as well as the amounts and types of interest earning assets and interest bearing liabilities we hold, affect net interest income. During the first nine months of 2009, we generated $118.0 million in net interest income, a 24.5% increase over the nine-month period ending September 30, 2008. The increase in net interest income was primarily due to the growth in the principal amount of securities and loans that we own. Net interest margin is a measure of annualized net interest income as a percentage of interest earning assets, which is comprised primarily of loans and securities we own. Our taxable equivalent net interest margin was 4.02% for the nine months ended September 30, 2009 versus 4.20% for the nine months ended September 30, 2008. The decrease in net interest margin was primarily due to decreases in interest rates and changes in the composition of, and yield on, our investment portfolio due to the purchase of the auction rate bonds we acquired in connection with the acquisition of First Southwest.

The contribution of noninterest income to revenue has increased significantly since we expanded our product and service offerings starting with our 1998 acquisition of a Lubbock-based mortgage company. Our noninterest income is primarily comprised of three components:

(i)	Income from mortgage loan origination and net gains from sale of loans. Through our wholly-owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the first nine months of 2009, we generated $164.1 million in income from loan origination and net gains from sale of loans, a 142.3% increase over the nine-month period ended September 30, 2008. This significant increase in income was primarily due to a favorable interest rate environment for mortgage refinancing in the first half of 2009, as well as an increase in the volume of mortgage originations for home purchases that began in the third quarter of 2009.

(ii)	Investment advisory fees and commissions and securities brokerage fees and commissions. Through our wholly owned subsidiary First Southwest, we provide public finance advisory and various investment banking and brokerage services. We earned $68.5 million and $4.8 million in investment advisory fees and commissions and securities brokerage fees and commissions during the nine months ended September 30, 2009 and September 30, 2008, respectively. This significant increase in income was due to our acquisition of First Southwest on December 31, 2008.

(iii)	Service charges on depositor accounts. We generate fees associated with offering depository services to our banking customers. We earned $6.7 million and $7.1 million in service charges on depositor accounts during the nine months ended September 30, 2009 and September 30, 2008, respectively.

In the aggregate, we generated $248.4 million and $86.7 million in noninterest income during the nine months ended September 30, 2009 and September 30, 2008, respectively. The contribution of noninterest income to net revenues was approximately 67.8% during the first nine months of 2009 versus 47.8% during the first nine months of 2008. The increase in noninterest income was primarily due to the favorable interest rate environment for mortgage refinancing during 2009 and the addition of the operations of First Southwest in 2009.

Offsetting our revenues are noninterest expenses we incur through the operations of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses. Provision for loan losses and income taxes also decrease our net income.

Segment and Related Information

We have three reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank and PlainsCapital Leasing, LLC. The operations of PrimeLending comprise the mortgage origination segment. The financial advisory segment is comprised of Hester Capital and, as of the December 31, 2008 acquisition date, First Southwest. The principal subsidiaries of First Southwest are First Southwest Company, a broker-dealer registered with the SEC and FINRA, First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940, and First Southwest Leasing Company.

During the third quarter of 2009, PlainsCapital changed its segment reporting. We describe this change in Note 18 to our consolidated interim financial statements. Segment net revenue percentages reflect net revenue from external customers.

How We Generate Revenue and Net Income

We are substantially dependent on our banking segment for revenue, which provides primarily business banking and personal banking products and services. Approximately 35% and 60% of our net revenue was derived from the banking segment for the nine months ended September 30, 2009 and 2008, respectively. The banking segment generates revenue from earning assets, and its results of operations are primarily dependent on net interest income. Net interest income represents the difference between the income earned on the banking segment’s assets, including its loans and investment securities, and the banking segment’s cost of funds, including the interest paid by the banking segment on its deposits and borrowings that are used to support the banking segment’s assets. The banking segment also derives revenue from other sources, primarily service charges on customer deposit accounts and trust fees.

Our mortgage origination segment’s operations have historically represented our second largest source of net revenue. The mortgage origination segment generated approximately 44% and 37% of our net revenue for the nine months ended September 30, 2009 and 2008, respectively. The mortgage origination segment offers a variety of loan products from offices in 32 states, and generates revenue primarily from fees charged on the origination of loans and from selling these loans in the secondary market. We generate the remainder of our net revenue primarily from our financial advisory services. While the financial advisory segment contributed only 3% to net revenue for the nine months ended September 30, 2008, it did not include First Southwest, whose operations have been included in the financial advisory segment beginning as of January 1, 2009. The financial advisory segment contributed 21% to total net revenue for the first nine months of 2009.

The fluctuations in the share of total net revenue provided by our various segments for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008 generally reflect substantial revenue growth in the mortgage origination segment primarily as a result of the favorable interest rate environment for mortgage refinancing in the first half of 2009, as well as an increase in the volume of mortgage originations for home purchases that began in the third quarter of 2009, and in the financial advisory segment as a result of the acquisition of First Southwest, the operations of which were reflected in our operating results beginning January 1, 2009. We describe the operating results of each of our segments more fully in the sections that follow.

Our noninterest expense includes salary and employee benefits, occupancy, professional services, and other expense. Our results of operations are also affected by the provisions for loan losses and income taxes.

Operating Results

Consolidated net income for the third quarter in 2009 was $9.7 million, or $0.25 per diluted share, compared with $8.1 million, or $0.31 per diluted share, for the third quarter in 2008. We had net income of $35.7 million, or $0.95 per diluted share, for the nine months ended September 30, 2009, compared with $24.3 million, or $0.92 per diluted share, for the nine months ended September 30, 2008.

We consider the ratios shown in the table below to be key indicators of our performance.

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008	Nine Months Ended September 30, 2008
Return on average shareholders' equity	11.56%	7.61%	13.31%

Return on average assets	1.11%	0.68%	0.99%

Net interest margin (taxable equivalent)	4.02%	4.17%	4.20%

Leverage ratio	9.98%	12.70%	8.81%

Efficiency ratio	74.09%	75.93%	74.78%

The return on average shareholders’ equity ratio is calculated by dividing net income by average shareholders’ equity for the period. The return on average assets ratio is calculated by dividing net income by average total assets for the period. Net interest margin is calculated by dividing net interest income (taxable equivalent) by average interest-earning assets. The calculations for these ratios in interim periods are annualized. The leverage ratio is discussed in the “Liquidity and Capital Resources” section below. The efficiency ratio is calculated by dividing noninterest expenses by the sum of total noninterest income and net interest income for the period. The efficiency ratio is generally considered a measure of how well we utilize our resources and manage our expenses.

The changes in our earnings during the periods described above are primarily attributable to the factors listed below (in millions).

	Earnings Increase (Decrease)	Earnings Increase (Decrease)
	Three Months Ended September 30, 2009 v. 2008	Nine Months Ended September 30, 2009 v. 2008

Net interest income	$9.1	$23.2
Provision for loan loss	(11.7)	(31.3)
Income from loan origination and net gains from sale of loans	27.3	96.4
Investment advisory and brokerage fees and commissions	24.4	63.7
Noninterest expense	(49.8)	(135.7)
All other (including tax effects)	2.3	(4.9)

	$1.6	$11.4

Net Interest Income

The following table summarizes the components of net interest income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2009	2008	2009 v. 2008	2009	2008	2009 v. 2008
Interest income
Loans, including fees	$46,235	$44,057	$2,178	$133,698	$139,051	$(5,353)
Securities	3,679	2,281	1,398	11,881	6,869	5,012
Federal funds sold	42	160	(118)	75	421	(346)
Interest-bearing deposits with banks	40	11	29	65	58	7
Other securities	1,444	154	1,290	4,227	524	3,703

Total interest income	51,440	46,663	4,777	149,946	146,923	3,023

Interest expense
Deposits	8,218	10,940	(2,722)	24,221	37,230	(13,009)
Notes payable and other borrowings	2,612	4,184	(1,572)	7,771	14,937	(7,166)

Total interest expense	10,830	15,124	(4,294)	31,992	52,167	(20,175)

Net interest income	$40,610	$31,539	$9,071	$117,954	$94,756	$23,198

Net interest income increased $9.1 million for the third quarter of 2009 and $23.2 million for the nine months ended September 30, 2009 compared with the corresponding periods in 2008. The increase in net interest income for both periods was primarily due mostly to fluctuations within the banking segment and is discussed further in the “Lines of Business” section below.

Noninterest Income

Noninterest income was $86.4 million for the third quarter of 2009 compared with $31.4 million in the third quarter of 2008, an increase of $55.0 million. Noninterest income was $248.4 million for the nine months ended September 30, 2009 compared with $86.7 million in the corresponding period in 2008, an increase of $161.7 million. The increase was primarily due to increased income from loan originations and net gains on the sale of loans in the mortgage origination segment. Higher mortgage loan origination volume resulted from increased mortgage refinancing activity and a shift in the composition of mortgage loan originations toward government guaranteed mortgages, which government guaranteed mortgages have a higher value and greater marketability in the secondary market, as a result of changing market conditions.

Also contributing to the increase in noninterest income were increases in income derived from the financial advisory segment. The increase for both periods was due primarily to First Southwest, whose operations were included in the financial advisory segment beginning January 1, 2009.

Noninterest Expense

The following table summarizes noninterest expense for the periods indicated below (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2009	2008	2009 v. 2008	2009	2008	2009 v. 2008
Noninterest expense
Employees' compensation and benefits	$61,379	$28,572	$32,807	$171,658	$81,786	$89,872
Occupancy and equipment, net	12,923	6,961	5,962	36,166	20,007	16,159
Professional services	4,209	3,356	853	13,128	8,620	4,508
Deposit insurance premium	1,120	388	732	5,168	1,176	3,992
Repossession and foreclosure	1,871	926	945	3,984	2,777	1,207
Other	15,912	7,385	8,527	41,331	21,336	19,995

Total noninterest expense	$97,414	$47,588	$49,826	$271,435	$135,702	$135,733

Noninterest expense increased $49.8 million for the third quarter of 2009 and $135.7 million for the nine months ended September 30, 2009 compared with the corresponding periods in 2008. The largest components of these increases were employees’ compensation and benefits, occupancy and equipment expenses, net of rental income and other expenses.

Employees’ compensation and benefits increased $32.8 million for the third quarter of 2009 and $89.9 million for the nine months ended September 30, 2009 compared with the corresponding periods in 2008. The increase was primarily attributable by the mortgage origination segment to increased staffing levels for the additional mortgage banking offices opened during 2008 and 2009, as well as higher commission-related costs due to the increase in mortgage loan originations. Also contributing to the increase in employees’ compensation and benefits was the acquisition of First Southwest as its operations were included in the financial advisory segment beginning January 1, 2009.

Occupancy and equipment expenses, net of rental income, increased $6.0 million for the third quarter of 2009 and $16.2 million for the nine months ended September 30, 2009 compared with the corresponding periods in 2008. The increase for both periods was primarily due to the acquisition of First Southwest.

Other expenses increased $8.5 million for the third quarter of 2009 and $20.0 million for the nine months ended September 30, 2009 compared to the corresponding periods in 2008. The increase was primarily attributable to the mortgage origination segment due to increases in variable expenses that fluctuate with the volume of loan originations. Also contributing to the increase in other expenses for both periods was the acquisition of First Southwest.

Lines of Business

Banking Segment

The following table summarizes the results for the banking segment for the indicated periods (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2009	2008	2009 v. 2008	2009	2008	2009 v. 2008
Net interest income	$39,586	$31,220	$8,366	$115,316	$93,859	$21,457
Provision for loan losses	14,310	2,635	11,675	39,073	7,818	31,255
Noninterest income	4,595	4,862	(267)	12,848	15,706	(2,858)
Noninterest expense	23,203	22,840	363	70,528	68,639	1,889

Net income (loss) before taxes	6,668	10,607	(3,939)	18,563	33,108	(14,545)
Income tax provision (benefit)	2,408	3,818	(1,410)	6,629	11,796	(5,167)

Net income (loss)	$4,260	$6,789	$(2,529)	$11,934	$21,312	$(9,378)

Net income was $4.3 million for the third quarter of 2009 and $11.9 million for the nine months ended September 30, 2009, which decreased $2.5 million and $9.4 million, respectively, compared to the corresponding periods in 2008. The decrease for both periods was primarily due to the increase in the provision for loan losses and the increase in noninterest expense, partially offset by the increase in net interest income.

The increase in the provision for loan losses was primarily a result of a significant increase in non-performing loans due to challenging economic conditions. Noninterest expense slightly increased by $0.4 million for the third quarter of 2009 and $1.9 million for the nine months ended September 30, 2009 compared with the corresponding periods in 2008. The increases were primarily due to increases in deposit insurance premiums and occupancy and equipment expenses.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and liabilities and changes in the rates earned or paid on those items (in thousands).

	Three Months Ended September 30, 2009 v. 2008			Nine Months Ended September 30, 2009 v. 2008
	Change Due To(1)			Change Due To(1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans	$13,874	$(11,996)	$1,878	$13,391	$(19,976)	$(6,585)
Investment securities(2)	13,638	(11,840)	1,798	13,980	(7,775)	6,205
Federal funds sold	71	(189)	(118)	(48)	(298)	(346)
Interest-bearing deposits in other financial institutions	1,132	(1,109)	23	684	(695)	(11)
Other securities	201	(209)	(8)	101	(172)	(71)

Total interest income(2)	28,916	(25,343)	3,573	28,108	(28,916)	(808)

Interest expense
Deposits	13,990	(16,723)	(2,733)	12,941	(26,025)	(13,084)
Notes payable and other borrowings	(1,151)	(1,393)	(2,544)	1,376	(12,145)	(10,769)

Total interest expense	12,839	(18,116)	(5,277)	14,317	(38,170)	(23,853)

Net interest income(2)	$16,077	$(7,227)	$8,850	$13,791	$9,254	$23,045

(1)	Changes attributable to both volume and yield/rate are included in yield/rate.
(2)	Taxable equivalent

Net interest income for the third quarter of 2009 increased $8.9 million compared with the third quarter of 2008. Increases in the volume of interest-earning assets, primarily in the loan and investment securities portfolios, increased net interest income by $28.9 million, while increases in the volume of interest-bearing liabilities reduced net interest income by $12.8 million, and changes in yields earned and rates paid reduced net interest income by $7.2 million. Yields on the majority of variable rate loans declined to their respective rate floors in the first quarter of 2009, while the yields on the investment securities portfolio decreased due to relatively lower market yields, particularly on the auction rate bonds acquired in connection with our acquisition of First Southwest. The $18.1 million decrease in the rates paid on interest-bearing liabilities was due to the decrease in market interest rates compared with the prevailing market rates in the third quarter of 2008.

Net interest income for the nine months ended September 30, 2009 increased $23.0 million compared with the nine months ended September 30, 2008. The increase primarily resulted from a $28.1 million increase in interest income due to an increase in the volume of interest-earning assets, partially offset by a $14.3 million increase in interest expense due to an increase in the volume of interest-bearing liabilities. Changes in the yields earned, primarily in the loan and investment securities portfolios, reduced net interest income by $28.9 million, while the decreases in the rates paid increased net interest income by $38.2 million. The decrease in the yields earned was primarily due to the declining yields on the majority of variable rate loans to their respective rate floors, while rates paid decreased due to falling market interest rates compared to the nine months ended September 30, 2008. Also contributing to the decrease in the yields earned and rates paid was a decrease in the number of days in the first nine months of 2009 due to the 2008 leap year.

The tables below provide additional details regarding the banking segment’s net interest income (dollars in thousands).

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(2)	$2,909,314	$45,351	6.18%	$2,693,254	$43,473	6.42%
Investment securities - taxable	221,173	2,054	3.71%	131,061	1,663	5.08%
Investment securities - non-taxable(1)	197,928	2,331	4.71%	57,330	924	6.45%
Federal funds sold	34,391	42	0.48%	30,943	160	2.06%
Interest-bearing deposits in other financial institutions	57,942	34	0.23%	2,156	11	2.03%
Other securities	29,400	146	1.99%	22,157	154	2.78%

Interest-earning assets, gross(1)	3,450,148	49,958	5.74%	2,936,901	46,385	6.28%
Allowance for loan losses	(35,764)			(26,297)

Interest-earning assets, net	3,414,384			2,910,604
Noninterest-earning assets	875,858			493,741

Total assets	$4,290,242			$3,404,345

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$2,982,771	8,207	1.09%	$2,257,223	10,940	1.93%
Notes payable and other borrowings	462,269	1,370	1.18%	499,158	3,914	3.12%

Total interest-bearing liabilities	3,445,040	9,577	1.10%	2,756,381	14,854	2.14%
Noninterest-bearing liabilities
Noninterest-bearing deposits	162,188			191,202
Other liabilities	155,159			121,103

Total liabilities	3,762,387			3,068,686
Stockholders' equity	527,855			335,659

Total liabilities and shareholders' equity	$4,290,242			$3,404,345

Net interest income(1)		$40,381			$31,531

Net interest margin(1)			4.64%			4.27%

Net interest spread(1)			4.64%			4.14%

(1)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.8 million and $0.3 million for the third quarter of 2009 and 2008, respectively.
(2)	Average loans include non-accrual loans.

	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2009			2008
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(2)	$2,893,475	$130,918	6.05%	$2,696,856	$137,503	6.81%
Investment securities - taxable	223,573	6,692	3.99%	131,937	5,085	5.14%
Investment securities - non-taxable(1)	199,518	7,264	4.85%	55,296	2,666	6.43%
Federal funds sold	21,987	75	0.46%	24,047	421	2.34%
Interest-bearing deposits in other financial institutions	26,295	46	0.23%	2,634	57	2.89%
Other securities	26,285	453	2.30%	22,967	524	3.04%

Interest-earning assets, gross	3,391,133	145,448	5.73%	2,933,737	146,256	6.66%
Allowance for loan losses	(31,686)			(26,396)

Interest-earning assets, net(1)	3,359,447			2,907,341
Noninterest-earning assets	801,687			519,718

Total assets	$4,161,134			$3,427,059

Liabilities and Shareholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$2,729,682	24,146	1.18%	$2,166,045	37,230	2.30%
Notes payable and other borrowings	571,912	3,503	0.82%	533,409	14,272	3.57%

Total interest-bearing liabilities	3,301,594	27,649	1.12%	2,699,454	51,502	2.55%
Noninterest-bearing liabilities
Noninterest-bearing deposits	185,475			254,215
Other liabilities	157,130			148,001

Total liabilities	3,644,199			3,101,670
Stockholders' equity	516,935			325,389

Total liabilities and shareholders' equity	$4,161,134			$3,427,059

Net interest income(1)		$117,799			$94,754

Net interest margin(1)			4.64%			4.31%

Net interest spread(1)			4.61%			4.11%

(1)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $2.4 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively.
(2)	Average loans include non-accrual loans.

The banking segment net interest margin shown above exceeds our consolidated net interest margin. Our consolidated net interest margin includes the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the financial advisory segment, as well as the borrowing costs of the Holding Company, both of which reduce our consolidated net interest margin.

Mortgage Origination Segment

The following table summarizes the results for the mortgage origination segment for the indicated periods (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2009	2008	2009 v. 2008	2009	2008	2009 v. 2008
Net interest income	$(318)	$322	$(640)	$(1,138)	$918	$(2,056)
Noninterest income	52,421	25,157	27,264	163,349	66,476	96,873
Noninterest expense	46,626	23,342	23,284	130,880	62,740	68,140

Net income (loss) before taxes	5,477	2,137	3,340	31,331	4,654	26,677
Income tax provision (benefit)	2,001	776	1,225	11,262	1,669	9,593

Net income (loss)	$3,476	$1,361	$2,115	$20,069	$2,985	$17,084

Net income was $3.5 million for the third quarter of 2009 and $20.1 million for the nine months ended September 30, 2009, which increased $2.1 million and $17.1 million, respectively, compared to the corresponding periods in 2008. The increase for both periods was due primarily to increases in noninterest income, partially offset by increases in noninterest expense. Increased income from loan originations and net gains on the sale of loans accounted for substantially all of the change in noninterest income, which increased $27.3 million for the third quarter of 2009 and $96.9 million for the nine months ended September 30, 2009 compared with the corresponding periods of 2008. Mortgage loan origination volume was $1.3 billion for the third quarter of 2009 compared to $0.6 billion for the third quarter of 2008, an increase of 116.7%. Mortgage loan origination volume was $4.3 billion for the nine months ended September 30, 2009 and $1.7 billion for the nine months ended September 30, 2008, an increase of 152.9%. In the third quarter, mortgage loan origination volume increased primarily due to an increase in the volume of originations for the purchase of homes. For the first half of 2009, refinancings and home purchases accounted by dollar volume for 61.4% and 38.6%, respectively, of the total mortgage loan origination volume. For the three months ended September 30, 2009, refinancings and home purchases accounted by dollar volume for 31.9% and 68.1%, respectively, of the total mortgage loan origination volume. For the nine months ended September 30, 2009, the increase in mortgage loan originations was also attributable to the favorable interest rate environment for mortgage refinancings during the first half of 2009. For the nine months ended September 30, 2009, refinancings and home purchases accounted by dollar volume for 52.1% and 47.9%, respectively, of total mortgage loan origination volume.

Employees’ compensation and benefits accounted for the majority of the increase in noninterest expense. Employees’ compensation and benefits increased $16.7 million for the third quarter of 2009 and $47.1 million for the nine months ended September 30, 2009, respectively, compared with the corresponding periods in 2008. The increase was attributable to increased staffing levels for the additional mortgage banking offices opened during 2008 and 2009, as well as higher commission-related costs due to the increase in mortgage loan originations.

Financial Advisory Segment

The following table summarizes the results for the financial advisory segment for the indicated periods (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2009	2008	2009 v. 2008	2009	2008	2009 v. 2008
Net interest income	$1,342	$(3)	$1,345	$3,776	$(21)	$3,797
Noninterest income	29,373	1,425	27,948	72,223	4,527	67,696
Noninterest expense	27,585	1,406	26,179	70,027	4,323	65,704

Net income (loss) before taxes	3,130	16	3,114	5,972	183	5,789
Income tax provision (benefit)	1,114	(12)	1,126	2,100	(17)	2,117

Net income (loss)	$2,016	$28	$1,988	$3,872	$200	$3,672

Net income was $2.0 million for the third quarter of 2009 and $3.9 million for the nine months ended September 30, 2009, which increased $2.0 million and $3.7 million, respectively compared to the corresponding periods in 2008. The increase for both periods was due primarily to First Southwest, whose operations were included in the financial advisory segment beginning January 1, 2009. The majority of noninterest income is generated from fees and commissions earned from investment advisory and securities brokerage activities, which increased $24.4 million for the third quarter of 2009 and $63.7 million for the nine months ended September 30, 2009 compared with the corresponding periods of 2008.

In addition, First Southwest received $3.1 million from the United States Attorney’s Office in September 2009. First Southwest had made claims to recover its share of certain funds the U.S. government had recovered from its investigation of a stock fraud from which First Southwest incurred significant losses in 1997. The recovery is included in other noninterest income. Contingent fees of $0.5 million were paid to attorneys who assisted us with this recovery and are included in professional services expense.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2009 and as compared to December 31, 2008.

Securities Portfolio

Historically, our policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas, and other high grade fixed income securities to minimize credit risk. Pursuant to our acquisition of First Southwest, we purchased a portfolio of auction rate bonds for which an active market does not currently exist. The securities portfolio plays a role in the management of interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements and the available-for-sale portion thereof serves as a source of liquidity.

The securities portfolio consists of two major components: securities held-to-maturity and securities available-for-sale. Securities are classified as held-to-maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs, and other similar factors are classified as available-for-sale and are carried at estimated fair value. The table below summarizes our securities portfolio (in thousands).

	September 30, 2009	December 31, 2008
Securities available-for-sale, at fair value
U. S. Treasury securities	$—	$11,953
U. S. government agency obligations	—	10,038
Mortgage-backed securities	26,986	35,439
Collateralized mortgage obligations	75,610	68,515
States and political subdivisions	—	—
Auction rate bonds	69,821	40,612

	172,417	166,557
Securities held-to-maturity, at amortized cost
Mortgage-backed securities	17,739	19,982
Collateralized mortgage obligations	40,097	29,030
States and political subdivisions	107,416	57,228
Auction rate bonds	105,548	110,969

	270,800	217,209
Trading securities, at fair value	36,398	1,561

Total securities portfolio	$479,615	$385,327

To address a change in an interpretation of the regulatory requirements regarding the maximum allowed level of investments in certain securities, the Bank transferred auction rate bonds with a net carrying amount of $22.6 million from held-to-maturity to available-for-sale in June 2009. The net carrying amount of the transferred securities included an unrealized loss of $0.2 million which was included in other comprehensive income. As of September 30, 2009, the unrealized loss on the transferred securities was less than $50,000.

We hold securities of two issuers that exceed 10% of our shareholders’ equity.

Loan Portfolio

Loans held for investment in our banking and financial advisory segments are detailed in the table below (in thousands) and classified by type.

	September 30, 2009	December 31, 2008
Commercial and industrial	$1,215,758	$1,262,456
Lease financing	84,871	101,902
Construction and land development	439,115	585,320
Real estate	1,132,065	839,099
Securities (including margin loans)	134,756	129,638
Consumer	50,238	51,091

Loans, gross	3,056,803	2,969,506
Unearned income	(4,455)	(3,887)
Allowance for loan losses	(39,799)	(40,672)

Loans, net	$3,012,549	$2,924,947

Loans held for sale of $426.9 million at September 30, 2009 are in our mortgage origination segment and excluded from the table above. A discussion of loans in each of those segments follows.

Banking Segment

The banking segment’s loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. Total loans, net of the allowance for loan losses, were $2.9 billion as of September 30, 2009 and $2.8 billion as of December 31, 2008. The $44.5 million increase in net loans at September 30, 2009 compared with December 31, 2008, was primarily attributable to growth in real estate loans.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At September 30, 2009, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans in its real estate loan portfolio. The areas of concentration within our real estate portfolio were construction and land development loans and non-construction commercial real estate loans. At September 30, 2009, construction and land development loans were 14% of total loans, while non-construction commercial real estate loans were 26% of total loans.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $426.9 million as of September 30, 2009 and $192.3 as of December 31, 2008. The $234.6 million increase in net loans at September 30, 2009 compared with December 31, 2008, was primarily attributable to internally generated growth that resulted in the opening of additional offices, market conditions that led to increased refinancing activity, as well as an increased market share attained by PrimeLending. PrimeLending was able to service the increased demand for refinancings due to the availability of warehouse financing through our banking segment.

The components of loans held for sale and pipeline loans at September 30, 2009 and December 31, 2008, are shown in the following table (in thousands).

	September 30, 2009	December 31, 2008
Loans held for sale
Unpaid principal balance	$417,618	$188,143
Fair value adjustment	9,277	4,118

	$426,895	$192,261

Pipeline loans
Unpaid principal balance	$383,539	$219,700
Fair value adjustment	6,502	4,041

	$390,041	$223,741

Financial Advisory Segment

The loan portfolio consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. Total loans, net of the allowance for loan losses, were $143.4 million as of September 30, 2009 and $125.5 million as of December 31, 2008.

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

We have developed a methodology that seeks to determine an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the collectibility of loans, historical loss experience, peer bank loss experience, delinquency trends, economic conditions, portfolio composition and specific loss estimates for loans considered substandard or doubtful. We design our loan review program to achieve the objective of reviewing, on an annual basis, loan relationships that account for approximately 60% of the dollar amount of our loan portfolio, regardless of risk. We review all loan relationships that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve our desired coverage ratio. Based on management’s evaluation, estimated loan loss allowances are assigned to the individual loans that present a greater risk of loan loss. If necessary, reserves would be allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability and value of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the present value of the expected future cash flow discounted at the loan’s effective interest rate or the fair value of the underlying collateral. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers our and other peer bank loss experience ratios, delinquency trends, economic conditions, and portfolio composition is applied to the total of commercial and commercial real estate loans not specifically evaluated.

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Homogenous loans, such as consumer installment, residential mortgage loans, and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge offs from a current trend in delinquencies, losses or historical experience and general economic conditions. As of September 30, 2009, we had no material delinquencies in these types of loans.

While we believe we have sufficient allowance for our existing portfolio as of September 30, 2009, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $6.3 million for the third quarter of 2009, compared to net charge-offs of $3.0 million for the third quarter of 2008. For the nine months ended September 30, 2009 and 2008, net charge-offs were $39.9 million and $7.9 million, respectively. The allowance for loan losses totaled $39.8 million at September 30, 2009 and $40.7 million at December 31, 2008. The ratio of the allowance for loan losses to total loans outstanding at September 30, 2009 and December 31, 2008 was 1.3% and 1.4%, respectively.

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

The provision for loan losses, held primarily in the banking segment, was $39.1 million for the nine months ended September 30, 2009 and $7.8 million for the nine months ended September 30, 2008. The $31.3 million increase was primarily a result of a significant increase in non-performing loans due to challenging economic conditions. Additional information regarding the allowance for loan losses can be found under the heading “Allowance for Loan Losses” above.

The following table presents the activity in our allowance for loan losses for the dates indicated (dollars in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$31,778	$26,799	$40,672	$26,517
Provisions charged to operating expenses	14,310	2,635	39,073	7,818
Recoveries of loans previously charged off
Commercial and industrial	190	229	681	818
Real estate	69	—	69	—
Construction and land development	20	—	23	25
Lease financing	—	25	10	25
Consumer	12	13	47	42

Total recoveries	291	267	830	910

Loans charged off
Commercial and industrial	4,771	2,631	32,701	7,424
Real estate	577	48	2,623	201
Construction and land development	869	466	2,798	957
Lease financing	241	119	1,367	167
Consumer	122	33	1,287	92

Total charge-offs	6,580	3,297	40,776	8,841

Net charge-offs	(6,289)	(3,030)	(39,946)	(7,931)

Balance at end of period	$39,799	$26,404	$39,799	$26,404

Net charge-offs to average loans outstanding	0.18%	0.11%	1.19%	0.28%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, are presented in the table below (dollars in thousands). Amounts shown in “Unallocated” include the portion of the allowance that is attributable to factors that cannot be distributed by type. Those factors include credit concentrations, trends in loan growth, and various other market, economic and regulatory considerations.

	September 30, 2009		December 31, 2008
	Reserve	% of Gross Loans	Reserve	% of Gross Loans
Commercial and industrial	$20,918	39.77%	$27,641	42.51%
Real estate (including construction and land development)	13,688	51.40%	4,928	47.97%
Lease financing	1,134	2.78%	1,152	3.43%
Securities (including margin loans)	1,280	4.41%	1,280	4.37%
Consumer	453	1.64%	377	1.72%
Unallocated	2,326		5,294

Total	$39,799	100.00%	$40,672	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. As of September 30, 2009, we had nine credit relationships totaling $13.6 million in loans of this type which are not included in either the non-accrual or 90 days past due loan categories.

Non-Performing Assets

The following table presents our components of non-performing assets at the dates indicated (in thousands).

	September 30, 2009	December 31, 2008	September 30, 2008
Loans accounted for on a non-accrual basis
Commercial and industrial	$25,695	$32,919	$32,945
Lease financing	4,337	1,388	3,135
Construction and land development	20,228	6,870	2,793
Real estate	12,290	5,149	4,979
Consumer	—	492	—

	$62,550	$46,818	$43,852

Non-performing loans as a percentage of total loans	1.80%	1.48%	1.54%

Loans past due 90 days or more and still accruing	$150	$3,928	$8,215

Other Real Estate Owned	$13,222	$9,637	$10,523

Non-performing assets	$75,922	$60,383	$62,590

Non-performing assets as a percentage of total assets	1.62%	1.53%	1.86%

At September 30, 2009, total non-performing assets increased $15.5 million to $75.9 million compared to December 31, 2008. Non-accrual loans increased by $15.7 million to $62.5 million at September 30, 2009 compared to December 31, 2008. Of these non-accrual loans, $25.7 million were characterized as commercial and industrial loans. The commercial and industrial loans included approximately $9.9 million in business loans for investment properties arising primarily from a single customer relationship and secured principally by the inventory and property, plant and equipment of a group of related borrowers. Also included in the commercial and industrial loan category was a $4.5 million loan secured by the borrower’s accounts receivable and inventory, a $2.5 million loan secured by the borrower’s accounts receivable and inventory, and a $2.4 million loan secured by aircraft.

Non-accrual loans at September 30, 2009 also included $20.2 million characterized as construction and land development loans. This included two residential real estate loans totaling approximately $5.8 million from a single customer relationship and secured by assisted living centers, two residential real estate development loans totaling approximately $4.7 million from a single customer relationship and secured by unimproved land, and $1.6 million in residential real estate loans from a single customer relationship secured by single family residential lots. Non-accrual loans also included $12.3 million characterized as real estate loans. This included a $2.0 million commercial real estate loan secured by unoccupied residential property, a $1.2 million commercial real estate loan secured by occupied residential property, three commercial real estate loans from a single customer relationship totaling approximately $1.2 million and secured by unoccupied townhomes, and a $1.1 million commercial real estate loan secured by unoccupied retail space.

Other Real Estate Owned increased $3.6 million to $13.2 million at September 30, 2009 compared to December 31, 2008. This included $10.5 million of commercial real estate property consisting of single family residences under development and $2.2 million of residential lots at various levels of completion. The increase in Other Real Estate Owned was due primarily to the economic downturn affecting the housing market.

Additional interest income that would have been recorded if the non-accrual loans had been current during the nine months ended September 30, 2009 totaled $3.8 million and $2.4 million during the nine months ended September 30, 2008.

Borrowings

Our borrowings as of September 30, 2009 and December 31, 2008 are shown in the table below (in thousands).

	September 30, 2009	December 31, 2008	Variance
Short-term borrowings	$449,410	$256,452	$192,958
Notes payable	70,691	151,014	(80,323)
Junior subordinated debentures	67,012	67,012	—
Other borrowings	11,426	12,075	(649)

	$598,539	$486,553	$111,986

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, as well as borrowings at the Federal Home Loan Bank. The $193.0 million increase in short-term borrowings at September 30, 2009 compared with December 31, 2008 was due primarily to increased borrowing of $275.0 million from the Federal Home Loan Bank, which had favorable pricing relative to the brokered deposit market, which provides an alternative source of funding for the Bank. Our brokered deposits were $181.2 million at September 30, 2009, a decrease of $383.1 million from December 31, 2008.

Notes payable consist primarily of our borrowing facilities with third party lenders. The decrease in notes payable at September 30, 2009 compared with December 31, 2008 related primarily to the redemption in January 2009 of approximately $78.6 million of notes payable that financed the auction rate bonds held by First Southwest Holdings, Inc. prior to the acquisition. We have revolving lines of credit for up to $30 million with JP Morgan Chase Bank, N.A. At September 30, 2009, we had $3.5 million of additional borrowing capacity under those revolving lines of credit.

Liquidity and Capital Resources

Liquidity refers to the measure of our ability to meet our customers’ short-term and long-term deposit withdrawals and anticipated and unanticipated increases in loan demand without penalizing earnings. Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on our net interest income. We discuss our management of interest rate and other risks in Item 3, “Quantitative and qualitative disclosures about market risk”.

Our asset and liability group is responsible for continuously monitoring our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities and collateralized mortgage obligations, the possible sale of available-for-sale securities, and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits and the maturity structure of short-term borrowed funds. For short-term liquidity needs, we utilize federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase and borrowings under lines of credit with other financial institutions. For intermediate liquidity needs, we utilize advances from the Federal Home Loan Bank and Federal Reserve. To supply liquidity over the longer term, we have access to brokered certificates of deposit, term loans at the Federal Home Loan Bank and Federal Reserve Bank and borrowings under lines of credit with other financial institutions.

On December 19, 2008, we sold approximately $87.6 million of Series A and Series B Preferred Stock to the U.S. Treasury Department pursuant to the TARP Capital Purchase Program. The shares of Series B Preferred Stock were issued to the U.S. Treasury Department upon the exercise of a warrant issued in conjunction with the Series A Preferred Stock. The Series A and Series B Preferred Stock are senior to shares of our Original Common Stock with respect to dividends and liquidation preference. Under the terms of the Series A Preferred Stock, we are obligated to pay a 5% per annum cumulative dividend on the stated value of the preferred stock until February 14, 2014 and thereafter at a rate of 9% per annum. As long as shares of the Series A and Series B Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our Original Common Stock) unless all accrued and unpaid dividends on the preferred stock have been paid in full. Furthermore, prior to December 19, 2011, unless we have redeemed all of the preferred stock, the consent of the U.S. Treasury Department will be required to, among other things, increase the per share amount of dividends paid on our common stock. After December 19, 2011 and thereafter until December 19, 2018, the consent of the U.S. Treasury Department (if it still holds our preferred stock) will be required for any increase in the aggregate common stock dividends per share greater than 3% per annum. After December 19, 2018, we will be prohibited from paying dividends on or repurchasing any common stock until the preferred stock issued to the U.S. Treasury Department is redeemed in whole or the U.S. Treasury Department has transferred all of its preferred stock to third parties. If dividends on the preferred stock are not paid in full for six dividend periods, whether or not consecutive, the U.S. Treasury Department will have the right to elect two directors to our board of directors until all unpaid cumulative dividends are paid in full. The terms of the Series B Preferred Stock are identical to those described above for the Series A Preferred Stock except that (i) the dividend rate is 9% per annum and (ii) the Series B Preferred Stock may not be redeemed unless all of the Series A Preferred Stock is redeemed. Subject to regulatory approval, we intend to redeem Series A and Series B Preferred Stock with the proceeds from an initial public offering of our Common Stock (the “IPO”) proposed to be completed in the fourth quarter of 2009.

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

At September 30, 2009, we exceeded all regulatory capital requirements and were considered to be “well-capitalized” with a total capital to risk weighted assets ratio of 13.57%, Tier 1 capital to risk weighted assets ratio of 11.95% and a Tier 1 capital to average assets, or leverage, ratio of 9.98%. At September 30, 2009, the Bank was also considered to be “well-capitalized.” We discuss regulatory capital requirements in more detail in Note 12 to the unaudited consolidated interim financial statements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $214.5 million at September 30, 2009, an increase of $90.1 million, or 72.4%, from $124.4 million at September 30, 2008. This increase was primarily due to the increase in net deposits, partially offset by the increase in cash used in our mortgage origination segment’s operations due to higher loan volume.

Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash flow used in operations during the first nine months of 2009 was $137.3 million, an increase in cash used of $113.5 million compared with September 30, 2008. Operating cash flow decreased due to higher levels of mortgage originations during the first nine months of 2009 and the operating cash needs of First Southwest, whose operations were included beginning January 1, 2009.

Our primary use of funds is for the origination of loans, primarily commercial and industrial loans and real estate loans. Our loan portfolio, excluding loans held for sale, at September 30, 2009, was $3.1 billion, an increase of $87.3 million compared with $3.0 billion at December 31, 2008. The increase in net loan originations was concentrated in the real estate loan portfolio.

Cash flow used in our investment activities included net purchases of securities for our investment portfolio during the nine months ended September 30, 2009, which were $56.3 million compared with net purchases of $17.9 million during the nine months ended September 30, 2008. The increase in net purchases of securities during the first nine months of 2009 was composed primarily of auction rate bonds acquired in connection with our acquisition of First Southwest. Additionally, collateralized mortgage obligations and municipal securities were purchased to provide collateral for repurchase agreements. We sold approximately $21.3 million of available-for-sale securities during the first nine months of 2009.

Cash flows from financing activities were $444.8 million during the first nine months of 2009 compared with $161.3 million in the corresponding period in 2008. The $283.5 million increase is primarily attributable to the net increase in deposits. PlainsCapital had $3.5 million of additional borrowing capacity under revolving lines of credit at September 30, 2009.

We had deposits of $3.2 billion at September 30, 2009, an increase of $323.7 million, or 11.1%, from $2.9 billion at December 31, 2008. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Within deposits, interest-bearing money market deposits at September 30, 2009 increased by $659.5 million from the December 31, 2008 level. Brokered deposits at September 30, 2009 decreased by $383.1 million from the level at December 31, 2008, resulting from our decision to pursue other sources of funding with more favorable pricing.

Our 15 largest depositors, excluding First Southwest, our indirect wholly-owned subsidiary, accounted for approximately 27% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 15% of our total deposits at September 30, 2009. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available, albeit currently at slightly higher rates, to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank.

First Southwest relies on its equity capital, short-term bank borrowings, interest and non-interest bearing client credit balances, correspondent deposits and other payables to finance its assets and operations. First Southwest has credit arrangements with commercial banks of up to $140.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At September 30, 2009, First Southwest had borrowed approximately $11.0 million under these credit arrangements.

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

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to our consolidated financial statements for the year ended December 31, 2008, which are included in Amendment No. 1 to our registration statement on Form S-1 filed with the SEC on October 21, 2009. You are encouraged to read in its entirety Note 1 to our consolidated financial statements for the year ended December 31, 2008 for additional insight into management’s approach and methodology in estimating the allowance for loan losses. We believe that of our significant accounting policies, the allowance for loan losses may involve a higher degree of judgment and complexity.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on September 30, 2009 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

As illustrated in the table below, the banking segment is asset sensitive overall. Loans which adjust daily or monthly to the Wall Street Journal Prime rate comprise a large percentage of interest sensitive assets and are the primary cause of the banking segment’s asset sensitivity. To help neutralize interest rate sensitivity, the banking segment has kept the terms of most of its borrowings under one year. It also attempts to match longer term assets with certificates of deposit with terms of three to five years.

	September 30, 2009
	(Dollar amounts in thousands)
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,408,472	$313,919	$310,281	$83,780	$223,886	$3,340,338
Securities	197,886	52,339	59,554	9,763	123,675	443,217
Federal funds sold	26,366	—	—	—	—	26,366
Other interest sensitive assets	120,148	—	—	—	—	120,148

Total interest sensitive assets	2,752,872	366,258	369,835	93,543	347,561	3,930,069

Interest sensitive liabilities:
Interest bearing checking	$1,401,064	$—	$—	$—	$—	$1,401,064
Savings	138,039	—	—	—	—	138,039
Time deposits	680,405	383,541	31,707	4,588	2,880	1,103,121
Notes payable & other borrowings	166,554	277,055	1,415	768	5,607	451,399

Total interest sensitive liabilities	2,386,062	660,596	33,122	5,356	8,487	3,093,623

Interest sensitivity gap	$366,810	$(294,338)	$336,713	$88,187	$339,074	$836,446

Cumulative interest sensitivity gap	$366,810	$72,472	$409,185	$497,372	$836,446

Percentage of cumulative gap to total interest
Sensitive assets	9.33%	1.84%	10.41%	12.66%	21.28%

The positive GAP in the interest rate sensitivity analysis indicates that banking segment net interest income would generally rise if rates increase. Because of inherent limitations in interest rate sensitivity analysis, the banking segment uses multiple interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine the effect on net interest income changes for the next 12 months. The banking segment also measures the effects of changes in interest rates on market value of portfolio equity by discounting projected cash flows of deposits and loans. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. We believe the simulation analysis presents a more accurate picture than the GAP analysis. Simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products. Also, unlike GAP analysis, simulation analysis takes into account the effect of embedded options in the securities and loan portfolios as well as any off-balance-sheet derivatives. The projected changes in net interest income at September 30, 2009 were in compliance with established policy guidelines.

The table below shows the estimated impact of increases and decreases in interest rates of 1%, 2% and 3% on net interest income and on market value of portfolio equity for the banking segment as of September 30, 2009 (dollars in thousands).

	September 30, 2009
	Changes In Net Interest Income		Changes in Market Value of Portfolio Equity
Change in interest rates	Amount	Percent	Amount	Percent
Up 3%	$(2,844)	-1.81%	$41,999	6.89%
Up 2%	(7,996)	-5.10%	26,360	4.33%
Up 1%	(7,402)	-4.72%	18,971	3.11%
Down 1%	33	0.02%	(21,325)	-3.50%
Down 2%	(1,892)	-1.21%	(55,885)	-9.17%
Down 3%	(2,909)	-1.85%	(89,163)	-14.63%

The projected changes in net interest income and market value of equity to changes in interest rates at September 30, 2009 were in compliance with established policy guidelines. These projected changes in net interest income results are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

The historically low level of interest rates, combined with the existence of rate floors that are in effect for a significant portion of the loan portfolio, are projected to cause yields on our earning assets to rise more slowly than increases in market interest rates. As a result, in a rising interest rate environment, our interest rate margins would be compressed until the rise in market interest rates is sufficient to allow our loan portfolio to reprice above applicable rate floors. In the table above, loans would begin to reprice if interest rates were to rise by 3%.

Due to historically low interest rates, the table above may not predict the full effect of decreasing interest rates upon our net interest income that would occur under a more traditional, higher interest rate environment because short-term interest rates are near zero percent and facts underlying certain of our modeling assumptions, such as the assumption that deposit and loan rates cannot fall below zero percent, distort the model’s results.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, FSC received subpoenas from the SEC and the U.S. Department of Justice (“DOJ”) in connection with an investigation of possible antitrust and securities law violations, including bid-rigging, in the procurement of guaranteed investment contracts and other investment products for the reinvestment of bond proceeds by municipalities. The investigation is industry-wide and includes approximately 30 or more firms, including some of the largest U.S. investment firms. To the extent that its participation is requested, FSC will continue to cooperate with these investigations.

As a result of these SEC and DOJ investigations into industry-wide practices, FSC was named as a co-defendant in a series of civil lawsuits filed during 2008 in several different federal courts by various state and local governmental entities suing on behalf of themselves and a purported class of similarly situated governmental entities. A similar set of lawsuits were filed in California state courts by various local governmental entities suing only on behalf of themselves and not on behalf of a putative class. The California state court suits were removed to federal court, and all of the cases have been transferred to federal court in New York. On April 29, 2009, the federal court judge dismissed all claims asserted against FSC and nearly all other defendants from the consolidated putative class action case and granted the lead class plaintiffs until June 18, 2009 to file an amended complaint citing specific instances of alleged anti-competitive behavior by specific individuals at specific defendants. On June 18, 2009, the lead class plaintiffs filed a second consolidated amended class action complaint. This amended complaint did not name FSC as a defendant and did not make any specific allegations of misconduct against FSC or any of its employees. As a result, FSC is no longer a party to the putative class action case. However, FSC is identified in this consolidated amended class action complaint as an alleged co-conspirator with the named defendants. With respect to putative class actions filed in federal court by California plaintiffs that opted not to join in the consolidated class action case, the federal court judge granted those plaintiffs until September 15, 2009 to file an amended complaint. These California putative class plaintiffs also did not name FSC as a defendant and did not make any specific allegations of misconduct against FSC or any of its employees. As a result, FSC is no longer a party to these California putative class actions. However, FSC is identified in this complaint as an alleged co-conspirator with the named defendants. With respect to the removed California suits that do not seek class action status, the federal court judge gave the plaintiffs until September 15, 2009 to file an amended complaint. These California plaintiffs filed amended complaints continuing to identify FSC as a named defendant. The few allegations against FSC are limited in scope. Under the current scheduling order, the defendants in the removed California individual suits have until October 30, 2009 to file dispositive motions.

As part of an industry-wide inquiry by FINRA into sales practices related to auction rate bonds, FSC executed a term sheet in 2008 in which it agreed to pay a fine and to buy back $41.6 million of auction rate bonds at par from a defined class of customers. The fine was paid in 2008, and the auction rate bonds were purchased from these customers in February 2009. FSC recorded a liability of $3.8 million as of December 31, 2008 representing the loss relating to this settlement. In addition, for a 60-day period commencing June 16, 2009, FSC agreed to use its best efforts to provide liquidity to certain other customers not otherwise part of the defined class referenced above. This 60-day period expired on August 14, 2009, and on September 11, 2009, FSC certified to FINRA the results of its best efforts obligation.

Like other financial institutions, we are subject to various federal, state and local laws and regulations relating to environmental matters. Under these laws and regulations we could be held liable for costs relating to environmental contamination at or from our current or former properties as well as, under certain circumstances, at or from properties that secure our loan portfolio. With respect to our borrower’s properties, the potential liabilities may far exceed the original amount of the loan made by us and secured by the property. Currently, we are not a defendant in any environmental legal proceeding.

Item 1A.	Risk Factors

Risks Related to Our Business

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

The U.S. and global economies have suffered a dramatic downturn during the past few years, which has negatively impacted many industries, including the financial industry. As a result, commercial as well as consumer loan portfolio performances have deteriorated at many financial institutions, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline, which has contributed to a greater degree of loan defaults. Financial institutions have also been particularly impacted by the lack of liquidity and loss of confidence in the financial sector. These factors collectively have negatively impacted our business, financial condition and results of operations, including decreased net income due to increased provisions for loan losses, and there is no guarantee when market conditions will improve.

In response to some of these concerns, the federal government has adopted significant new laws and regulations relating to financial institutions, including, without limitation, the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”). Numerous other actions have been taken by the Federal Reserve Board, the U.S. Congress, the U.S. Treasury, the Federal Deposit Insurance Corporation (the “FDIC”), the SEC and others to address the current liquidity and credit crisis, and we cannot predict the full effect of these actions or any future regulatory reforms. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new or future legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans and attract and retain experienced personnel, and adversely impact our financial performance.

A further adverse change in real estate market values may result in losses and otherwise adversely affect our profitability.

As of September 30, 2009, approximately 51% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The recent negative developments in the financial industry and economy as a whole have adversely affected real estate market values generally and in our market areas in Texas specifically and may continue to decline. A further decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our profitability and financial condition may be adversely affected by a further decrease in real estate market values.

If our allowance for loan losses is insufficient to cover actual loan losses, our earnings will be adversely affected.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. We may experience significant loan losses that may have a material adverse effect on our operating results and financial condition. We maintain an allowance for loan losses intended to cover loan losses inherent in our loan portfolio. In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. We also make various assumptions and judgments about the collectibility of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the effect of changes in the economy on real estate and other collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period and the amount of non-performing loans and related collateral security. If our assumptions prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance for loan losses would materially decrease our net income and adversely affect our financial condition generally.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than our own. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our operating results and financial condition.

Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.

We conduct our operations primarily in Texas. Substantially all of the real estate loans in our loan portfolio are secured by properties located in Texas, with more than 70% secured by properties located in the Dallas/Fort Worth and Austin/San Antonio markets. Likewise, substantially all of the real estate loans in our loan portfolio are made to borrowers who live and conduct business in Texas. In addition, mortgage origination fee income is heavily dependent on economic conditions in Texas. During the first nine months of 2009, approximately half by dollar volume of our mortgage loans originated were collateralized by properties located in Texas. Our businesses are affected by general economic conditions such as inflation, recession, unemployment and many other factors beyond our control. Adverse economic conditions in Texas may result in a reduction in the value of the collateral securing our loans. Any regional or local economic downturn that affects Texas or existing or prospective property or borrowers in Texas may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated.

Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings and capital levels and overall results.

The majority of our assets are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates may impact our net interest income as well as the valuation of our assets and liabilities. Our earnings are significantly dependent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our earnings may be adversely affected.

An increase in the general level of interest rates may also, among other things, adversely affect the demand for loans and our ability to originate loans. In particular, if mortgage interest rates increase, the demand for residential mortgage loans and the refinancing of residential mortgage loans will likely decrease, which will have an adverse effect on our income generated from mortgage origination activities. Conversely, a decrease in the general level of interest rates, among other things, may lead to prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume and our overall results.

Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, market interest rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, and international disorder and instability in domestic and foreign financial markets. We may not be able to accurately predict the likelihood, nature and magnitude of such changes or how and to what extent such changes may affect our business. We also may not be able to adequately prepare for or compensate for the consequences of such changes. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect our earnings and capital levels and overall results.

We are heavily dependent on dividends from our subsidiaries.

We are a bank holding company and a financial holding company engaged in the business of managing, controlling and operating our subsidiaries, including the Bank and the Bank’s subsidiaries, PrimeLending and First Southwest. We conduct no material business or other activity other than activities incidental to holding stock in the Bank. As a result, we rely substantially on the profitability of the Bank and dividends from the Bank to pay our operating expenses, to satisfy our obligations and the expenses and obligations of all of our subsidiaries and to pay dividends on our common stock and preferred stock. As with most financial institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates and in economic conditions in general. The Bank has several subsidiaries, including PrimeLending and First Southwest, that may also contribute to its profitability and ability to pay dividends to us. However, if the Bank is unable to make cash distributions to us, then we may also be unable to obtain funds from PrimeLending and First Southwest, and we may be unable to satisfy our obligations or make distributions on our common stock and preferred stock.

Our banking segment is subject to funding risks associated with its high deposit concentration and reliance on brokered deposits.

At September 30, 2009, our fifteen largest depositors, excluding First Southwest, our indirect, wholly-owned subsidiary, accounted for approximately 27% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 15% of our total deposits. Brokered deposits at September 30, 2009 accounted for 5.6% of our total deposits. Loss of one or more of our largest Bank customers, a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, or a loss of a significant amount of our brokered deposits could adversely affect our liquidity. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, or purchase federal funds or borrow funds on a short-term basis at higher rates, which would adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well-capitalized,” the Bank would not be able to accept broker deposits without the approval of the FDIC.

We are subject to losses due to fraudulent and negligent acts.

Our business is subject to potential losses resulting from fraudulent activities. Our banking segment is subject to the risk that our customers may engage in fraudulent activities, including fraudulent access to legitimate customer accounts or the use of a false identity to open an account, or the use of forged or counterfeit checks for payment. The banking segment is subject to the risk of higher than expected charge offs for loans it holds to maturity on its balance sheet if its borrowers supply fraudulent information. Such types of fraud may be difficult to prevent or detect, and we may not be able to recover the losses caused by such activities. Any such losses could have a material adverse effect on our business, financial condition and operating results. In our mortgage origination segment, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the investment value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A mortgage loan subject to a material misrepresentation is typically unsaleable to investors in the secondary market. If we have already sold the loan when the material misrepresentation is discovered, then the loan is subject to repurchase, but we will often instead agree to indemnify the purchaser for any losses arising from such loan because in the general course of business we do not seek to hold mortgage loans we originate for investment. Even though we may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate, and it is often difficult to collect any monetary losses that we have suffered from them. We cannot assure you that we have detected or will detect all misrepresented information in our loan originations. If we experience a significant number of such fraudulent or negligent acts, our business, financial condition, liquidity and results of operations could be significantly harmed.

On August 14, 2009, one of our employees was indicted, along with eleven other individuals and three business entities, in Cuyahoga County, Ohio. The indictment alleges that our employee was part of a loan application fraud scheme, and specifically identifies loans on three properties in the aggregate amount of approximately $3.3 million that we originated and sold to investors. If those loans were in fact obtained through fraud, we could be forced to repurchase such loans at the purchase price, or would be required to indemnify such investors for any losses they suffer from such loans pursuant to our agreements with such investors. We cannot assure you that we have detected or will detect all misrepresented information in our loan originations, including with respect to such employee.

First Southwest engages in the underwriting of municipal and other tax-exempt debt securities. As an underwriter, First Southwest may be liable jointly and severally under federal, state and foreign securities laws for false and misleading statements concerning the securities, or the issuer of the securities, that it underwrites. In addition, First Southwest may act as a fiduciary in other capacities. Liability under such laws or under common law fiduciary principles could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Our mortgage origination segment is subject to investment risk on loans that it originates.

We intend to sell, and not hold for investment, all residential mortgage loans that we originate through PrimeLending. At times, however, we may originate a loan or execute an interest rate lock commitment (“IRLC”) with a customer pursuant to which we agree to originate a mortgage loan on a future date at an agreed-upon interest rate without having identified a purchaser for such loan or the loan underlying such IRLC. An identified purchaser may also decline to purchase a loan for a variety of reasons. In these instances, we will bear interest rate risk on an IRLC until, and unless, we are able to find a buyer for the loan underlying such IRLC and the risk of investment on a loan until, and unless, we are able to find a buyer for such loan. In addition, if a customer defaults on a mortgage payment shortly after the loan is originated, the purchaser of the loan may have a put right, whereby they can require us to repurchase the loan at the full amount paid by the purchaser. During periods of market downturn, we have at times chosen to hold mortgage loans when the identified purchasers have declined to purchase such loans because we could not obtain an acceptable substitute bid price for such loan. The failure of mortgage loans that we hold on our books to perform adequately will have a material adverse effect our financial condition, liquidity and results of operations.

First Southwest is subject to various risks associated with the securities industry, particular those impacting the public finance industry.

Our financial advisory business, conducted primarily through First Southwest, is subject to uncertainties that are common in the securities industry. These uncertainties include:

•	intense competition in the public finance and other sectors of the securities industry;

•	the volatility of domestic and international financial, bond and stock markets;

•	extensive governmental regulation;

•	litigation; and

•	substantial fluctuations in the volume and price level of securities.

As a result, the revenues and earnings of our financial advisory segment may vary significantly from quarter to quarter and from year to year. In periods of low transaction volume such as in the current economic downturn, profitability is impaired because certain expenses remain relatively fixed. First Southwest is much smaller and has much less capital than many competitors in the securities industry. During the current market downturn, First Southwest’s business has been, and could continue to be, adversely affected in many ways. In addition, First Southwest is an operating subsidiary of the Bank, which means that its activities are limited to those that are permissible for the Bank.

We are dependent on our management team, and the loss of our senior executive officers or other key employees could impair our relationship with customers and adversely affect our business and financial results.

Our success is dependent, to a large degree, upon the continued service and skills of our existing management team, including Messrs. Alan White, Allen Custard, Jerry Schaffner, Hill Feinberg and Ms. Roseanna McGill and other key employees with long-term customer relationships. Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective segments. The loss of one or more of these key personnel could have an adverse impact on our business because of their skills, knowledge of the market, years of industry experience and the difficulty of finding qualified replacement personnel. In addition, we currently do not have non-competition agreements with certain members of management and other key employees. If any of these personnel were to leave and compete with us, our business, financial condition, results of operations and growth could suffer.

If we are not able to manage our growth effectively, our results of operations may be adversely affected.

Although our historical performance may not be indicative of our future performance, during the last five years, we have experienced significant and rapid growth and may continue to grow. Companies like us that experience rapid growth face various risks and difficulties, including:

•	opening new branch offices of the Bank, First Southwest or PrimeLending or acquiring existing branches of other financial institutions;

•	attracting clients, borrowers and depositors to those locations;

•	attracting and retaining qualified management, bankers and other personnel to each of our three primary businesses;

•	maintaining adequate information and reporting systems within our organization;

•	maintaining asset quality and credit risk controls;

•	maintaining our cost controls;

•

maintaining adequate regulatory capital and obtaining regulatory approvals necessary for entry into new markets or establishing new branches, applications for which have recently been subject to increased regulatory scrutiny;

•	finding suitable acquisition candidates; and

•	identifying suitable geographic markets for expansion outside the Texaplex.

As we continue to open new branches and offices or if management determines to acquire branches, offices or other banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of new Bank branches, we must absorb those higher expenses while we begin to generate new deposits and then redeploy those new deposits into attractively priced loans and other interest-earning assets. Based on our experience, it generally takes at least a year for new branches to achieve operational profitability, if ever. Similarly, in the case of new offices for PrimeLending or First Southwest, we may face periods of losses before these offices achieve operational profitability, if ever. Thus, our plans to establish additional branches and offices could depress our earnings in the short run, even if we efficiently execute our expansion strategy. Further, if we are not able to manage our growth effectively, our business, financial condition, results of operations and future prospects could be adversely affected and we may not be able to continue to implement our business strategy and successfully conduct our operations.

We only recently became a public reporting company, and the obligations associated with being a public reporting company will require significant resources and management attention, which may divert from our business operations.

We have only recently become a public reporting company, and the expenses of being a public reporting company, including compliance with periodic disclosure requirements and the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), are not reflected in our audited financial statements, and are not fully reflected in our unaudited interim financial statements. The Sarbanes-Oxley Act requires, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2010. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur.

Furthermore, the need to establish and maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our business and growth strategies, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs that we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our noninterest expenses.

We may not be able to remediate any future deficiencies in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

We may decide to make future acquisitions, which could dilute current shareholders’ ownership and expose us to additional risks.

We periodically evaluate opportunities to acquire financial services businesses, including other banks and/or branch or office locations. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders’ ownership interests. Acquisition activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

These acquisition activities could involve a number of additional risks, including the risks of: (i) incurring time and expense associated with identifying and evaluating potential acquisitions and merger partners and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business; (ii) using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets; (iii) failing to discover material factors when examining a potential acquisition during the due diligence period; (iv) incurring time and expense required to integrate the operations and personnel of the combined businesses, creating an adverse short-term effect on results of operations; and (v) losing key employees and customers as a result of an acquisition that is poorly received.

Financial markets are susceptible to disruptive events that may lead to little or no liquidity for auction rate bonds.

As of December 31, 2008, we held approximately $168.4 million face value of auction rate bonds backed by pools of student loans under the Federal Family Education Loan Program. These auction rate bonds were acquired in conjunction with our acquisition of First Southwest. Since December 31, 2008 and in conjunction with a settlement with the Financial Industry Regulatory Authority (“FINRA”) pursuant to a Letter of Acceptance, Waiver and Consent accepted on December 16, 2008 by FINRA (the “FINRA Settlement”), as of September 30, 2009, we had repurchased approximately $41.6 million in face value of certain auction rate bonds from current and former clients. The auction rate bonds are currently held in the Bank’s securities portfolio. In late 2007, the market for auction rate securities began experiencing disruptions through the failure of auctions for auction rate securities issued by leveraged closed-end funds, municipal governments, state instrumentalities and student loan companies backed by pools of student loans guaranteed by the U.S. Department of Education. Certain clients of First Southwest were adversely affected by the failures in this market, which resulted in limited options to liquidate holdings in these positions or to post these securities as collateral for loans. These conditions will likely continue until either these securities are restructured or refunded or a liquid secondary market re-emerges for these securities. The estimated fair value of our auction rate bonds as of September 30, 2009 was $174.0 million. To address a change in an interpretation of the regulatory requirements regarding the maximum allowed level of investments in certain securities, in June 2009 the Bank transferred auction rate bonds with a net carrying amount of $22.6 million from held-to-maturity to available-for-sale. The net carrying amount of the transferred securities included an unrealized loss of $0.2 million. If the Bank were forced to sell these securities, our results of operations could be adversely affected. The estimated fair value of these auction rate bonds may further decline and require write-downs and losses as additional market information is obtained or in the event the current market conditions continue or worsen, in which case, our results of operations would be adversely affected.

The accuracy of our financial statements and related disclosures could be affected if we are exposed to actual conditions different from the judgments, assumptions or estimates used in our critical accounting policies.

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in this prospectus, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” by us because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

The FDIC and SIPC deposit insurance assessments that we are required to pay have recently increased and may materially increase in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. During the year ended December 31, 2008, we paid approximately $1.6 million in deposit insurance assessments. On September 29, 2009, the Board of Directors of the FDIC adopted a Notice of Proposed Rulemaking that would require FDIC-insured institutions, such as the Bank, to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In addition, the FDIC voted to adopt a uniform three basis point increase in assessment rates effective on January 1, 2011, which increase would be reflected in our prepaid assessments. We expect that we may be required to prepay an estimated $14 million on December 30, 2009 for our fourth quarter of 2009 and all of 2010, 2011 and 2012 FDIC assessments. Our prepaid assessments would be subject to adjustment based upon our assessment base during the prepaid period.

In addition, First Southwest is a registered broker-dealer and a member of the Securities Investor Protection Corporation (“SIPC”) and is required to pay assessments. On March 2, 2009, the SIPC informed its members of an increase in assessments. The increase became effective on April 1, 2009. As a result of the increase, First Southwest expects to pay approximately $200,000 in SIPC assessments annually. The deposit insurance premium assessment and the SIPC assessment rates applicable to us will adversely impact our future earnings.

Economic stimulus legislation imposes certain executive compensation and corporate governance requirements that may adversely affect us and our business, including our ability to recruit and retain qualified employees, and by requiring reimbursement of disapproved executive compensation.

The EESA, as amended by the ARRA, includes extensive restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding obligation arising under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. Many of the restrictions are not limited to our senior executives and cover other employees whose contributions to revenue and performance can be significant.

In addition, on June 15, 2009, the U.S. Treasury adopted and made effective an interim final rule (the “Interim Rule”), which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP Capital Purchase Program and the EESA, as amended by the ARRA. Pursuant to the Interim Rule, the U.S. Treasury established the Office of the Special Master for TARP Executive Compensation (the “Special Master”). The Interim Rule authorizes the Special Master to review the compensation structures and payments of, and to independently issue advisory opinions to, those financial institutions that have participated in the TARP Capital Purchase Program with respect to compensation structures and payments made by those financial institutions during the period that the financial institution received financial assistance under TARP. If the Special Master finds that a TARP recipient’s compensation structure or the payments that it has made to its employees are inconsistent with the purposes of the EESA or TARP, or otherwise contrary to the public interest, the Special Master may negotiate with the TARP recipient and the subject employee for appropriate reimbursements to the TARP recipient or the federal government. Because we are participating in the TARP Capital Purchase Program, the Special Master may review our compensation structure and payments that we have made to our employees.

These provisions and any future rules issued by the U.S. Treasury could adversely affect our ability to attract and retain management capable and motivated sufficiently to manage and operate our business through difficult economic and market conditions, especially if we are competing for management talent against institutions that are not subject to the same restrictions. If we are unable to attract and retain qualified employees to manage and operate our business, we may not be able to successfully execute our business and growth strategies. These provisions could also adversely affect our business by requiring us or our employees to reimburse the federal government for any executive compensation that the Special Master finds inconsistent with the purposes of EESA or TARP, or otherwise contrary to the public interest.

A decline in the market for advisory services could adversely affect our business and results of operations.

First Southwest has historically earned a significant portion of its revenues from advisory fees paid to it by its clients, in large part upon the successful completion of the client’s transaction. Financial advisory revenues represented a majority of First Southwest’s net revenues for the nine months ended September 30, 2009. Unlike other investment banks, First Southwest earns most of its revenues from its advisory fees and, to a lesser extent, from other business activities such as underwriting. We expect that First Southwest’s reliance on advisory fees will continue for the foreseeable future, and a decline in advisory engagements or the market for advisory services generally would have an adverse effect on our business and results of operations.

An interruption in, or breach in security of, our information systems may result in a loss of customer business.

We rely heavily on communications and information systems to conduct our business. Any failure or interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, securities trading, general ledger, deposits, servicing or loan origination systems. If such failures or interruptions occur, we may not be able to adequately address them at all or in a timely fashion. The occurrence of any failures or interruptions could result in a loss of customer business, expose us to civil litigation and possible financial liability and could have a material adverse effect on our public relations, reputation, results of operations and financial condition.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our bank subsidiary.

We are subject to extensive federal and state regulation and supervision, including that of the Federal Reserve Board, the Texas Department of Banking, the FDIC, the SEC and FINRA. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. Likewise, regulations promulgated by FINRA are primarily intended to protect customers of broker-dealer businesses rather than security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. The U.S. Congress and federal regulatory agencies continually review banking and securities laws, regulations and policies for possible changes. It is likely that there will be significant changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of, and government intervention in, the financial services sector. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. For instance, on June 17, 2009, President Barack Obama laid out a comprehensive regulatory reform plan aiming to modernize and protect the integrity of the U.S. financial system. Among other things, President Obama’s plan contemplates increased supervision and higher capital requirements for financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

The Bank’s 2008 compliance exam initiated by the Federal Reserve is not yet completed. An adverse finding by the Federal Reserve Board regarding compliance with consumer protection laws and regulations, including but not limited to, fair lending laws, flood insurance laws or any other matters associated with a compliance exam of the Bank, could result in a referral of the matter to the DOJ for further investigation, the imposition of civil money penalties, restitution, punitive damages, a reduced CRA rating for the Bank and/or damage to our reputation. A CRA rating of less than “satisfactory” could adversely affect the Bank’s ability to establish new branches or acquire other financial institutions and could adversely affect our ability as a financial holding company to commence new activities, or acquire companies engaged in certain activities, otherwise permitted by financial holding companies having a “satisfactory” or better CRA rating.

Changes in government monetary policies may have an adverse effect on our earnings.

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The monetary policies of the Federal Reserve Board have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies, and any such changes may have an adverse effect upon our liquidity, capital resources and results of operations.

Changes in accounting standards could impact our reported earnings and financial condition.

The accounting standards setters, including the Financial Accounting Standards Board (the “FASB”), the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, which would result in the restatement of our prior period financial statements.

We face strong competition from other financial institutions and financial service companies, which may adversely affect our operations and financial condition.

Our banking and mortgage origination businesses face vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services than we do. We also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations, each of which may offer more favorable financing than we are able to provide. In addition, some of our non-bank competitors are not subject to the same extensive regulations that govern us. The banking business in Texas, particularly in the Austin, Dallas/Fort Worth, Lubbock and San Antonio metropolitan and surrounding areas, has become increasingly competitive over the past several years, and we expect the level of competition we face to further increase. Our profitability depends on our ability to compete effectively in these markets. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition. Additionally, the financial advisory and investment banking industries are intensely competitive industries and will likely remain competitive. Our financial advisory business competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, not subject to the broker dealer regulatory framework. In addition to competition from firms currently in the industry, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. First Southwest competes on the basis of a number of factors, including the quality of advice and service, innovation, reputation and price. Many of First Southwest’s competitors in the investment banking industry have a greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients’ needs, greater global reach and more established relationships with their customers than First Southwest. Additionally, some of First Southwest’s competitors have reorganized or plan to reorganize from investment banks into bank holding companies which may provide them with a competitive advantage. These larger and better capitalized competitors may be more capable of responding to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Increased pressure created by any current or future competitors, or by First Southwest’s competitors collectively, could materially and adversely affect our business and results of operations. Increased competition may result in reduced revenue and loss of market share. Further, as a strategic response to changes in the competitive environment, First Southwest may from time to time make certain pricing, service or marketing decisions that also could materially and adversely affect our business and results of operations.

Our financial advisory and mortgage origination businesses are subject to seasonal fluctuations, and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.

Our financial advisory and mortgage origination businesses are subject to seasonal fluctuations. Historically, our financial advisory segment earnings have been highest during our third fiscal quarter due to increased issuances related to the commencement of the school year and because the third calendar quarter is often the first quarter of the fiscal year for municipalities. Our mortgage origination segment has historically experienced its highest revenues during the second quarter of the calendar year through the origination of a greater number of purchase mortgage loans as more families tend to move, buy or sell homes during the spring and summer. As a result, our results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We are subject to claims and litigation that could have a material adverse effect on our business.

We face significant legal risks in the business segments in which we operate, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remains high. These risks often are difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. Substantial legal liability or significant regulatory action against us or any of our subsidiaries could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects. Further, regulatory inquiries and subpoenas, other requests for information, or testimony in connection with litigation may require incurrence of significant expenses, including fees for legal representation and fees associated with document production. These costs may be incurred even if we are not a target of the inquiry or a party to the litigation. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Specifically, we are involved in legal proceedings related to the sale of municipal derivatives. See “Legal Proceedings.”

We may be subject to environmental liabilities in connection with the foreclosure on real estate assets securing our loan portfolio.

Hazardous or toxic substances or other environmental hazards may be located on the properties that secure our loans. If we acquire such properties as a result of foreclosure or otherwise, we could become subject to various environmental liabilities. For example, we could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties. We could also be held liable to a governmental entity or third party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties. Although we have policies and procedures that are designed to mitigate against certain environmental risks, we may not detect all environmental hazards associated with these properties. If we ever became subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be harmed. See “Legal proceedings” for more information.

Our medium-sized business target market may have fewer financial resources to weather the current downturn in the economy.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of businesses with $5 million—$250 million in annual revenue. These medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions adversely impact these businesses within Texas, our results of operations and financial condition may be adversely affected.

We may not be able to address and adapt to technological change.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional operating efficiencies. Many of our competitors have substantially greater resources to invest in technological improvements. If we are not able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers and otherwise address and adapt to technological change, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Common Stock

No market currently exists for our common stock. We cannot assure you that an active trading market will develop for our common stock.

Although we propose to engage in an initial public offering of our Common Stock (the “IPO”) during the fourth quarter of 2009, pursuant to which our shares of Common Stock would be listed on the New York Stock Exchange (the “NYSE”), there has currently been no public market for shares of our common stock. We do not intend to list shares of our Original Common Stock on the NYSE in the IPO or prior to their conversion into shares of Common Stock, and we cannot predict the extent to which investor interest in us will lead to the development of a trading market on the NYSE or otherwise, or how liquid that market might become. The initial public offering price for the shares of our Common Stock would be determined by negotiations between us and the representatives of the underwriters, and may not be indicative of prices that would prevail in an open market following the IPO.

Shares of our common stock are subject to dilution through the earnout provisions that we agreed to in connection with our acquisition of First Southwest.

As of September 30, 2009, we had 33,813,813 shares of Original Common Stock issued and outstanding and outstanding options to purchase 969,552 shares of our Original Common Stock. 1,697,430 shares of our Original Common Stock are currently held in escrow, and 71,322 shares underlying outstanding and unexercised stock options could be held in escrow, if exercised prior to the applicable release date, by an escrow agent on behalf of the former stockholders of First Southwest and may be released to such former stockholders upon the satisfaction of the earnout provisions contained in the merger agreement between us and First Southwest Holdings, Inc., dated as of November 7, 2008, as amended, pursuant to which we acquired First Southwest Holdings, Inc. on December 31, 2008 (the “Merger Agreement”). If we issue additional shares of common stock in the future and such issuance is not made to all then-existing common shareholders proportionate to their interests (as in a stock dividend or stock split), then the issuance will result in dilution to each shareholder by reducing his, her or its percentage ownership of the total outstanding shares of our common stock.

The U.S. Treasury’s investment in us imposes restrictions and obligations upon us that could adversely affect the rights of our common shareholders.

On December 19, 2008, we sold 87,631 shares of our Series A Preferred Stock, liquidation preference $1,000 per share, for approximately $87.6 million and 4,382 shares of our Series B Preferred Stock, liquidation preference $1,000 per share, to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The shares of Series B Preferred Stock were issued to the U.S. Treasury for nominal consideration upon the exercise of a warrant issued in conjunction with the sale of the Series A Preferred Stock. The shares of Series A and Series B Preferred Stock issued to the U.S. Treasury are senior to shares of our Common Stock with respect to dividends and liquidation preference. Under the terms of the Series A Preferred Stock, we are obligated to pay a 5% per annum cumulative dividend on the stated value of the preferred stock until February 15, 2014 and thereafter at a rate of 9% per annum. As long as shares of the Series A and Series B Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our Common Stock or Original Common Stock) unless all accrued and unpaid dividends on the Series A and Series B Preferred Stock have been paid in full. Furthermore, prior to December 19, 2011, unless we have redeemed all of the Series A and Series B Preferred Stock, the consent of the U.S. Treasury will be required to, among other things, increase the amount of dividends paid on our Common Stock. After December 19, 2011 and thereafter until December 19, 2018, the consent of the U.S. Treasury (if it then holds any of our Series A and Series B Preferred Stock) will be required for any increase in the aggregate Common Stock dividends per share greater than 3% per annum. After December 19, 2018, we will be prohibited from paying dividends on or repurchasing any Common Stock until the preferred stock issued to the U.S. Treasury is redeemed in whole or the U.S. Treasury has transferred all of its Series A and Series B Preferred Stock to third parties. If dividends on the Series A and Series B Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the U.S. Treasury will then have the right to elect two directors to our board of directors until all unpaid cumulative dividends are paid in full. The terms of the Series B Preferred Stock are identical to those described above for the Series A Preferred Stock except that (i) the dividend rate is 9% per annum and (ii) the Series B Preferred Stock may not be redeemed unless all of the Series A Preferred Stock is redeemed.

There can be no assurance when the Series A and Series B Preferred Stock may be redeemed.

While we intend to use a portion of the net proceeds of our proposed IPO to redeem the Series A and Series B Preferred Stock, there can be no assurance when the Series A and Series B Preferred Stock can be redeemed because regulatory approval is required. Until the Series A and Series B Preferred Stock is redeemed, we will remain subject to the terms and conditions set forth in the Certificates of Designations of Series A and Series B Preferred Stock and the rules and regulations of the EESA, as amended by the ARRA, and the Interim Rule.

Our organizational documents, the provisions of Texas law to which we are subject and the U.S. Treasury’s TARP Capital Purchase Program may delay or prevent a change in control that you may favor.

Our certificate of formation and bylaws contain various provisions that may delay, discourage or prevent an attempted acquisition or change in control. These provisions include a classification of our board of directors, which prevents our directors from being removed during their terms other than for cause. Our certificate of formation also provides for noncumulative voting for directors. In addition, we have additional authorized Common Stock, Original Common Stock and preferred stock, and our board of directors may issue additional shares of our Common Stock, Original Common Stock and preferred stock without shareholder approval and upon such terms as our board of directors may determine. The issuance of additional shares of Common Stock, Original Common Stock and preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in us. In addition, certain provisions of Texas and federal law, including a provision that restricts certain business combinations between a Texas corporation and certain affiliated shareholders, and certain provisions of our certificate of formation, including a provision prohibiting our shareholders from taking action by written consent without unanimous consent and a provision prohibiting the holders of less than 35% of the voting power represented by all of our shares issued, outstanding and entitled to be voted at a proposed meeting from calling a special meeting of shareholders, may delay, discourage or prevent an attempted acquisition or change in control of us. Furthermore, any change in control of our company is subject to prior regulatory approval under the Bank Holding Company Act or the Change in Bank Control Act. Finally, the preferred stock that we issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program is generally non-voting. Therefore, any potential acquirer may not be able to accomplish a tax free reorganization if the U.S. Treasury insists on securing non-voting preferred stock in any such reorganization.

Our board of directors may issue shares of preferred stock that would adversely affect the rights of our shareholders.

Our authorized capital stock includes 50 million shares of preferred stock, and we have 87,631 shares of Series A Preferred Stock and 4,382 shares of Series B Preferred Stock issued and outstanding. Our board of directors, in its sole discretion, may designate and issue one or more additional series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our certificate of formation, our board of directors is empowered to determine: (i) the designation of, and the number of, shares constituting each series of preferred stock; (ii) the dividend rate for each series; (iii) the terms and conditions of any voting, conversion and exchange rights for each series; (iv) the amounts payable on each series upon redemption or our liquidation, dissolution or winding-up; (v) the provisions of any sinking fund for the redemption or purchase of shares of any series; and (vi) the preferences and the relative rights among the series of preferred stock. Preferred stock could be issued with voting and conversion rights that could adversely affect the voting power of the shares of our Common Stock. The issuance of preferred stock could also result in a series of securities outstanding that would have preferences over our common stock with respect to dividends and in liquidation.

An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC, SIPC or any other government agency. Accordingly, you should be capable of affording the loss of any investment in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At a special meeting of our shareholders on August 27, 2009 (the “Special Meeting”), the proposals listed below were submitted to a vote of our shareholders through the solicitation of proxies. The proposals are described in our proxy statement for the Special Meeting. Each of the proposals was approved by our shareholders, pursuant to the voting results set forth below.

Proposal 1 – The vote for the election for us to adopt, and become subject to, the Texas Business Organizations Code and to approve conforming and other related amendments to our Second Restated Articles of Incorporation, which have been amended and restated as our Third Amended and Restated Certificate of Formation (our “Charter”)

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

9,919,658	15	16,405	0

Proposal 2 – The vote for the approval of an amendment to our Charter to change the name of our company from “Plains Capital Corporation” to “PlainsCapital Corporation”

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining
9,917,740	2,240	16,098

Proposal 3 – The vote for the approval of an amendment to our Charter to rename the existing class of common stock the “Original Common Stock” and to create a new class of common stock called the “Common Stock”

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

9,908,048	15	28,016	0

Proposal 4 – The vote for the approval of an amendment to our Charter to grant certain rights to the holders of the Original Common Stock and to PlainsCapital Corporation to convert such shares into Common Stock

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

9,905,542	2,415	28,121	0

Proposal 5 – The vote for the approval of an amendment to our Charter to increase the number of authorized shares of common stock from 50 million shares to 200 million shares:

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

9,911,418	140	24,520	0

Proposal 6 – The vote for the approval of an amendment to our Charter to increase the number of authorized shares of preferred stock from 5 million shares to 50 million shares

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

9,627,892	283,666	24,520	0

Proposal 7 – The vote for the approval of an amendment to our Charter to change the par value of the common stock from $10.00 to $0.001 per share

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

9,757,651	32,544	145,883	0

Proposal 8 – The vote for the approval of an amendment to our Charter to effect a three-for-one stock split of the existing common stock

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

9,919,895	15	16,168	0

Proposal 9 – The vote for the approval of an amendment to our Charter to allow directors to be elected by a plurality of the votes cast by the holders of shares entitled to vote in the election of directors

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

9,891,115	8,153	36,811	0

Proposal 10 – The vote for the approval of an amendment to our Charter to provide that the number of directors may be set from time to time by resolution of our Board of Directors

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

9,785,320	113,907	36,851	0

Proposal 11 – The vote for the approval of an amendment to our Charter to provide for mandatory indemnification of directors and officers

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

9,749,877	131,129	55,072	0

Proposal 12 – The vote for the approval of an amendment to our Charter to classify the Board of Directors into three classes, each with a three-year term, with directors in one class elected each year

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

9,894,491	23,416	18,171	0

Proposal 13 – The vote for the approval of an amendment to our Charter to prohibit action by written consent of less than all of the shareholders entitled to vote with respect to the subject matter of the consent

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

9,768,036	121,947	46,096	0

Proposal 14 – The vote for the approval of an amendment to our Charter to provide that a special meeting of shareholders may be called only by certain officers or upon the written request of the holders of not less than 35% of the voting power represented by all the shares issued, outstanding and entitled to be voted at the proposed special meeting

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

9,863,555	28,162	44,362	0

Proposal 15 – The vote for the approval of an amendment to our Charter to set the number of votes required for shareholder consent to certain actions at a meeting of shareholders

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

9,767,873	130,802	37,404	0

Proposal 16 – The vote for the approval of the PlainsCapital Corporation 2009 Long-Term Incentive Plan

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

9,783,302	94,575	58,201	0

Proposal 17 – The vote for the approval of the proposal to adjourn or postpone the Meeting to a later date or time, if necessary or appropriate, to solicit additional proxies in the event there are insufficient votes at the time of such adjournment or postponement to adopt any or all of the proposals

The voting results were as follows:

Votes For	Votes Against	Votes Abstaining
9,917,390	518	18,171

Item 5.	Other Information

Recent Developments

As previously disclosed, we have entered into five loan agreements with, and made notes evidencing debts thereunder (as amended, the “Loan Documents”) payable to, JPMorgan Chase Bank, NA, a national banking association and the successor by merger to Bank One, NA (Illinois) (“JPM”), pursuant to which as of October 21, 2009, we have borrowed an aggregate principal balance of approximately $51.1 million and may borrow up to an additional $3.0 million (collectively, the “Loans”). On June 19, 2009, we entered into amendments to our loan agreements with, and amended and restated notes evidencing debts thereunder made payable to, JPM with respect to the Loans (collectively, the “Loan Amendments”). The Loan Amendments, among other things, extend the maturity date of each of the Loans as follows: (i) extend the term of our $20 million subordinate note from October 27, 2013 until October 27, 2015; (ii) extend the maturity date of our revolving line of credit, in an amount not to exceed $20 million, from August 1, 2009 until July 31, 2010; (iii) extend the maturity date of our $6 million term note from September 1, 2009 until July 31, 2010; (iv) extend the maturity date of our $500,000 term note from October 27, 2013 until October 27, 2015 and (v) extend the maturity date of our revolving line of credit, in an amount not to exceed $10,000,000, from October 31, 2009 until July 31, 2010.

Copies of the Loan Amendments are filed as Exhibits 10.32, 10.33, 10.41, 10.43, 10.45, 10.46, 10.48, 10.49, 10.51 and 10.52 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

In addition, in a letter from JPM addressed to PlainsCapital Corporation dated as of October 16, 2009 (the “Waiver Letter”), JPM agreed to waive certain provisions in the Loan Documents that may otherwise cause a default through the sale of our stock in, and the trading of our stock following, our proposed IPO. A copy of the Waiver Letter is filed as Exhibit 10.59 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

JPM is an affiliate of J.P. Morgan Securities Inc., an entity that we contemplate will be the sole book-running manager in our IPO proposed to be completed in the fourth quarter of 2009.

Material Changes to the Procedures by which Security Holders may Recommend Nominees to Our Board of Directors

On July 16, 2009, our Board of Directors approved an amendment (the “Amendment”) to Article II, Section 10(d) of our Amended and Restated Bylaws (our “Bylaws”), which changes were effective immediately upon approval. Article II, Section 10(d) of our Bylaws requires shareholders to provide timely written advance notice to us prior to making a director nomination. The Amendment increases the amount of time by which shareholders seeking to nominate persons for election as directors at a shareholders’ meeting must provide advance notice to us regarding the nomination, as summarized below. The Amendment did not change anything other than the number of calendar days set forth in the advance notice requirements summarized below.

Prior to the Amendment, to be timely in connection with an annual meeting, the Bylaws required that the notice be received between 90 and 120 calendar days prior to the date on which the immediately preceding year’s annual meeting of shareholders was held. The Amendment increases the 90- to 120-calendar day period to between 130 and 170 calendar days. In addition, prior to the Amendment, the Bylaws provided an exception to the advance notice period described above in the event that the date of the annual meeting was advanced by more than 30 calendar days prior to, or delayed by more than 60 calendar days after, the date on which the immediately preceding year’s annual meeting of shareholders was held. In such event, to be timely, the Bylaws required that the notice be received by us by the later of: (i) 70 calendar days prior to the date of the annual meeting and (ii) the 7th calendar day following the earlier of the date on which notice of the annual meeting was first mailed by us or on our behalf or the day on which public announcement was first made of the date of the annual meeting. The Amendment increases the 70-calendar day period in (i) above to 120 calendar days.

Prior to the Amendment, to be timely in connection with a special meeting, the Bylaws required that the notice be received by us between 40 and 60 calendar days prior to the date of such meeting. The Amendment increases the 40- to 60-calendar day period to between 80 and 100 calendar days. In addition, prior to the Amendment, the Bylaws provided an exception to the advance notice period above in the event that less than 50 calendar days notice or prior public announcement of the date of the special meeting was given or made to the shareholders. In such event, to be timely, the Bylaws required that the notice be received by us by the 7th calendar day following the earlier of the date on which notice of the date of the special meeting was first mailed by us or the day on which public announcement was first made of the date of the special meeting. The Amendment changes from 50 calendar days to 90 calendar days the number of days notice or prior public announcement of the special meeting that will trigger the exception described above.

Item 6.	Exhibits

See “Exhibit Index” for a description of our exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

PLAINSCAPITAL CORPORATION

Date: October 21, 2009	By:	/s/ Allen Custard
	Name:	Allen Custard
	Title:	Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: October 21, 2009	By:	/s/ Jeff Isom
	Name:	Jeff Isom
	Title:	Executive Vice President of Finance and Accounting
(Principal accounting officer)

EXHIBIT INDEX

EXHIBIT NO.
3.1*	–	Third Amended and Restated Certificate of Formation of PlainsCapital Corporation.

3.2	–	Amended and Restated Bylaws of PlainsCapital Corporation (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on August 31, 2009, File No. 000-53629, and incorporated herein by reference).

4.1	–	Letter Agreement and Securities Purchase Agreement – Standard Terms incorporated therein, dated as of December 19, 2008, between Plains Capital Corporation and the United States Department of the Treasury (previously filed as Exhibit 4.1 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.2	–	Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, Plains Capital Corporation, and Alan B. White, George McCleskey, and Jeff Isom as Administrators (previously filed as Exhibit 4.2 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.3	–	First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, between Plains Capital Corporation and U.S. Bank National Association (previously filed as Exhibit 4.3 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.4	–	Indenture, dated as of July 31, 2001, between Plains Capital Corporation and State Street Bank and Trust Company of Connecticut, National Association (previously filed as Exhibit 4.4 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.5	–	First Supplemental Indenture, dated as of August 7, 2006, between Plains Capital Corporation and U.S. Bank National Association (previously filed as Exhibit 4.5 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.6	–	Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of Plains Capital Corporation, dated as of August 7, 2006, by Plains Capital Corporation in favor of U.S. Bank National Association (previously filed as Exhibit 4.6 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.7	–	Guarantee Agreement, dated as of July 31, 2001, between Plains Capital Corporation and State Street Bank and Trust Company of Connecticut, National Association, as trustee (previously filed as Exhibit 4.7 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.8	–	First Amendment to Guarantee Agreement, dated as of August 7, 2006, between Plains Capital Corporation and U.S. Bank National Association (previously filed as Exhibit 4.8 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.9	–	Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, Plains Capital Corporation, and Alan B. White, George McCleskey, and Jeff Isom as Administrators (previously filed as Exhibit 4.9 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.10	–	Indenture, dated as of March 26, 2003, between Plains Capital Corporation and U.S. Bank National Association (previously filed as Exhibit 4.10 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.11	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of Plains Capital Corporation, dated as of March 26, 2003, by Plains Capital Corporation in favor of U.S. Bank National Association (previously filed as Exhibit 4.11 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.12	–	Guarantee Agreement, dated as of March 26, 2003, between Plains Capital Corporation and U.S. Bank National Association, as trustee (previously filed as Exhibit 4.12 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.13	–	Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, Plains Capital Corporation, and Alan B. White, George McCleskey, and Jeff Isom as Administrators (previously filed as Exhibit 4.13 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.14	–	Indenture, dated as of September 17, 2003, between Plains Capital Corporation and U.S. Bank National Association (previously filed as Exhibit 4.14 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.15	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of Plains Capital Corporation, dated as of September 17, 2003, by Plains Capital Corporation in favor of U.S. Bank National Association (previously filed as Exhibit 4.15 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.16	–	Guarantee Agreement, dated as of September 17, 2003, between Plains Capital Corporation and U.S. Bank National Association, as trustee (previously filed as Exhibit 4.16 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.17	–	Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among Plains Capital Corporation, Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, and Alan B. White, DeWayne Pierce, and Jeff Isom as Administrative Trustees (previously filed as Exhibit 4.17 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.18	–	Junior Subordinated Indenture, dated as of February 22, 2008, between Plains Capital Corporation and Wells Fargo Bank, N.A. (previously filed as Exhibit 4.18 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.19	–	Plains Capital Corporation Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by Plains Capital Corporation in favor of Wells Fargo Bank, N.A., as trustee of the PCC Statutory Trust IV (previously filed as Exhibit 4.19 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.20	–	Guarantee Agreement, dated as of February 22, 2008, between Plains Capital Corporation and Wells Fargo Bank, N.A. (previously filed as Exhibit 4.20 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

4.21	–	Registration Rights Agreement, dated as of December 31, 2008, between Plains Capital Corporation and Hill A. Feinberg, as Stockholders’ Representative (previously filed as Exhibit 4.21 to Amendment No. 1 to the Registration Statement on Form 10 filed on June 26, 2009, File No. 000-53629, and incorporated herein by reference).

10.1	–	Agreement and Plan of Merger, dated as of November 7, 2008, by and among Plains Capital Corporation, Plains Capital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg as Stockholders’ Representative (previously filed as Exhibit 10.1 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.2	–	First Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among Plains Capital Corporation, Plains Capital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg as Stockholders’ Representative (previously filed as Exhibit 10.2 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.3	–	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among Plains Capital Corporation, Plains Capital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg as Stockholders’ Representative (previously filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.4	–	Amended and Restated Employment Agreement, dated as of January 1, 2009, between Plains Capital Corporation and Alan White (previously filed as Exhibit 10.4 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.5	–	First Amendment to Amended and Restated Employment Agreement, dated as of March 2, 2009, between Plains Capital Corporation and Alan White (previously filed as Exhibit 10.5 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.6	–	Employment Agreement, effective as of December 31, 2008, by and among First Southwest Holdings, LLC, Plains Capital Corporation and Hill A. Feinberg (previously filed as Exhibit 10.6 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.7	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, Plains Capital Corporation and Hill A. Feinberg (previously filed as Exhibit 10.7 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.8	–	Employment Agreement, dated as of January 1, 2009, between Plains Capital Corporation and Jerry L. Schaffner (previously filed as Exhibit 10.8 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.9	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between Plains Capital Corporation and Jerry L. Schaffner (previously filed as Exhibit 10.9 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.10	–	Employment Agreement, dated as of January 1, 2009, between Plains Capital Corporation and Jeff Isom (previously filed as Exhibit 10.10 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.11	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between Plains Capital Corporation and Jeff Isom (previously filed as Exhibit 10.11 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.12	–	Plains Capital Corporation Incentive Stock Option Plan, dated October 16, 1996 (the “1996 Incentive Stock Option Plan”) (previously filed as Exhibit 10.12 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.13	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 1998 (the “1998 Incentive Stock Option Plan”) (previously filed as Exhibit 10.13 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.14	–	Plains Capital Corporation Incentive Stock Option Plan, dated April 18, 2001 (the “2001 Incentive Stock Option Plan”) (previously filed as Exhibit 10.14 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.15	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 2003 (the “2003 Incentive Stock Option Plan”) (previously filed as Exhibit 10.15 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.16	–	Plains Capital Corporation 2005 Incentive Stock Option Plan, dated April 20, 2005 (previously filed as Exhibit 10.16 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.17	–	Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008 (previously filed as Exhibit 10.17 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.18	–	PNB Financial Bank Supplemental Executive Pension Plan, effective as of January 1, 2008 (previously filed as Exhibit 10.18 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.19	–	First Amendment to Plains Capital Bank Supplemental Executive Pension Plan, effective as of March 19, 2009 (previously filed as Exhibit 10.19 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.20	–	Employee Stock Ownership Plan, effective January 1, 2004 and as amended and restated as of January 1, 2006 (previously filed as Exhibit 10.20 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.21	–	First Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, effective as of January 1, 2007 (previously filed as Exhibit 10.21 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.22	–	Second Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, dated as of December 1, 2008 (previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.23	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Isom, Schaffner and White on December 17, 2008 (previously filed as Exhibit 10.23 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.24	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Custard and Feinberg, effective as of December 31, 2008 (previously filed as Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form 10 filed on July 10, 2009, File No. 000-53629, and incorporated herein by reference).

10.25	–	Form of Stock Option Agreement under the 1996 Incentive Stock Option Plan (previously filed as Exhibit 10.25 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.26	–	Form of Stock Option Agreement under the 1998 Incentive Stock Option Plan (previously filed as Exhibit 10.26 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.27	–	Form of Stock Option Agreement under the 2001 Incentive Stock Option Plan (previously filed as Exhibit 10.27 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.28	–	Form of Stock Option Agreement under the 2003 Incentive Stock Option Plan (previously filed as Exhibit 10.28 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.29	–	Form of Stock Option Agreement under the Plains Capital Corporation 2005 Incentive Stock Option Plan (previously filed as Exhibit 10.29 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.30	–	Form of Stock Option Agreement under the Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan (previously filed as Exhibit 10.30 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.31	–	Amended and Restated Subordinate Credit Agreement, dated as of December 19, 2007, between JP Morgan Chase Bank, N.A. and Plains Capital Corporation (previously filed as Exhibit 10.31 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.32*	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and Plains Capital Corporation.

10.33*	–	Third Amended and Restated Subordinate Promissory Note, dated as of June 19, 2009, by Plains Capital Corporation in favor of JPMorgan Chase Bank, NA.

10.34	–	Amended and Restated Loan Agreement, dated as of October 1, 2001, between Plains Capital Corporation and Bank One, NA (previously filed as Exhibit 10.33 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.35	–	First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2002, between Plains Capital Corporation and Bank One, NA (previously filed as Exhibit 10.34 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.36	–	Second Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2003, between Plains Capital Corporation and Bank One, NA (previously filed as Exhibit 10.35 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.37	–	Third Amendment to Amended and Restated Loan Agreement, dated as of June 1, 2004, between Plains Capital Corporation and Bank One, NA (previously filed as Exhibit 10.36 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.38	–	Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 21, 2005, between Plains Capital Corporation and JPMorgan Chase Bank, NA (previously filed as Exhibit 10.37 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.39	–	Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 16, 2006, between Plains Capital Corporation and JPMorgan Chase Bank, NA (previously filed as Exhibit 10.38 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.40	–	Sixth Amendment to Amended and Restated Loan Agreement, dated as of December 19, 2007, between Plains Capital Corporation and JPMorgan Chase Bank, NA (previously filed as Exhibit 10.39 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.41*	–	Seventh Amendment to Amended and Restated Loan Agreement, dated as of June 19, 2009, between Plains Capital Corporation and JPMorgan Chase Bank, NA.

10.42	–	Commercial Pledge and Security Agreement, dated as of November 1, 2000, by Plains Capital Corporation for the benefit of Bank One, Texas N.A. (previously filed as Exhibit 10.40 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.43*	–	Fourth Amended and Restated Promissory Note, dated as of June 19, 2009, by Plains Capital Corporation in favor of JPMorgan Chase Bank, NA.

10.44	–	Loan Agreement, dated as of September 22, 2004, between Bank One, NA and Plains Capital Corporation (previously filed as Exhibit 10.42 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.45*	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and Plains Capital Corporation.

10.46*	–	Amended and Restated Promissory Note, dated as of June 19, 2009, by Plains Capital Corporation in favor of JPMorgan Chase Bank, NA.

10.47	–	Loan Agreement, dated as of October 27, 2004, between Plains Capital Corporation and Bank One, NA (previously filed as Exhibit 10.44 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.48*	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between Plains Capital Corporation and JPMorgan Chase Bank, NA.

10.49*	–	Third Amended and Restated Promissory Note, dated as of June 19, 2009, by Plains Capital Corporation in favor of JPMorgan Chase Bank, NA.

10.50	–	Credit Agreement, dated as of October 13, 2006, between Plains Capital Corporation and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.47 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.51*	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between Plains Capital Corporation and JPMorgan Chase Bank, NA.

10.52*	–	Second Amended and Restated Promissory Note, dated as of June 19, 2009, by Plains Capital Corporation in favor of JPMorgan Chase Bank, NA.

10.53	–	Office Lease, dated as of February 7, 2007, between Plains Capital Corporation and Block L Land, L.P. (previously filed as Exhibit 10.49 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.54	–	First Amendment to Office Lease, dated as of April 3, 2007, between Plains Capital Corporation and Block L Land, L.P. (previously filed as Exhibit 10.50 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.55	–	Second Amendment to Office Lease, dated as of November 14, 2008, between Plains Capital Corporation and H/H Victory Holdings, L.P. (previously filed as Exhibit 10.51 to the Registration Statement on Form 10 filed on April 17, 2009, File No. 000-53629, and incorporated herein by reference).

10.56	–	Employment Agreement, dated as of December 18, 2008, by and among Plains Capital Corporation, First Southwest Holdings, LLC and W. Allen Custard III (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 8, 2009, File No. 000-53629, and incorporated herein by reference).

10.57	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among Plains Capital Corporation, First Southwest Holdings, LLC and W. Allen Custard III (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 8, 2009, File No. 000-53629, and incorporated herein by reference).

10.58	–	PlainsCapital Corporation 2009 Long-Term Incentive Plan, dated (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2009, File No. 000-53629, and incorporated herein by reference).

10.59*	–	Waiver Letter, dated as of October 16, 2009, from JPMorgan Chase Bank, NA to PlainsCapital Corporation.

31.1*	–	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	–	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.