Form 10-K
period 2009-12-31
PLAINSCAPITAL CORP
filed 2010-03-26
CIK 822083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-53629

PLAINSCAPITAL CORPORATION

(Exact name of registrant specified in its charter)

Texas	75-2182440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2323 Victory Avenue, Suite 1400 Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 252-4000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Original Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009: Not applicable. There is currently no established public trading market for the registrant’s Common Stock, par value $0.001 per share, or Original Common Stock, par value $0.001 per share.

As of March 18, 2010, there were 33,935,737 shares of the registrant’s Original Common Stock, $0.001 par value, and no shares of the registrant’s Common Stock, $0.001 par value, outstanding, including 2,457,469 shares that participate in dividends but are not defined as outstanding under generally accepted accounting principles.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2010 Annual Meeting of Shareholders to be held on May 12, 2010, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”) that are not statements of historical fact such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We make forward-looking statements regarding topics including, without limitation, our projected sources of funds, anticipated changes in our revenues or earnings, expected effects of accounting pronouncements, expectations regarding financial or other market conditions, government regulation applicable to our operations, litigation, the availability of acquisition and growth opportunities, the adequacy of our allowance for loan losses and provision for loan losses and our ability to capitalize on synergistic opportunities as a result of our acquisition of First Southwest Holdings, Inc.

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

(9)

our participation in governmental programs implemented under the Emergency Economic Stabilization Act of 2008, as amended (the “EESA”), and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), including, without limitation, the Troubled Asset Relief Program (“TARP”), the Capital Purchase Program, the Temporary Liquidity Guarantee Program (“TLGP”), including the Transaction Account Guarantee Program (the “TAGP”) and the impact of such programs and related regulations on us and on international, national and local economic and financial markets and conditions; and

(10)	future legislative or administrative changes to the TARP Capital Purchase Program enacted under the EESA.

For a more detailed discussion of these and other factors that may affect our business, see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Annual Report except to the extent required by federal securities laws.

Item 1.	Business.

As used in this Annual Report, unless the context otherwise indicates, the references to “we,” “us,” “our,” “our company,” or “PlainsCapital” refer to PlainsCapital Corporation, a Texas corporation, and its consolidated subsidiaries as a whole, references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital Corporation), references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company (a wholly owned subsidiary of First Southwest) and references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole. In addition, unless the context otherwise requires, references to “shareholders” are to the holders of our voting securities, which consist of our Common Stock, par value $0.001 per share, and our Original Common Stock, par value $0.001 per share, and references to our “common stock” are to our Common Stock and our Original Common Stock, collectively.

Overview

We are a Texas-based and Dallas-headquartered financial holding company registered under the Bank Holding Company Act of 1956 (as amended, the “Bank Holding Company Act”), as amended by Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”). Although not true of 2009, historically, the majority of our net income has been derived from our wholly owned bank subsidiary, PlainsCapital Bank. The Bank provides business and consumer banking services from offices located throughout central, north and west Texas. In addition to the Bank, we have other subsidiaries with specialized areas of expertise that allow us to provide an array of financial products and services such as mortgage origination and financial advisory services. As of December 31, 2009, on a consolidated basis, we had total assets of approximately $4.6 billion, total deposits of approximately $3.3 billion, total loans, including loans held for sale, of approximately $3.5 billion and shareholders’ equity of approximately $422.5 million.

History and Expansion

Shortly after incorporating as a Texas corporation in 1987, we purchased Plains National Bank (“Plains National”) in Lubbock, Texas in 1988. At the time, Plains National had approximately $198.8 million in assets and was the fifth largest bank in the Lubbock market. Over the next 21 years, Plains National’s market share and service offering grew, and it became the largest bank in the Lubbock market with approximately $1.01 billion in deposits and 19.2% of Lubbock’s deposit market share as of June 30, 2009.

In 1998, we expanded our product offerings beyond traditional banking services by acquiring McAfee Mortgage Company, a Lubbock-based mortgage company. In 1999, we acquired PrimeLending, a Dallas-based mortgage company with five locations in the Dallas-Fort Worth Metroplex.

In 2003, we acquired a majority interest in Hester Capital Management, LLC (“Hester Capital”), a registered investment advisor under the Investment Advisers Act of 1940 specializing in investment portfolio management services for private clients including families, trusts and estates. On December 31, 2008, we acquired First Southwest Holdings, Inc., a diversified private investment banking corporation. Upon completion of this acquisition, First Southwest Holdings, Inc. was merged into First Southwest Holdings, LLC, and it became a wholly owned subsidiary of the Bank. See the section entitled “Business Segments—Financial Advisory” of this Item 1, below.

As of December 31, 2009, we had approximately $3.3 billion in deposits. The following table summarizes our deposit portfolio as of December 31, 2009 (dollar amounts in thousands).

	December 31, 2009
	West Texas(1)	DFW	Central/South(2)	Other(3)	Total
Demand deposits	$111,062	$47,391	$48,239	$63,015	$269,707
NOW accounts	38,560	15,720	2,312	105	56,697
Money market deposit accounts	468,315	559,971	160,210	450,267	1,638,763
Other savings deposits	32,697	28,957	74,275	33	135,962
Time deposits under $100,000	142,921	66,073	9,343	98	218,435
Time deposit of $100,000 or more	261,929	350,860	72,129	21	684,939
Brokered deposits	—	—	—	106,790	106,790
Foreign branch deposits	—	—	—	166,746	166,746

Total deposits	$1,055,484	$1,068,972	$366,508	$787,075	$3,278,039

Percentage of total deposits	32.2%	32.6%	11.2%	24.0%	100.0%

(1)	“West Texas” consists of deposits originated in Lubbock, Texas
(2)	“Central/South” primarily consists of deposits originated in Austin, Texas and San Antonio, Texas
(3)	“Other” consists of deposits that are not managed on a regional basis.

As of December 31, 2009, we had a total of 37 U.S. bank locations. Additionally, we maintain a location of our Bank in the Cayman Islands, which we opened in 2006. All deposits in the Cayman location come from U.S. based customers of the Bank. Deposits do not originate from foreign sources, and funds transfers neither come from nor go to facilities outside of the U.S. All deposits are in U.S. dollars. As of December 31, 2009, our Cayman Islands deposits totaled approximately $166.7 million.

The following table summarizes our loans held for investment as of December 31, 2009 (dollar amounts in thousands).

	December 31, 2009
	West Texas(1)	DFW	Central/South(2)	Other(3)	Total
Commercial and industrial	$267,826	$738,805	$259,953	$—	$1,266,584
Lease financing	—	—	—	78,088	78,088
Construction and land development	38,593	242,269	122,014	—	402,876
Real estate	238,248	573,302	315,807	—	1,127,357
Securities (including margin loans)	1,104	404	173	150,464	152,145
Consumer	17,573	29,406	2,280	—	49,259

Loans, excluding unearned income	$563,344	$1,584,186	$700,227	$228,552	$3,076,309

Percentage of loans, excluding unearned income	18.3%	51.5%	22.8%	7.4%	100.0%

(1)	“West Texas” consists of loans originated from Lubbock, Texas
(2)	“Central/South” primarily consists of loans originated from Austin, Texas and San Antonio, Texas
(3)	“Other” consists of margin loans held by First Southwest and lease financing.

Business Segments

We operate in three business segments: banking, mortgage origination and financial advisory. For more financial information about each of these business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below. See also Note 26 in the notes to our consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 included under Item 8, “Financial Statements and Supplementary Data.”

During the third quarter of 2009, we changed our reporting of segment results. We describe this change in Note 26 to our consolidated financial statements for the years ended December 31, 2009, 2008 and 2007.

Banking

Our banking segment primarily operates through the Bank and PlainsCapital Leasing, LLC. As of December 31, 2009, our banking segment had approximately $4.4 billion in assets and total deposits of approximately $3.3 billion. The primary source of our deposits is residents located in the Texas markets we serve.

Business Banking. Our business banking customers primarily consist of agribusiness, energy, health care, institutions of higher education, real estate (including construction and land development) and wholesale/retail trade companies. We provide these customers with extensive banking services such as Internet banking, business check cards and other add-on services as determined on a customer-by-customer basis. Our treasury management services, which are designed to reduce the time, burden and expense of collecting, transferring, disbursing and reporting cash, are also available to our business customers. We offer these business customers lines of credit, equipment loans and leases, letters of credit, agricultural loans, commercial real estate loans and other loan products.

The table below sets forth a distribution of our business loans by type as of December 31, 2009 (dollar amounts in thousands).

	December 31, 2009
	Amount	% of Total Loans
Loans:
Commercial and industrial	$1,266,584	41.2%
Real estate	1,127,357	36.6%
Construction and land development	402,876	13.1%
Lease financing	78,088	2.5%

Total business loans	2,874,905	93.5%
All other loans	201,404	6.5%

Total loans, excluding unearned income	$3,076,309	100.0%

Commercial and industrial loans are primarily made within our market areas in Texas and are underwritten on the basis of the borrower’s ability to service the debt from income. In general, commercial and industrial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial and industrial loans results primarily from the type of collateral securing these loans, typically commercial real estate, accounts receivable, equipment and inventory. Additionally, increased risk arises from the expectation that commercial and industrial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of the additional risk and complexity associated with commercial and industrial loans, such loans require more thorough underwriting and servicing than loans to individuals. To manage these risks, our policy is to attempt to secure commercial and industrial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, depending on the size of the credit, we actively monitor certain fiscal measures of the borrower, including cash flow, collateral value and other appropriate credit factors. We also have processes in place to analyze and evaluate on a regular basis our exposure to industries, products, market changes and economic trends.

The Bank also offers term financing on commercial real estate properties that include retail, office, multi-family, industrial, warehouse and non-owner occupied single family residences. Commercial mortgage lending can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s on-going business operations or on income generated from the properties that are leased to third parties. As a general practice, the Bank requires its commercial mortgage loans to be secured with first lien positions on the underlying property, to generate adequate equity margins, to be serviced by businesses operated by an established management team, and to be guaranteed by the principals of the borrower. The Bank seeks lending opportunities where cash flow from the collateral provides adequate debt service coverage and/or the guarantor’s net worth is comprised of assets other than the project being financed.

The Bank offers construction financing for (i) commercial, retail, office, industrial, warehouse and multi-family developments, (ii) residential developments and (iii) single family residential properties. Loans to finance these transactions are generally secured by first liens on the underlying real property. We generally require that the subject property of a construction loan for commercial real estate be pre-leased. The Bank conducts periodic completion inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Construction loans involve additional risks because loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Bank is forced to foreclose on a project prior to completion, it may not be able to recover the entire unpaid portion of the loan. Additionally, it may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

In addition to the real estate lending activities described above, a portion of the Bank’s real estate portfolio consists of the origination of single family residential mortgage loans typically collateralized by owner occupied properties located in its market areas. These residential mortgage loans are generally secured by a first lien on the underlying property and have maturities of five years or less. Longer term mortgage financing is provided for certain customers within the Bank’s private banking group. As of December 31, 2009, the Bank had approximately $222.6 million in one-to-four family residential loans, which represented approximately 7.23% of its total loans held for investment.

PlainsCapital Leasing, LLC, a wholly owned subsidiary of the Bank, provides commercial customers with an alternative to purchasing expensive capital equipment by allowing them to lease capital equipment from us. We have historically leased equipment to customers in the transportation, medical, machine tools, electronics, entertainment and audio/visual industries.

Personal Banking. We offer a broad range of personal banking products and services for individuals. Similar to our business banking operations, we also provide our personal banking customers with a variety of add-on features such as check cards, safe deposit boxes, Internet banking, bill pay, overdraft privilege services, gift cards and access to automated teller machine (“ATM”) facilities throughout the U.S. We offer a variety of deposit accounts to our personal banking customers including savings, checking, interest-bearing checking, money market and certificates of deposit.

We loan to individuals for personal, family and household purposes, including lines of credit, home improvement loans, home equity loans, credit cards and loans for purchasing and carrying securities. At December 31, 2009, we had approximately $201.4 million of loans for these purposes, which are shown in the table above as “All other loans.”

Wealth and Investment Management. Our private banking team personally assists high net worth individuals and their families with their banking needs, including depository, credit, asset management, and trust and estate services. We offer trust and asset management services in order to assist these customers in managing, and ultimately transferring, their wealth. Our wealth management services provide personal trust, investment management and employee benefit plan administration services, including estate planning, management and administration, investment portfolio management, employee benefit accounts and individual retirement accounts.

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending. Founded in 1986, PrimeLending is a residential mortgage originator licensed to originate and close loans in 49 states and the District of Columbia. At December 31, 2009, it operated from 168 locations in 32 states, originating approximately half of its mortgages from its Texas locations. In addition to the Dallas market, PrimeLending also serves other Texas markets, including Austin, Forth Worth, Houston and San Antonio. The mortgage lending business is subject to seasonality, and the overall demand for mortgage loans is driven largely by the applicable interest rates at any given time.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through a warehouse line of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market and does not service these loans. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. Loans sold are subject to certain indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions. In addition, if a customer defaults on a mortgage payment shortly after the loan is originated, the purchaser of the loan may have a put right, whereby they can require us to repurchase the loan at the full amount paid by the purchaser.

Our mortgage lending underwriting strategy seeks to follow conservative loan policies and underwriting practices, including:

•	granting loans on a sound and collectible basis;

•	obtaining a balance between maximum yield and minimum risk;

•	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; and

•	ensuring that each loan is properly documented and, if appropriate, adequately insured.

In addition to its branch office network, PrimeLending recently formed PrimeLending Ventures, LLC, which was formed with the objective of establishing various “affiliated business arrangements” to originate residential mortgages for customers of referring business partners and for other customers not associated with business partners. PrimeLending Ventures, LLC became operational during the first quarter of 2009, but had limited loan origination activity in 2009.

Since its inception, PrimeLending has grown from originating approximately $80 million in mortgage loans annually with a staff of 20 individuals to originating approximately $5.7 billion in loans in 2009 with approximately 1,600 employees. PrimeLending offers a variety of loan products catering to the specific needs of borrowers, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, Federal Housing Administration (FHA) and Veteran Affairs (VA) loans, permanent construction financing, relocation programs and refinancing options. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which we define to be loans to borrowers having a Fair Isaac Corporation (FICO) score lower than 620 or that do not comply with applicable agency or investor-specific underwriting guidelines).

Financial Advisory

Our financial advisory segment operates through First Southwest and Hester Capital. Through these subsidiaries, we serve families, trusts, endowments, foundations and other non-profit entities, retirement plans, public funds, local governments, public agencies, financial institutions and high net worth investors. We provide these customers with a diverse group of services such as investment advisory, investment banking, underwriting, asset management, arbitrage rebate, continuing disclosure and benefit plan services. Prior to December 31, 2008, our financial advisory services were offered primarily through Hester Capital, which accounted for approximately 2% of our net revenues (net interest income plus noninterest income) on a consolidated basis for the year ended December 31, 2008.

Pursuant to the merger agreement between us and First Southwest Holdings, Inc., dated as of December 31, 2008, as amended (the “Merger Agreement”), we acquired First Southwest Holdings, Inc. Upon completion of the merger on December 31, 2008, we issued to former stockholders of First Southwest 5,092,677 shares of our Original Common Stock and substitute stock options to purchase 285,366 shares of our Original Common Stock and placed additional shares of our Original Common Stock into escrow to satisfy earnout provisions contained in the Merger Agreement, as described below. Additionally, pursuant to our acquisition of First Southwest Holdings, Inc., we agreed that in the event we determine to sell the properties or business of First Southwest or its subsidiaries prior to December 31, 2010 to someone other than one of our affiliates, and such sale does not constitute a change of control (as defined in the Merger Agreement), we will provide notice and allow the former First Southwest stockholders the opportunity to purchase such properties or business in accordance with the terms set forth in the Merger Agreement.

Pursuant to the earnout provisions in the Merger Agreement, we placed 1,697,430 shares of our Original Common Stock into escrow. In addition, one quarter of the shares of our Original Common Stock issuable pursuant to the substitute stock options issued to the former stockholders of First Southwest Holdings, Inc. are subject to the earnout provisions of the Merger Agreement and would be held in escrow if exercised prior to January 31, 2013. As of March 18, 2010, 23,310 shares underlying such substitute stock options have been delivered into escrow pursuant to the exercise of such substitute stock options, for a total of 1,720,740 shares of our Original Common Stock held in escrow, and up to an additional 48,021 shares of our Original Common Stock underlying additional substitute stock options could be held in escrow if the related substitute stock options were exercised prior to January 31, 2013.

The percentage of shares to be released from escrow and distributed to former First Southwest stockholders will be determined based upon the valuation of certain auction rate bonds held by First Southwest prior to the merger (or to be repurchased from investors following the closing of the merger) as of the last day of December 2012 or, if applicable, the aggregate sales price of such auction rate bonds prior to such date. The release of the escrowed shares will be further adjusted for certain specified losses, if any, during the earnout period and any excess dividend payments. If the value or aggregate sales price, as applicable, of the auction rate bonds is less than 80% of the face value of the auction rate bonds, no shares of our Original Common Stock will be distributed from escrow to former First Southwest stockholders. If the value or aggregate sales price of the auction rate bonds falls between 80% and 90% of face value, former First Southwest stockholders will receive an increasing portion of our shares held in escrow. If the value or aggregate sales price of the auction rate bonds equals or exceeds 90% of face value, former First Southwest stockholders will receive all of our shares held in escrow subject to certain specified losses, if any. Any shares issued out of the escrow will be accounted for as additional acquisition cost. The auction rate bonds held by First Southwest Holdings, Inc. prior to the merger were purchased by the Bank on December 31, 2008, at the closing of the acquisition.

First Southwest. First Southwest is a diversified investment banking firm and a registered broker-dealer with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”). Although it is a diversified investment banking firm, First Southwest’s primary focus is on providing public finance services.

The operating subsidiary of First Southwest was founded in 1946 in Dallas, Texas and, as of December 31, 2009, employed approximately 370 people and maintained 21 locations nationwide, 10 of which are in Texas. As of December 31, 2009, First Southwest maintained $69.7 million in equity capital and had more than 1,600 public sector clients. As of December 31, 2009, it had consolidated assets of approximately $331.4 million.

First Southwest has five primary lines of business: (i) public finance, (ii) capital markets, (iii) correspondent clearing services, (iv) asset management and (v) corporate finance.

Public Finance. First Southwest’s public finance group represents its largest department. This group advises cities, counties, school districts, utility districts, tax increment zones, special districts, state agencies and other governmental entities nationwide. In addition, the group provides specialized advisory and investment banking services for airports, convention centers, healthcare institutions, institutions of higher education, housing, industrial development agencies, toll road authorities, and public power and utility providers.

Capital Markets. Through its capital markets group, First Southwest trades and underwrites tax-exempt and taxable fixed income securities and trades equities on an agency basis on behalf of its retail and institutional clients. In addition, First Southwest provides asset and liability management advisory services to community banks.

Correspondent Clearing Services. The correspondent clearing services group offers omnibus and fully disclosed clearing services to FINRA member firms for trade executing, clearing and back office services. Services are provided to approximately 60 correspondent firms.

Asset Management. First Southwest Asset Management is an investment advisor registered under the Investment Advisors Act of 1940 providing state and local governments with advice and assistance with respect to arbitrage rebate compliance, portfolio management and local government investment pool administration. In the area of arbitrage rebate, First Southwest Asset Management advises municipalities with respect to the emerging regulations relating to arbitrage rebates. Further, First Southwest Asset Management assists governmental entities with the complexities of investing public funds in the fixed income markets. As an investment adviser registered with the SEC, First Southwest Asset Management promotes cash management-based investment strategies that seek to adhere to the standards imposed by the fiduciary responsibilities of investment officers of public funds. As of December 31, 2009, First Southwest Asset Management served as administrator for local government investment pools totaling approximately $8.0 billion, investment manager of approximately $6.5 billion in short-term fixed income portfolios of municipal governments and investment advisor for approximately $4.2 billion invested by municipal governments.

Corporate Finance. First Southwest’s corporate finance group provides focused and tailored investment banking services to institutions and corporations. These services include capital raising, advisory services and corporate restructuring.

Hester Capital. We acquired a majority interest in Hester Capital in 2003. Hester Capital primarily serves clients in Austin, Dallas and Fort Worth and is an investment advisor registered under the Investment Advisors Act of 1940. It specializes in investment portfolio management services for private clients, including families, trusts and estates; endowments, foundations and other non-profit entities; retirement plans; businesses; and public funds. Hester Capital manages equity, fixed income and balanced portfolios using defined investment objectives and guidelines established with each client. The investment management services offered by Hester Capital involve managing and overseeing investment portfolios containing liquid assets of at least $1.0 million. As of December 31, 2009, Hester Capital had assets under management of approximately $1.3 billion.

Competition

We face significant competition with respect to the business segments in which we operate and the geographic markets we serve. Our lending and mortgage origination competitors include commercial banks, savings banks, savings and loan associations, credit unions, finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and certain other non-financial institutions. Competition for deposits and in providing lending and mortgage origination products and services to businesses in our market area is intense and pricing is important. Additionally, other factors encountered in competing for savings deposits are convenient office locations and rates offered. Direct competition for savings deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans includes such additional factors as interest rate, loan origination fees and the range of services offered by the provider.

We also face significant competition for financial advisory services on a number of factors such as price, perceived expertise, range of services, and local presence. Our financial advisory business competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, are not subject to the broker-dealer regulatory framework. Many of our competitors have substantially greater financial resources, lending limits and larger branch networks than we do, and offer a broader range of products and services.

Employees

As of December 31, 2009, we employed approximately 2,700 persons. None of our employees are represented by any collective bargaining unit or a party to any collective bargaining agreement.

Government Supervision and Regulation

General

PlainsCapital, the Bank, PrimeLending, First Southwest and our other non-banking subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of customers and clients of our financial advisory services, depositors, the insurance funds of the Federal Deposit Insurance Corporation (the “FDIC”) and Securities Investor Protection Corporation (“SIPC”) and the banking system as a whole, and not for the protection of the our shareholders or creditors. In many cases, the applicable regulatory authorities have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations. The following discussion describes the material elements of the regulatory framework that applies to us and our subsidiaries. References in this Annual Report to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

Recent Regulatory Developments. New regulations and statutes are regularly proposed and/or adopted that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the U.S. Certain of these recent proposals and changes are described below.

On June 17, 2009, President Barack Obama laid out a comprehensive regulatory reform plan aiming to modernize and protect the integrity of the U.S. financial system. In response to the President’s financial regulatory reform plan, the U.S. House of Representatives passed the “Wall Street Reform and Consumer Protection Act of 2009” on December 11, 2009. The Senate’s version of the regulatory reform package, entitled the “Restoring American Financial Stability Act,” was recently released by the Senate Committee on Banking, Housing & Urban Affairs.

On October 22, 2009, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. In addition, under the Incentive Compensation Proposal, the Federal Reserve Board in appropriate circumstances may take enforcement action against a banking organization.

On November 12, 2009, the Federal Reserve Board adopted amendments to its Regulation E, effective July 1, 2010, that will prohibit financial institutions from charging clients overdraft fees on ATMs and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Pursuant to the adopted regulation, clients must opt-in to an overdraft service in order for the financial institution to collect overdraft fees. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

PlainsCapital Corporation

PlainsCapital Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. PlainsCapital is a financial holding company registered under the Bank Holding Company Act, as amended by the Gramm-Leach-Bliley Act. Accordingly, it is subject to supervision, regulation and examination by the Federal Reserve Board. The Gramm-Leach-Bliley Act, the Bank Holding Company Act and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Regulatory restrictions on dividends; source of strength. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

Scope of permissible activities. Under the Bank Holding Company Act, PlainsCapital generally may not acquire a direct or indirect interest in, or control of more than 5% of, the voting shares of any company that is not a bank or bank holding company. Additionally, the Bank Holding Company Act may prohibit PlainsCapital from engaging in activities other than those of banking, managing or controlling banks or furnishing services to, or performing services for, its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board has determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto. In approving acquisitions or the addition of activities, the Federal Reserve Board considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, effective March 11, 2000, eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-

Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977. PlainsCapital became a financial holding company on March 23, 2000.

While the Federal Reserve Board is the “umbrella” regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company. First Southwest, for example, is primarily regulated by FINRA.

Safe and sound banking practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. In addition, bank holding companies are required to consult with the Federal Reserve Board prior to making any redemption or repurchase, even within the foregoing parameters. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues.

Anti-Tying Restrictions. Subject to various exceptions, bank holding companies and their affiliates are generally prohibited from tying the provision of certain services, such as extensions of credit, to certain other services offered by a bank holding company or its affiliates.

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, a risk weight factor of 0% to 100% is assigned to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. At least half of the risk-based capital must consist of core (Tier 1) capital, which is comprised of:

•

common shareholders’ equity (includes common stock and any related surplus, undivided profits, disclosed capital reserves that represent a segregation of undivided profits and foreign currency translation adjustments, excluding changes in other comprehensive income (loss));

•	certain noncumulative perpetual preferred stock and related surplus; and

•	minority interests in the equity capital accounts of consolidated subsidiaries (excludes goodwill and various intangible assets).

The remainder, supplementary (Tier 2) capital, may consist of:

•	allowance for loan losses, up to a maximum of 1.25% of risk-weighted assets;

•	certain perpetual preferred stock and related surplus;

•	hybrid capital instruments;

•	perpetual debt;

•	mandatory convertible debt securities;

•	term subordinated debt;

•	intermediate term preferred stock; and

•	certain unrealized holding gains on equity securities.

“Total risk-based capital” is determined by combining core capital and supplementary capital. The guidelines require a minimum ratio of total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2009, our ratio of Tier 1 capital to total risk-weighted assets was 12.10% and our ratio of total capital to total risk-weighted assets was 13.90%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. We are required to maintain a leverage ratio of 4.0%, and, as of December 31, 2009, our leverage ratio was 9.45%.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Imposition of liability for undercapitalized subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Acquisitions by Bank Holding Companies. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider, among other things, the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would, under the circumstances set forth in the presumption, constitute acquisition of control of such company.

In addition, an entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of any class of our outstanding common stock, or otherwise obtaining control or a “controlling influence” over us.

Emergency Economic Stabilization Act of 2008. The U.S. Congress, the United States Department of the Treasury (“U.S. Treasury”) and the federal banking regulators have taken broad action since early September 2008 to address volatility in the U.S. banking system. The EESA authorized the U.S. Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-backed securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in TARP. The stated purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The U.S. Treasury allocated $250 billion towards the TARP Capital Purchase Program. Under the TARP Capital Purchase Program, the U.S. Treasury purchased debt or equity securities from eligible participating institutions. The TARP also provided for the direct purchases or guarantees of troubled assets of financial institutions. On December 19, 2008, we sold 87,631 shares of our Fixed Rate Cumulative Perpetual Stock, Series A and a warrant to purchase, upon net exercise, 4,382 shares of our Fixed Rate Cumulative Perpetual Stock, Series B (“Series A and Series B Preferred Stock”) to the U.S. Treasury for approximately $87.6 million pursuant to the TARP Capital Purchase Program. The U.S. Treasury immediately exercised its warrant on December 19, 2008, and we issued the underlying shares of Series B Preferred Stock to the U.S. Treasury. As a participant in the TARP Capital Purchase Program, we are subject to executive compensation limits and other restrictions and are encouraged to expand our lending and mortgage loan modifications. For more information, see Item 1A, “Risk Factors.”

The EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase was in place pursuant to EESA until December 31, 2009 and is not covered by deposit insurance premiums paid by the banking industry. However, as a result of the enactment on May 20, 2009 of the Helping Families Save Their Homes Act of 2009, the temporary increase in FDIC deposit insurance on most accounts was extended until December 31, 2013, subject to deposit insurance assessments to be developed by the FDIC.

Following a systemic risk determination, the FDIC established its TLGP in October 2008. Under the final rule for the TLGP, there are two parts to the program: the Debt Guarantee Program (“DGP”) and the TAGP. Eligible entities continue to participate unless they opted out on or before December 5, 2008. For the DGP, eligible entities are generally U.S. bank holding companies, savings and loan holding companies, and FDIC-insured institutions. Under the DGP, the FDIC guarantees senior unsecured debt, including mandatory convertible debt, of an eligible entity issued on or after October 14, 2008 and not later than October 31, 2009. The guarantee is effective through the earlier of the maturity date or June 30, 2012 for debt issued before April 1, 2009. The guarantee on debt issued on or after April 1, 2009, will expire on the earlier of the maturity date, the mandatory conversion date for mandatory convertible debt or December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009. Assessments for participating in the DGP vary depending upon when the guaranteed debt is issued and whether the duration of the debt is more than one year and includes a surcharge for guaranteed debt with maturities of at least one year issued on or after April 1, 2009 and maturing on or before June 30, 2012. An insured depository institution can, with prior written notice to and no objection from the FDIC, increase its own senior unsecured indebtedness that is guaranteed by using part of its parent’s limit. In the event an insured depository institution were to do so, however, the debt guarantee limit of the holding company would be reduced by the amount of guaranteed debt that the subsidiary issued over its limit. PlainsCapital and the Bank have opted to participate in the DGP, but, as of December 31, 2009, have not issued any guaranteed debt.

For the TAGP, eligible entities are FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts, as well as negotiable order of withdrawal accounts with interest rates no higher than 0.5% and Interest on Lawyers Trust Accounts. Participating institutions pay an assessment on the balance of each covered account in excess of $250,000 during the period from November 13, 2008 through June 30, 2010. The original assessment rate is 10 basis points (annualized) through December 31, 2009, and when the FDIC extended the TAGP through June 30, 2010, it increased the assessment rate for the period from January 1, 2010 through June 30, 2010 to either 15 basis points, 20 basis points or 25 basis points, depending upon the risk category assigned to the institution under the FDIC’s risk-based premium system. Any institution currently participating in the original TAGP that wished to opt-out of the TAGP extension through June 30, 2010 had to submit its opt-out election to the FDIC on or before November 2, 2009. The Bank participates in the original TAGP and did not opt out of the extension through June 30, 2010. The FDIC will notify the Bank concerning an assessment rate that we will be charged for the extension period.

American Recovery and Reinvestment Act of 2009. The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the U.S. economy and provide for extensive infrastructure, energy, health and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients, including PlainsCapital, until the institution has redeemed the preferred stock issued to the U.S. Treasury, which TARP recipients are now permitted to do under the ARRA without regard to the three-year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA are more stringent than those currently in effect under the TARP Capital Purchase Program.

The ARRA also sets forth additional corporate governance obligations for TARP recipients, including requirements for the Treasury Secretary to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, and to provide written certifications by the chief executive officer and chief financial officer with respect to compliance with the foregoing.

Office of the Special Master for TARP Executive Compensation. On June 15, 2009, the U.S. Treasury adopted and made effective an Interim Rule, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP Capital Purchase Program and EESA, as amended by the ARRA. Pursuant to the Interim Rule, the U.S. Treasury established the Office of the Special Master for TARP Executive Compensation. The Interim Rule grants broad power to the Special Master to review the compensation structures and payments of, and to independently issue advisory opinions to, those banks that have participated in the TARP Capital Purchase Program with respect to compensation structures and payments made by those banks during the period that the bank received financial assistance under TARP. If the Special Master finds that a TARP recipient’s compensation structure or payments that it has made to its employees are inconsistent with the purposes of the EESA or TARP, or otherwise contrary to the public interest, the Special Master may negotiate with the TARP recipient and the subject employee for appropriate reimbursements to the TARP recipient or the federal government.

Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The monetary policies of the Federal Reserve Board have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its influence over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

PlainsCapital Bank

The Bank is subject to various requirements and restrictions under the laws of the U.S., and to regulation, supervision and regular examination by the Texas Department of Banking. The Bank, as a state member bank is also subject to regulation and examination by the Federal Reserve Board. The Bank is also an insured depository institution and, therefore, subject to regulation by the FDIC, although the Federal Reserve Board is the Bank’s primary federal regulator. The Federal Reserve Board, the Texas Department of Banking and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. Such requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank.

Restrictions on Transactions with Affiliates. Transactions between the Bank and its nonbanking affiliates, including PlainsCapital, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties that are collateralized by the securities or obligations of PlainsCapital or its subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

Loans to Insiders. The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the Federal Reserve Board may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of PlainsCapital’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to PlainsCapital will continue to be PlainsCapital’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Pursuant to the Texas Finance Code, a Texas banking association may not pay a dividend that would reduce its outstanding capital and surplus unless it obtains the prior approval of the Texas Banking Commissioner. Additionally, the FDIC and the Federal Reserve Board have the authority to prohibit Texas state banks from paying a dividend when they determine the dividend would be an unsafe or unsound banking practice. As a member of the Federal Reserve System, the Bank must also comply with the dividend restrictions with which a national bank would be required to comply. Those provisions are generally similar to those imposed by the state of Texas. Among other things, the federal restrictions require that if losses have at any time been sustained by a bank equal to or exceeding its undivided profits then on hand, no dividend may be paid.

In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as PlainsCapital) or any shareholder or creditor thereof.

Branching. The establishment of a branch must be approved by the Texas Department of Banking and the Federal Reserve Board, which consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

Interstate Branching. Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the Federal Deposit Insurance Act and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) “well capitalized;” (2) “adequately capitalized;” and (3) “undercapitalized.” These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

On May 22, 2009, the FDIC announced that it will levy a special assessment on insured institutions as part of its effort to rebuild the FDIC deposit insurance fund. The special assessment equaled five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009, resulting in a special assessment to us of approximately $2.0 million. The special assessment was collected September 30, 2009. On September 29, 2009, the Board of Directors of the FDIC adopted a Notice of Proposed Rulemaking that would require FDIC-insured institutions, such as the Bank, to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, which increase would be reflected in our prepaid assessments.

Community Reinvestment Act. The Community Reinvestment Act requires, in connection with examinations of financial institutions, that federal banking regulators (in the Bank’s case, the Federal Reserve Board) evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements. The Bank received “satisfactory” CRA ratings from the Federal Reserve Board at its last completed examination in October 2006.

The Bank’s 2008 CRA and compliance exams initiated by the Federal Reserve are not yet completed. An adverse finding by the Federal Reserve Board regarding compliance with consumer protection laws and regulations, including but not limited to, fair lending laws, flood insurance laws or any other matters associated with a compliance exam of the Bank, could result in the imposition of civil money penalties, restitution, punitive damages, a reduced CRA rating for the Bank and/or damage to our reputation. A CRA rating of less than “satisfactory” could adversely affect the Bank’s ability to establish new branches or acquire other financial institutions and could adversely affect our ability as a financial holding company to commence new activities, or acquire companies engaged in certain activities, otherwise permitted by financial holding companies having a “satisfactory” or better CRA rating.

Privacy. Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. The Bank and all of its subsidiaries have established policies and procedures to assure compliance with all privacy provisions of the Gramm-Leach-Bliley Act.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Credit Transactions. The loan operations of the Bank are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies and preventing identity theft;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•

Service Members Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Federal Laws Applicable to Deposit Operations. The deposit operations of the Bank are subject to:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Requirements. The Federal Reserve Board and the Texas Department of Banking monitor the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. The agencies consider the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of individual banks and the banking system.

Under the regulatory capital guidelines, the Bank must maintain a total risk-based capital to risk-weighted assets ratio of at least 8.0%, a Tier 1 capital to risk-weighted assets ratio of at least 4.0%, and a Tier 1 capital to adjusted total assets ratio of at least 4.0% (3.0% for banks receiving the highest examination rating) to be considered “adequately capitalized.” See the discussion below under “The FDIC Improvement Act.”

FIRREA. The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, includes various provisions that affect or may affect the Bank. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may now be required to indemnify the federal deposit insurance fund against losses it incurs with respect to such company’s affiliated banks, which in effect makes a bank holding company’s equity investments in healthy bank subsidiaries available to the FDIC to assist such company’s failing or failed bank subsidiaries.

In addition, pursuant to FIRREA, any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to its board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During such 30 day period, the applicable federal banking regulatory agency may disapprove of the addition of or employment of such director or officer. The Bank is not subject to any such requirements.

FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution affiliated parties” primarily including: (i) management, employees and agents of a financial institution; (ii) independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. Such practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorizes the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

The FDIC Improvement Act. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws and provided for least-cost resolution and prompt regulatory action with regard to troubled institutions.

FDICIA requires every bank with total assets in excess of $500 million to have an annual independent audit made of the bank’s financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with generally accepted accounting principles and comply with such other disclosure requirements as prescribed by the FDIC.

FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well capitalized” if it has a total Risk-Based Capital Ratio of 10.0% or more, a Tier 1 Capital Ratio of 6.0% or more, a Leverage Ratio of 5.0% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be “adequately capitalized” if it has a total Risk-Based Capital Ratio of 8.0% or more, a Tier 1 Capital Ratio of 4.0% or more and a Leverage Ratio of 4.0% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.0% or more). Under such regulations, a bank is deemed to be “undercapitalized” if it has a total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0% or a Leverage Ratio of less than 4.0%. Under such regulations, a bank is deemed to be “significantly undercapitalized” if it has a Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0% and a Leverage Ratio of less than 3.0%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a Leverage Ratio of less than or equal to 2.0%. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines, the Bank was classified as “well capitalized” as of December 31, 2009.

In addition, if a bank is classified as “undercapitalized,” the bank is required to submit a capital restoration plan to the federal banking regulators. Pursuant to FDICIA, an “undercapitalized” bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the federal banking regulators of a capital restoration plan for the bank.

Furthermore, if a bank is classified as “undercapitalized,” the federal banking regulators may take certain actions to correct the capital position of the bank; if a bank is classified as “significantly undercapitalized” or “critically undercapitalized,” the federal banking regulators would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring: sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as “critically undercapitalized,” FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the federal banking regulators determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by such bank. Under FDICIA, the federal banking regulators are required to conduct a full-scope, on-site examination of every bank at least once every 12 months. An exception to this rule is made, however, that provides that banks (i) with assets of less than $100 million, (ii) that are categorized as “well capitalized,” (iii) that were found to be well managed and composite rating was outstanding and (iv) have not been subject to a change in control during the last 12 months, need only be examined once every 18 months.

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. As of December 31, 2009, the Bank was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits.

Federal Limitations on Activities and Investments. The equity investments and activities, as a principle of FDIC-insured state-chartered banks, are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.

Check Clearing for the 21st Century Act. The Check Clearing for the 21st Century Act, also known as Check 21, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.

Federal Home Loan Bank System. The Federal Home Loan Bank, or FHLB, system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board, or FHFB. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. The reserves are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. The FHLBs make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the Boards of directors of each regional FHLB.

As a system member, according to currently existing policies and procedures, the Bank is entitled to borrow from the FHLB of their respective region and is required to own a certain amount of capital stock in the FHLB. The Bank is in compliance with the stock ownership rules with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB to the Bank are secured by a portion of the respective mortgage loan portfolio, certain other investments and the capital stock of the FHLB held by the Bank.

Anti-Terrorism and Money Laundering Legislation. The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 (the “USA PATRIOT Act”), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures intended to comply with the foregoing rules.

SAFE Act—Mortgage Loan Originator Registration. The federal financial institution regulatory agencies recently issued for public comment proposed rules to implement the registration requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, or SAFE Act. The SAFE Act requires mortgage loan originators who are employees of regulated institutions (including banks and certain of their subsidiaries) to be registered with the Nationwide Mortgage Licensing System and Registry (the “Registry”), a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by each state. As part of this registration process, mortgage loan originators must furnish the Registry with background information and fingerprints for a background check. The SAFE Act generally prohibits employees of a regulated financial institution from originating residential mortgage loans without first registering with the Registry. Financial institutions must also adopt policies and procedures to ensure compliance with the SAFE Act.

PrimeLending

PrimeLending and the Bank are subject to the rules and regulations of FHA, VA, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to borrowers concerning credit terms and settlement costs. PrimeLending and the Bank are also subject to regulation by the Texas Department of Banking with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products.

First Southwest

First Southwest is a broker-dealer registered with the SEC, FINRA, all 50 U.S. states, the District of Columbia and Puerto Rico. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA, the Municipal Securities Rulemaking Board and national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and securities commissions in the states in which they conduct business. First Southwest is a member of, and is primarily subject to regulation, supervision and regular examination by, FINRA.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, capital structure, record keeping and the conduct of directors, officers and employees. Broker-dealers are also subject to the privacy and anti-money laundering laws and regulations discussed above. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets rather than protection of creditors and stockholders of broker-dealers.

Limitation on Businesses. The businesses that First Southwest may conduct are limited by its agreements with, and its oversight by, FINRA. Participation in new business lines, including trading of new products or participation on new exchanges or in new countries often requires governmental and/or exchange approvals, which may take significant time and resources. In addition, First Southwest is an operating subsidiary of the Bank, which means its activities are further limited by those that are permissible for the Bank. As a result, First Southwest may be prevented from entering new businesses that may be profitable in a timely manner, if at all.

Net Capital Requirements. The SEC, FINRA and various other regulatory agencies have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other operational charges.

The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to and approval from the SEC and FINRA for certain capital withdrawals.

Securities Investor Protection Corporation. First Southwest is required by federal law to belong to the SIPC, whose primary function is to provide financial protection for the customers of failing brokerage firms. SIPC provides protection for clients up to $500,000, of which a maximum of $100,000 may be in cash.

Changing Regulatory Environment. The regulatory environment in which First Southwest operates is subject to frequent change. Its business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC or other U.S. and state governmental regulatory authorities, or FINRA. First Southwest’s business, financial condition and operating results also may be adversely affected by changes in the interpretation and enforcement of existing laws and rules by these governmental authorities. In the current era of heightened regulation of financial institutions, First Southwest can expect to incur increasing compliance costs, along with the industry as a whole.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. The risks described below are those that we believe are the material risks we face currently, but are not the only risks facing us and our business prospects. If any of the events contemplated by the following discussion should occur, our business, financial condition and operating results could be adversely affected, and you could lose all or part of your investment.

Risks Related to Our Business

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

The U.S. and global economies have suffered a dramatic downturn during the past few years, which has negatively impacted many industries, including the financial industry. As a result, commercial as well as consumer loan portfolio performances have deteriorated at many financial institutions, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline, which has contributed to a greater degree of loan defaults. Financial institutions have also been particularly impacted by the lack of liquidity and loss of confidence in the financial sector. These factors collectively have negatively impacted our business, financial condition and results of operations, including decreased net income due to increased provisions for loan losses, and there is no guarantee or clear indication of when market conditions will improve.

In response to some of these concerns, the federal government has adopted significant new laws and regulations relating to financial institutions, including, without limitation, the EESA and the ARRA. Numerous other actions have been taken by the Federal Reserve Board, the U.S. Congress, the U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis, and we cannot predict the full effect of these actions or any future regulatory reforms. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new or future legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans and attract and retain experienced personnel, and adversely impact our financial performance.

A further adverse change in real estate market values may result in losses and otherwise adversely affect our profitability.

As of December 31, 2009, approximately 50% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The recent negative developments in the financial industry and economy as a whole have adversely affected real estate market values generally and in our market areas in Texas specifically and may continue to decline. A further decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our profitability and financial condition may be adversely affected by a further decrease in real estate market values.

If our allowance for loan losses is insufficient to cover actual loan losses, our earnings will be adversely affected.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. We may experience significant loan losses that may have a material adverse effect on our operating results and financial condition.

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

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs, based on judgments different than our own. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our operating results and financial condition.

Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.

We conduct our operations primarily in Texas. Substantially all of the real estate loans in our loan portfolio are secured by properties located in Texas, with more than 70% secured by properties located in the Dallas/Fort Worth and Austin/San Antonio markets. Likewise, substantially all of the real estate loans in our loan portfolio are made to borrowers who live and conduct business in Texas. In addition, mortgage origination fee income is heavily dependent on economic conditions in Texas. During fiscal 2009, approximately half by dollar volume of our mortgage loans originated were collateralized by properties located in Texas. Our businesses are affected by general economic conditions such as inflation, recession, unemployment and many other factors beyond our control. Adverse economic conditions in Texas may result in a reduction in the value of the collateral securing our loans. Any regional or local economic downturn that affects Texas or existing or prospective property or borrowers in Texas may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated.

Our business is subject to interest rate risks, and fluctuations in interest rates may adversely affect our earnings, capital levels and overall results.

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

Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, market interest rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, and international disorder and instability in domestic and foreign financial markets. We may not be able to accurately predict the likelihood, nature and magnitude of such changes or how and to what extent such changes may affect our business. We also may not be able to adequately prepare for, or compensate for, the consequences of such changes. Any failure to predict and prepare for changes in interest rates, or adjust for the consequences of these changes, may adversely affect our earnings and capital levels and overall results.

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

We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.

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

The U.S. Congress and federal regulatory agencies continually review banking and securities laws, regulations and policies for possible changes. It is possible that there will be significant changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of, and government intervention in, the financial services sector. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. For instance, on June 17, 2009, President Barack Obama laid out a comprehensive regulatory reform plan aiming to modernize and protect the integrity of the U.S. financial system. In response to the President’s financial regulatory reform plan, the House of Representatives passed the “Wall Street Reform and Consumer Protection Act of 2009” on December 11, 2009. The Senate’s version of the regulatory reform package, entitled the “Restoring American Financial Stability Act”, was released by the Senate Committee on Banking, Housing & Urban Affairs on March 15, 2010. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing financial services and products, among other things.

In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Because the Bank’s customers must provide advance consent to the overdraft service for automated teller machine and one-time debit card transactions, we cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods. See the section entitled “Government Supervision and Regulation” under Item 1, “Business,” above.

The Bank’s 2008 CRA and compliance exams initiated by the Federal Reserve are not yet completed. An adverse finding by the Federal Reserve Board regarding compliance with consumer protection laws and regulations, including but not limited to, fair lending laws, flood insurance laws or any other matters associated with a compliance exam of the Bank, could result in the imposition of civil money penalties, restitution, punitive damages, a reduced CRA rating for the Bank and/or damage to our reputation. A CRA rating of less than “satisfactory” could adversely affect the Bank’s ability to establish new branches or acquire other financial institutions and could adversely affect our ability as a financial holding company to commence new activities, or acquire companies engaged in certain activities, otherwise permitted by financial holding companies having a “satisfactory” or better CRA rating.

Our banking segment is subject to funding risks associated with its high deposit concentration and reliance on brokered deposits.

At December 31, 2009, our fifteen largest depositors, excluding First Southwest, our indirect wholly owned subsidiary, accounted for approximately 25.45% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 16.63% of our total deposits. Brokered deposits at December 31, 2009 accounted for 3.26% of our total deposits. Loss of one or more of our largest Bank customers, a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, or a loss of a significant amount of our brokered deposits could adversely affect our liquidity. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, or purchase federal funds or borrow funds on a short-term basis at higher rates, which would adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well-capitalized,” the Bank would not be able to accept broker deposits without the approval of the FDIC. See the section entitled “Government Supervision and Regulation” under Item 1, “Business,” above.

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

In our mortgage origination segment, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the investment value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A mortgage loan subject to a material misrepresentation is typically unsaleable to investors in the secondary market. If we have already sold the loan when the material misrepresentation is discovered, then the loan is subject to repurchase, but we will often instead agree to indemnify the purchaser for any losses arising from such loan because in the general course of business we do not seek to hold mortgage loans we originate for investment. Even though we may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate, and it is often difficult to collect any monetary losses that we have suffered from them. We cannot assure you that we have detected, or will detect, all misrepresented information in our loan originations. If we experience a significant number of such fraudulent or negligent acts, our business, financial condition, liquidity and results of operations could be significantly harmed.

On August 14, 2009, one of PrimeLending’s employees was indicted, along with eleven other individuals and three business entities, in Cuyahoga County, Ohio. The indictment alleges that PrimeLending’s employee was part of a loan application fraud scheme, and specifically identifies loans on three properties in the aggregate amount of approximately $3.3 million that we originated and sold to investors. Trial is currently set for April 26, 2010. Pursuant to the terms of the loan purchase agreement with one of its investors, PrimeLending has agreed to indemnify the investor with respect to losses it suffered on one of the subject properties. Another investor holding loans with respect to the other two subject properties may also seek indemnification from PrimeLending for losses that it suffers with respect to such properties. We cannot assure you that we have detected or will detect all misrepresented information in our loan originations, including with respect to such employee.

First Southwest engages in the underwriting of municipal and other tax-exempt and taxable debt securities. As an underwriter, First Southwest may be liable jointly and severally under federal, state and foreign securities laws for false and misleading statements concerning the securities, or the issuer of the securities, that it underwrites. We are sometimes brought into lawsuits based on actions of our correspondents. In addition, First Southwest may act as a fiduciary in other capacities. Liability under such laws or under common law fiduciary principles could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

As a result, the revenues and operating results of our financial advisory segment may vary significantly from quarter to quarter and from year to year. In periods of low transaction volume such as in the current economic downturn, profitability is impaired because certain expenses remain relatively fixed. First Southwest is much smaller and has much less capital than many competitors in the securities industry. During the current market downturn, First Southwest’s business has been, and could continue to be, adversely affected in many ways. In addition, First Southwest is an operating subsidiary of the Bank, which means that its activities are limited to those that are permissible for the Bank.

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

•	finding suitable acquisition candidates; and

•	identifying suitable geographic markets for expansion outside Texas.

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

We have only recently become a public reporting company, and the expenses of being a public reporting company, including compliance with periodic disclosure requirements and the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), are not fully reflected in our audited financial statements. The Sarbanes-Oxley Act requires, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2010. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur.

Furthermore, the need to establish and maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our business and growth strategies, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs that we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our noninterest expenses. In addition, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business.

We may decide to make future acquisitions, which could dilute current shareholders’ ownership and expose us to additional risks.

We periodically evaluate opportunities to acquire financial services businesses, including other banks and/or branch or office locations. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity. For example, we could issue additional shares of common stock in a purchase transaction, which could dilute current shareholders’ ownership interests. Acquisition activities could require us to use a substantial amount of cash, other liquid assets and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

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

As of December 31, 2009, the Bank held in its securities portfolio auction rate bonds backed by pools of student loans under the Federal Family Education Loan Program with approximately $166.2 million face value and an estimated fair market value of $148.9 million. Since December 31, 2009, $37.4 million face value of our holdings of such auction rate bonds were called by, or tendered to, their issuer. The market for auction rate securities began experiencing disruptions in late 2007 through the failure of auctions for auction rate securities issued by leveraged closed-end funds, municipal governments, state instrumentalities and student loan companies backed by pools of student loans guaranteed by the U.S. Department of Education. These conditions will likely continue until either these securities are restructured or refunded or a liquid secondary market re-emerges for these securities. If the Bank were forced to sell these securities, our results of operations could be adversely affected. The estimated fair value of these auction rate bonds may further decline and require write-downs and losses as additional market information is obtained or in the event the current market conditions continue or worsen, in which case, our results of operations would be adversely affected.

The accuracy of our financial statements and related disclosures could be affected if we are exposed to actual conditions different from the judgments, assumptions or estimates used in our critical accounting policies.

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in this Annual Report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” by us because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

The FDIC and SIPC deposit insurance assessments that we are required to pay have recently increased and may materially increase in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC. During the year ended December 31, 2008, we paid approximately $1.6 million in deposit insurance assessments. On September 29, 2009, the Board of Directors of the FDIC adopted a Notice of Proposed

Rulemaking that would require FDIC-insured institutions, such as the Bank, to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In addition, the FDIC voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, which increase would be reflected in our prepaid assessments. On December 30, 2009, we were required to prepay $16 million for our fourth quarter of 2009 and all of 2010, 2011 and 2012 FDIC assessments. Our prepaid assessments would be subject to adjustment based upon our assessment base during the prepaid period.

In addition, First Southwest is a registered broker-dealer and a member of the SIPC and is required to pay assessments. On March 2, 2009, the SIPC informed its members of an increase in assessments. The increase became effective on April 1, 2009. As a result of the increase, First Southwest expects to pay approximately $250,000 in SIPC assessments annually. The deposit insurance premium assessment and the SIPC assessment rates applicable to us will adversely impact our future earnings.

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

Economic stimulus legislation imposes, and the Federal Reserve Board has proposed. Certain executive compensation and corporate governance requirements that may adversely affect us and our business, including our ability to recruit and retain qualified employees, and by requiring reimbursement of disapproved executive compensation.

The EESA, as amended by the ARRA, includes extensive restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding obligation arising under the TARP Capital Purchase Program. Many of the restrictions are not limited to our senior executives and cover other employees whose contributions to revenue and performance can be significant.

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

These provisions and any future rules issued by the U.S. Treasury could adversely affect our ability to attract and retain management capable and motivated sufficiently to manage and operate our business through difficult economic and market conditions, especially if we are competing for management talent against institutions that are not subject to the same restrictions. If we are unable to attract and retain qualified employees to manage and operate our business, we may not be able to successfully execute our business and growth strategies. These provisions could also adversely affect our business by requiring us or our employees to reimburse the federal government for any executive compensation that the Special Master finds inconsistent with the purposes of EESA or TARP, or otherwise contrary to the public interest. For more information, see the section entitled “Executive Compensation—Compensation Discussion and Analysis—TARP Capital Purchase Program” in our definitive proxy statement to be filed with the SEC concerning our 2010 Annual Meeting of Shareholders.

Our compensation practices are also subject to oversight by the Federal Reserve Board. In October 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies that applies to all banking organizations supervised by the Federal Reserve Board, including bank holding companies such as PlainsCapital. The proposal sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage excessive risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should:

•	provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks;

•	be compatible with effective controls and risk management; and

•	be supported by strong corporate governance.

Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements, related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. The scope and content of the Federal Reserve Board’s policies on executive compensation are continuing to develop, and we expect that these policies will continue to evolve over time.

A decline in the market for advisory services could adversely affect our business and results of operations.

First Southwest has historically earned a significant portion of its revenues from advisory fees paid to it by its clients, in large part upon the successful completion of the client’s transaction. Financial advisory revenues represented a majority of First Southwest’s net revenues for the fiscal year ended December 31, 2009. Unlike other investment banks, First Southwest earns most of its revenues from its advisory fees and, to a lesser extent, from other business activities such as underwriting. We expect that First Southwest’s reliance on advisory fees will continue for the foreseeable future, and a decline in advisory engagements or the market for advisory services generally would have an adverse effect on our business and results of operations.

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

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The monetary policies of the Federal Reserve Board have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies, and any such changes may have an adverse effect upon our liquidity, capital resources and results of operations. See the section entitled “Government Supervision and Regulation” under Item 1, “Business,” above.

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

Additionally, the financial advisory and investment banking industries are intensely competitive industries and will likely remain competitive. Our financial advisory business competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, not subject to the broker-dealer regulatory framework. In addition to competition from firms currently in the industry, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. First Southwest competes on the basis of a number of factors, including the quality of advice and service, innovation, reputation and price. Many of First Southwest’s competitors in the investment banking industry have a greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients’ needs, greater global reach and more established relationships with their customers than First Southwest. Additionally, some of First Southwest’s competitors have reorganized or plan to reorganize from investment banks into bank holding companies which may provide them with a competitive advantage. These larger and better capitalized competitors may be more capable of responding to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Increased pressure created by any current or future competitors, or by First Southwest’s competitors collectively, could materially and adversely affect our business and results of operations. Increased competition may result in reduced revenue and loss of market share. Further, as a strategic response to changes in the competitive environment, First Southwest may from time to time make certain pricing, service or marketing decisions that also could materially and adversely affect our business and results of operations.

Our financial advisory and mortgage origination businesses are subject to seasonal fluctuations, and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.

Our financial advisory and mortgage origination businesses are subject to seasonal fluctuations. Historically, our financial advisory segment earnings have been highest during our third fiscal quarter due to increased issuances of Texas school bonds and because the third calendar quarter is the beginning of the fiscal year for many municipalities. Our mortgage origination segment has historically experienced its highest revenues during the second quarter of the calendar year through the origination of a greater number of purchase mortgage loans as more families tend to move, buy or sell homes during the spring and summer. As a result, our results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We are subject to claims and litigation that could have a material adverse effect on our business.

We face significant legal risks in the business segments in which we operate, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remains high. These risks often are difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. Substantial legal liability or significant regulatory action against us or any of our subsidiaries could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects. Further, regulatory inquiries and subpoenas, other requests for information, or testimony in connection with litigation may require incurrence of significant expenses, including fees for legal representation and fees associated with document production. These costs may be incurred even if we are not a target of the inquiry or a party to the litigation. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Specifically, we are involved in legal proceedings related to the sale of municipal derivatives. See Item 3, “Legal Proceedings,” below, for more information.

We may be subject to environmental liabilities in connection with the foreclosure on real estate assets securing our loan portfolio.

Hazardous or toxic substances or other environmental hazards may be located on the properties that secure our loans. If we acquire such properties as a result of foreclosure or otherwise, we could become subject to various environmental liabilities. For example, we could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties. We could also be held liable to a governmental entity or third party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties. In addition, we could be held liable for costs relating to environmental contamination at or from our current or former properties. Although we have policies and procedures that are designed to mitigate against certain environmental risks, we may not detect all environmental hazards associated with these properties. A recent, significant increase in our Other Real Estate Owned has enhanced these environmental risks. If we ever became subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be harmed.

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

Risks Related to Our Common Stock

No market currently exists for our common stock. We cannot assure you that an active trading market will ever develop for our common stock.

There is no established trading market for shares of our common stock. The absence of an active trading market may significantly restrict your ability to transfer your shares of our common stock, even if such transfer is exempt from registration under the securities laws. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market or how liquid that market might become. We do not currently intend to seek listing on any securities exchange. Consequently, you may be unable to liquidate your investment and should be able to bear the economic risk of the investment in our common stock indefinitely.

Shares of our common stock are subject to dilution through the earnout provisions that we agreed to in connection with our acquisition of First Southwest.

As of March 18, 2010, we had 33,935,737 shares of Original Common Stock issued and outstanding and outstanding options to purchase 855,909 shares of our Original Common Stock. As of March 18, 2009, 1,720,740 shares of our Original Common Stock were held in escrow, and 48,021 shares underlying outstanding and unexercised stock options could be held in escrow, if exercised prior to the applicable release date, by an escrow agent on behalf of the former stockholders of First Southwest and may be released to such former stockholders upon the satisfaction of the earnout provisions contained in the Merger Agreement. If we issue additional shares of common stock in the future and such issuance is not made to all then-existing common shareholders proportionate to their interests (as in a stock dividend or stock split), then the issuance will result in dilution to each shareholder by reducing his, her or its percentage ownership of the total outstanding shares of our common stock.

The U.S. Treasury’s investment in our company imposes restrictions and obligations upon us that could adversely affect the rights of our common shareholders.

On December 19, 2008, we sold 87,631 shares of our Series A Preferred Stock, liquidation preference $1,000 per share, for approximately $87.6 million and 4,382 shares of our Series B Preferred Stock, liquidation preference

$1,000 per share, to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The aggregate liquidation preference of the Series A and Series B Preferred Stock is $92.0 million. The shares of Series B Preferred Stock were issued to the U.S. Treasury for nominal consideration upon the exercise of a warrant issued in conjunction with the sale of the Series A Preferred Stock. The shares of Series A and Series B Preferred Stock issued to the U.S. Treasury are senior to shares of our common stock with respect to dividends and liquidation preference. Under the terms of the Series A Preferred Stock, we are obligated to pay a 5% per annum cumulative dividend on the stated value of the preferred stock until February 15, 2014 and thereafter at a rate of 9% per annum. As long as shares of the Series A and Series B Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our common stock) unless all accrued and unpaid dividends on the Series A and Series B Preferred Stock have been paid in full. Furthermore, prior to December 19, 2011, unless we have redeemed all of the Series A and Series B Preferred Stock, the consent of the U.S. Treasury will be required to, among other things, increase the amount of dividends paid on our common stock. After December 19, 2011 and thereafter until December 19, 2018, the consent of the U.S. Treasury (if it then holds any of our Series A and Series B Preferred Stock) will be required for any increase in the aggregate common stock dividends per share greater than 3% per annum. After December 19, 2018, we will be prohibited from paying dividends on or repurchasing any common stock until the preferred stock issued to the U.S. Treasury is redeemed in whole or the U.S. Treasury has transferred all of its Series A and Series B Preferred Stock to third parties. If dividends on the Series A and Series B Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the U.S. Treasury will then have the right to elect two directors to our board of directors until all unpaid cumulative dividends are paid in full. The terms of the Series B Preferred Stock are identical to those described above for the Series A Preferred Stock except that (i) the dividend rate is 9% per annum and (ii) the Series B Preferred Stock may not be redeemed unless all of the Series A Preferred Stock is redeemed.

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

Our authorized capital stock includes 50 million shares of preferred stock, and we have 87,631 shares of Series A Preferred Stock and 4,382 shares of Series B Preferred Stock issued and outstanding. Our board of directors, in its sole discretion, may designate and issue one or more additional series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our certificate of formation, our board of directors is empowered to determine: (i) the designation of, and the number of, shares constituting each series of preferred stock; (ii) the dividend rate for each series; (iii) the terms and conditions of any voting, conversion and exchange rights for each series; (iv) the amounts payable on each series upon redemption or our liquidation, dissolution or winding-up; (v) the provisions of any sinking fund for the redemption or purchase of shares of any series; and (vi) the preferences and the relative rights among the series of preferred stock. Preferred stock could be issued with voting and conversion rights that could adversely affect the voting power of the shares of our common stock. The issuance of preferred stock could also result in a series of securities outstanding that would have preferences over the common stock with respect to dividends and in liquidation.

An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC, SIPC or any other government agency. Accordingly, you should be capable of affording the loss of any investment in our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2009, our banking segment conducted business at 38 locations, including a location in the Cayman Islands, and two operations centers. Our principal executive offices are located at 2323 Victory Avenue, Suite 1400, Dallas, Texas, in space leased by the Company. In addition to our principal office, we operate the following banking locations:

	Owned	Leased	Total
Locations in Lubbock market	7	7	14
Locations in Dallas/Fort Worth market	0	15	15
Locations in Austin market	0	5	5
Locations in San Antonio market	0	3	3
Location in Cayman Islands	0	1	1

Total	7	31	38

We have options to renew leases at most locations.

As of December 31, 2009, our mortgage origination segment conducted business at 168 locations in 32 states, a majority of which are in Texas. Each of these locations is leased by PrimeLending.

As of December 31, 2009, our financial advisory segment conducted business at 23 locations in Alaska, Arkansas, California, Connecticut, Florida, Massachusetts, New York, North Carolina, Rhode Island and Texas. Each of these offices is leased by First Southwest, one of its subsidiaries, or Hester Capital.

Item 3.	Legal Proceedings.

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

On June 18, 2009, the lead class plaintiffs filed a second consolidated amended class action complaint. This amended complaint did not name FSC as a defendant and did not make any specific allegations of misconduct against FSC or any of its employees. As a result, FSC is no longer a party to the putative class action case. However, FSC is identified in this consolidated amended class action complaint as an alleged co-conspirator with the named defendants. With respect to putative class actions filed in federal court by California plaintiffs that opted not to join in the consolidated class action case, the federal court judge granted those plaintiffs until September 15, 2009 to file an amended complaint. In their amended complaint, these California putative class plaintiffs also did not name FSC as a defendant and did not make any specific allegations of misconduct against FSC or any of its employees. As a result, FSC is no longer a party to these California putative class actions. However, FSC is identified in this complaint as an alleged co-conspirator with the named defendants. With respect to the removed California suits that do not seek class action status, the federal court judge gave the plaintiffs until September 15, 2009 to file an amended complaint. These California plaintiffs filed amended complaints continuing to identify FSC as a named defendant. The few allegations against FSC are very limited in scope.

On November 12, 2009, Sacramento Municipal Utility District, City of Riverside, The Redevelopment Agency of the City of Riverside, and The Public Financing Authority of the City of Riverside filed new lawsuits on behalf of themselves, but not on behalf of a putative class, in United States Federal District Court. Additionally, on December 10, 2009, The Redevelopment Agency of the City of Stockton and The Public Financing Authority of the City of Stockton, County of Tulare, Los Angeles World Airports and Sacramento Suburban Water District filed new lawsuits on behalf of themselves, but not on behalf of a putative class, in United States Federal Court. Similar to the other five cases brought by California public entities that do not seek to certify a class, FSC is named as a defendant, the plaintiffs are represented by the Cotchett, Pitre, and McCarthy law firm, and the few allegations against FSC are very limited in scope.

On February 9, 2010, the defendants in the Cotchett Complaints, except Bank of America, The Goldman Sachs Group, Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P. and Goldman Sachs Bank USA, filed a Joint Motion to Dismiss the Cotchett Complaints along with a Memorandum in Support of Defendants’ Joint Motion to Dismiss the Cotchett Complaints. Additionally, FSC filed a Supplemental Memorandum in Support of the Motion to Dismiss the Cotchett Complaints setting forth specific reasons why the Cotchett Complaints should be dismissed as to FSC.

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

Like other financial institutions, we are subject to various federal, state and local laws and regulations relating to environmental matters. Under these laws and regulations, we could be held liable for costs relating to environmental contamination at or from properties that secure our loan portfolio. With respect to our borrower’s properties, the potential liabilities may far exceed the original amount of the loan made by us and secured by the property. Currently, we are not a defendant in any environmental legal proceeding.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no established public trading market or publicly available quotations for our common stock. As of March 18, 2010, there were no shares of our Common Stock outstanding and there were 33,935,737 shares of our Original Common Stock outstanding and held of record by approximately 573 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with each such nominee being considered as one holder). Such outstanding shares of Original Common Stock include 2,457,469 shares that participate in dividends but are not defined as outstanding under generally accepted accounting principles.

Dividends

Subject to the restrictions discussed below, our shareholders are entitled to receive dividends when, as, and if declared by our board of directors out of funds legally available for that purpose. For each of the last eight completed quarters, we have paid a cash dividend of $0.05 per share of our common stock. Our board of directors exercises discretion with respect to whether we will pay dividends and the amount of such dividend, if any. Factors that affect our ability to pay dividends on our common stock in the future include, without limitation, our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors.

Under the terms of the Series A and Series B Preferred Stock issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program, we are obligated to pay a 5% per annum cumulative dividend on the stated value of the Series A Preferred Stock until February 15, 2014 and thereafter at a rate of 9% per annum. We are obligated to pay a 9% per annum cumulative dividend on the stated value of the Series B Preferred Stock. As long as shares of the Series A and Series B Preferred Stock remain outstanding, we may not pay dividends to our common shareholders unless all accrued and unpaid dividends on the preferred stock have been paid in full. Furthermore, prior to December 19, 2011, unless we have redeemed all of the Series A and Series B Preferred Stock, the consent of the U.S. Treasury will be required to, among other things, increase the amount of our regular quarterly dividends paid on our common stock. After December 19, 2011 and until December 19, 2018, the consent of the U.S. Treasury (if it still holds our preferred stock) will be required for any increase in the aggregate common stock dividends per share greater than 3% per annum. After December 19, 2018, we will be prohibited from paying dividends on our common stock until the preferred stock issued to the U.S. Treasury is redeemed in whole or the U.S. Treasury has transferred all of its preferred stock to third parties.

As a holding company, we are ultimately dependent upon our subsidiaries to provide funding for our operating expenses, debt service and dividends. Various banking laws limit the payment of dividends and other distributions by the Bank to us, and may therefore limit our ability to pay dividends on our common stock. If required payments on our outstanding junior subordinated debentures held by our unconsolidated subsidiary trusts are not made or suspended, we may be prohibited from paying dividends on our common stock. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2009 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Plan	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	943,515	(1)	$8.50	76,428	(2)
Equity compensation plans not approved by security holders	528,000	(3)	—	—

Total	1,471,515		$8.50	76,428

(1)

Includes 279,720 shares of common stock issuable upon exercise of outstanding stock options that were issued to the former option holders of First Southwest in conjunction with our acquisition of First Southwest.

(2)

Of the 76,428 shares available for future issuance, 73,884 shares are available under the Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008, which permits the granting of nonqualified and incentive stock options; 2,130 shares are available under the 2005 Plains Capital Corporation Incentive Stock Option Plan, which permits the granting of incentive stock options; 372 shares are available under the 2003 Plains Capital Corporation Incentive Stock Option Plan, which permits the granting of incentive stock options; and the balance of the shares are available under the 2001 Plains Capital Corporation Incentive Stock Option Plan, which permits the granting of incentive stock options.

(3)	Represents 375,000 shares of restricted stock granted on December 17, 2008 and 153,000 shares of restricted stock granted on December 31, 2008. Each grant vests ratably over a seven-year period.

Recent Sales of Unregistered Securities

During the fourth quarter of 2009, we issued 26,037 shares of our Original Common Stock upon the exercise of outstanding stock options at prices ranging from $5.02 to $8.85 per share. These options were awarded pursuant to the exemption from compliance with the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Rule 701 promulgated thereunder. The issuance of shares of our Original Common Stock pursuant to the exercise of such options was therefore also exempted from registration under the Securities Act pursuant to Rule 701.

Item 6.	Selected Financial Data.

The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2009. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. The operating results and financial condition of First Southwest are included in the tables below as of January 1, 2009 and December 31, 2008, respectively (in thousands, except per share data and weighted average shares outstanding).

	2009	2008	2007	2006	2005
Income Statement Data:
Total interest income	$202,823	$193,392	$220,895	$192,812	$148,636
Total interest expense	42,464	66,069	104,805	86,973	58,307

Net interest income	160,359	127,323	116,090	105,839	90,329
Provision for loan losses	66,673	22,818	5,517	5,049	5,516

Net interest income after provision for loan losses	93,686	104,505	110,573	100,790	84,813
Total noninterest income	334,908	119,066	84,281	101,776	110,027
Total noninterest expense	382,037	186,285	150,815	162,595	162,922

Income from continuing operations before income taxes	46,557	37,286	44,039	39,971	31,918
Federal income tax provision	15,009	12,725	14,904	13,624	12,612

Income from continuing operations	31,548	24,561	29,135	26,347	19,306
Income from discontinued Amarillo operations (net-of-tax)	—	—	—	—	11,536

Net income	31,548	24,561	29,135	26,347	30,842
Less: Net income attributable to noncontrolling interest	220	437	543	608	786

Net income attributable to PlainsCapital Corporation	31,328	24,124	28,592	25,739	30,056
Dividends on preferred stock and other	5,704	—	—	—	—

Income applicable to PlainsCapital Corporation common shareholders	25,624	24,124	28,592	25,739	30,056
Less: income applicable to particpating securities	1,585	—	—	—	—

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$24,039	$24,124	$28,592	$25,739	$30,056

Per Share Data:
Income from continuing operations—basic	$0.83	$0.92	$1.10	$1.00	$0.73
Discontinued operations—basic	$—	$—	$—	$—	$0.45
Net income—basic	$0.83	$0.92	$1.10	$1.00	$1.18
Weighted average shares outstanding—basic	29,034,743	26,117,934	26,012,250	25,785,612	25,552,734
Income from continuing operations—diluted	$0.77	$0.92	$1.09	$0.99	$0.71
Discontinued operations—diluted	$—	$—	$—	$—	$0.45
Net income—diluted	$0.77	$0.92	$1.09	$0.99	$1.16
Weighted average shares outstanding—diluted	33,351,626	26,256,165	26,195,211	26,030,505	25,874,433
Book value per common share	$10.66	$9.99	$8.97	$8.06	$7.26
Tangible book value per common share	$9.02	$8.82	$7.54	$6.63	$5.81
Dividends per common share	$0.20	$0.20	$0.19	$0.19	$0.18

	2009	2008	2007	2006	2005
Balance Sheet Data(1):
Total assets	$4,570,720	$3,951,996	$3,182,863	$2,880,697	$2,690,305
Loans held for sale	432,202	198,866	100,015	126,839	194,712
Investment securities	545,737	385,327	191,175	187,225	177,379
Loans, net of unearned income	3,071,769	2,965,619	2,597,362	2,203,019	1,956,066
Allowance for loan losses	(52,092)	(40,672)	(26,517)	(24,722)	(22,666)
Goodwill and intangible assets, net	51,496	36,568	37,307	37,136	37,362
Total deposits	3,278,039	2,926,099	2,393,354	2,496,050	2,321,109
Capital lease obligations	12,128	8,651	3,994	4,148	72
Notes payable	68,550	151,014	40,256	35,860	46,460
Junior subordinated debentures	67,012	67,012	51,548	51,548	51,548
PlainsCapital Corporation shareholders’ equity	422,500	399,815	233,890	209,332	186,431

Performance Ratios:
Return on average shareholders’ equity	7.50%	7.61%	12.98%	13.20%	17.42%
Return on average assets	0.71%	0.68%	0.95%	0.95%	1.19%
Net interest margin (taxable equivalent)(2)	4.00%	4.17%	4.27%	4.36%	3.96%
Efficiency ratio(3)	77.14%	75.93%	75.40%	78.20%	81.19%

Asset Quality Ratios:
Total nonperforming assets to total loans and other real estate	2.88%	1.96%	0.92%	0.66%	1.11%
Allowance for loan losses to nonperforming loans	75.47%	86.87%	153.81%	226.79%	119.43%
Allowance for loan losses to total loans	1.70%	1.37%	1.02%	1.12%	1.16%
Net charge-offs to average loans outstanding(4)	1.82%	0.37%	0.16%	0.15%	0.26%

Capital Ratios:
Leverage ratio	9.45%	12.71%	8.06%	8.22%	7.92%
Tier 1 risk-based capital ratio	12.10%	12.83%	8.99%	9.27%	9.24%
Total risk-based capital ratio	13.90%	14.53%	10.67%	10.91%	10.97%
Equity to assets ratio	9.24%	10.12%	7.35%	7.27%	6.93%
Dividend payout ratio(5)	26.40%	22.02%	17.26%	19.06%	15.33%
Tangible common equity to tangible assets	6.25%	7.04%	6.25%	6.06%	5.62%

(1)	Balance sheet includes First Southwest as of December 31, 2008.
(2)	Net interest income divided by average interest-earning assets.
(3)	Noninterest expenses divided by the sum of total noninterest income and net interest income for the year.
(4)	Average loans outstanding exclude loans held for sale.
(5)	Total dividends to common shares paid divided by net income attributable to PlainsCapital Corporation for the year.

GAAP Reconciliation and Management’s Explanation of Non-GAAP Financial Measures

We present two measures in our summary consolidated financial data that are not measures of financial performance recognized by GAAP.

“Tangible book value per common share” is defined as our total shareholders’ equity, excluding preferred stock, reduced by goodwill and other intangible assets, divided by total common shares outstanding. “Tangible common shareholders’ equity to tangible assets” is defined as our total shareholders’ equity, excluding preferred stock, reduced by goodwill and other intangible assets divided by total assets reduced by goodwill and other intangible assets.

These measures are important to investors interested in changes from period to period in tangible common equity per share exclusive of changes in intangible assets. For companies such as ours that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill and other intangible assets related to those transactions.

You should not view this disclosure as a substitute for results determined in accordance with GAAP, and our disclosure is not necessarily comparable to that of other companies that use non-GAAP measures. The following table reconciles these non-GAAP financial measures to the most comparable GAAP financial measures, “book value per common share” and “PlainsCapital Corporation shareholders’ equity to total assets.”

	As of December 31,
	2009	2008	2007	2006	2005
Book value per common share	$10.66	$9.99	$8.97	$8.06	$7.26
Effect of goodwill and intangible assets per share	$(1.64)	$(1.17)	$(1.43)	$(1.43)	$(1.45)
Tangible book value per common share	$9.02	$8.82	$7.54	$6.63	$5.81
PlainsCapital Corporation shareholders’ equity	$422,500	$399,815	$233,890	$209,332	$186,431
Less: preferred stock	88,400	87,631	—	—	—
Less: goodwill and intangible assets, net	51,496	36,568	37,307	37,136	37,362

Tangible common equity	282,604	275,616	196,583	172,196	149,069
Total assets	4,570,720	3,951,996	3,182,863	2,880,697	2,690,305
Less: goodwill and intangible assets, net	51,496	36,568	37,307	37,136	37,362

Tangible assets	4,519,224	3,915,428	3,145,556	2,843,561	2,652,943
Tangible common equity to tangible assets	6.25%	7.04%	6.25%	6.06%	5.62%

Consolidated Interim Financial Information (Unaudited)

The following tables present unaudited consolidated interim financial information for the years ended December 31, 2009 and 2008 (in thousands, except per share data).

	Year Ended December 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$52,877	$51,440	$50,872	$47,634
Interest expense	10,472	10,830	9,885	11,277

Net interest income	42,405	40,610	40,987	36,357
Provision for loan losses	27,600	14,310	10,750	14,013
Noninterest income	86,488	86,389	91,465	70,566
Noninterest expense	110,602	97,414	96,739	77,282

Net income (loss) before taxes	(9,309)	15,275	24,963	15,628
Income tax provision (benefit)	(4,982)	5,523	8,866	5,602

Net income (loss)	(4,327)	9,752	16,097	10,026
Less: Net income attributable to noncontrolling interest	94	70	33	23

Net income (loss) attributable to PlainsCapital Corporation	$(4,421)	$9,682	$16,064	$10,003

Earnings (loss) per common share
Basic	$(0.18)	$0.27	$0.47	$0.27
Diluted	(0.18)	0.25	0.44	0.26

	Year Ended December 31, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$46,469	$46,663	$47,182	$53,078
Interest expense	13,902	15,124	15,839	21,204

Net interest income	32,567	31,539	31,343	31,874
Provision for loan losses	15,000	2,635	2,883	2,300
Noninterest income	32,357	31,444	27,933	27,332
Noninterest expense	50,583	47,588	43,680	44,434

Net income (loss) before taxes	(659)	12,760	12,713	12,472
Income tax provision (benefit)	(723)	4,582	4,523	4,343

Net income	64	8,178	8,190	8,129
Less: Net income attributable to noncontrolling interest	203	52	84	98

Net income (loss) attributable to PlainsCapital Corporation	$(139)	$8,126	$8,106	$8,031

Earnings (loss) per common share
Basic	$(0.01)	$0.31	$0.31	$0.31
Diluted	(0.01)	0.31	0.31	0.30

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes thereto included in Item 8.

Forward-Looking Statements

Certain statements contained in this MD&A that are not statements of historical fact constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements.

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

(9)

our participation in governmental programs implemented under the EESA and ARRA, including without limitation the TARP, the Capital Purchase Program, and the TLGP, including the TAGP, and the impact of such programs and related regulations on us and on international, national, and local economic and financial markets and conditions; and

(10)	future legislative or administrative changes to the TARP Capital Purchase Program enacted under the EESA.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this MD&A except to the extent required by federal securities laws.

Overview

We are a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. As of December 31, 2009, on a consolidated basis, we had total assets of approximately $4.6 billion, total deposits of approximately $3.3 billion, total loans, including loans held for sale, of approximately $3.5 billion and shareholders’ equity of approximately $422.5 million. The Bank, one of our wholly owned subsidiaries, provides a broad array of products and services, including commercial banking, personal banking, wealth management and treasury management, from offices located throughout central, north and west Texas. In addition to the Bank, we have various subsidiaries with specialized areas of expertise that also offer an array of products and services such as mortgage origination and financial advisory services.

We have experienced significant balance sheet growth since our inception. During the year ended December 31, 2009, our assets increased by 15.7%, driven by growth in loans of 10.7%. The growth in assets, particularly loans held for sale, during 2009 was primarily driven by a sharp increase in originations from our mortgage origination business. We temporarily hold these mortgage loans for sale on our balance sheet. During 2009, our deposits increased by 12.0%.

We generate revenue from net interest income and from noninterest income. Net interest income is the difference between interest income we earn on loans and securities and interest expense we incur on deposits and borrowings. Net interest income is a significant contributor to revenues and net income. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. During 2009, we generated $160.4 million in net interest income, a 25.9% increase over the year ended December 31, 2008. The increase in net interest income was primarily due to the growth in the principal amount of securities and loans that we own. Net interest margin is a measure of net interest income as a percentage of average interest-earning assets, which is comprised primarily of loans and securities we own. Our taxable equivalent net interest margin was 4.00% for the year ended December 31, 2009 versus 4.17% for the year ended December 31, 2008. The decrease in net interest margin was primarily due to changes in the composition of, and yield on, our earning assets due to the acquisition of First Southwest.

The contribution of noninterest income to revenue has increased significantly since we expanded our product and service offerings starting with our 1998 acquisition of a Lubbock-based mortgage company. Our noninterest income is primarily comprised of three components:

(i)

Income from mortgage loan origination and net gains from sale of loans. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During 2009, we generated $220.1 million in income from loan origination and net gains from sale of loans, a 133.3% increase over the year ended December 31, 2008. This significant increase in income was primarily due to a favorable interest rate environment for mortgage refinancing in the first half of 2009, as well as an increase in the volume of mortgage originations for home purchases that began in the third quarter of 2009.

(ii)

Investment advisory fees and commissions and securities brokerage fees and commissions. Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We earned $95.1 million and $5.9 million in investment advisory fees and commissions and securities brokerage fees and commissions during the years ended December 31, 2009 and December 31, 2008, respectively. This significant increase in revenue was due to our acquisition of First Southwest on December 31, 2008.

(iii)

Service charges on depositor accounts. We generate fees associated with offering depository services to our banking customers. We earned $9.1 million and $9.4 million in service charges on depositor accounts during the years ended December 31, 2009 and December 31, 2008, respectively.

In the aggregate, we generated $334.9 million and $119.1 million in noninterest income during the years ended December 31, 2009 and December 31, 2008, respectively. The contribution of noninterest income to net revenues was approximately 67.62% during 2009 versus 48.32% during 2008. The increase in noninterest income was primarily due to the favorable interest rate environment for mortgage refinancing during 2009 and the addition of the operations of First Southwest in 2009.

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

Our reportable segments also serve as reporting units for the purpose of testing our goodwill for impairment. None of our reporting units is at risk of failing the Step 1 impairment test prescribed in the Goodwill Subtopic of the FASB Accounting Standards Codification.

During 2009, PlainsCapital changed its reporting of segment results. We describe this change in Note 26 to our consolidated financial statements. Segment net revenue percentages reflect net revenue from external customers.

How We Generate Revenue and Net Income

We are substantially dependent on our banking segment for revenue, which provides primarily business banking and personal banking products and services. Approximately 35.87% and 59.44% of our net revenue was derived from the banking segment for the years ended December 31, 2009 and 2008, respectively. The banking segment generates revenue from earning assets, and its results of operations are primarily dependent on net interest income. Net interest income represents the difference between the income earned on the banking segment’s assets, including its loans and investment securities, and the banking segment’s cost of funds, including the interest paid by the banking segment on its deposits and borrowings that are used to support the banking segment’s assets. The banking segment also derives revenue from other sources, primarily service charges on customer deposit accounts and trust fees.

Our mortgage origination segment’s operations have historically represented our second largest source of net revenue. The mortgage origination segment generated approximately 43.30% and 38.17% of our net revenue for the years ended December 31, 2009 and 2008, respectively. The mortgage origination segment offers a variety of loan products from offices in 32 states, and generates revenue primarily from fees charged on the origination of loans and from selling these loans in the secondary market.

We generate the remainder of our net revenue primarily from our financial advisory services. While the financial advisory segment contributed only 2.39% to net revenue for the year ended December 31, 2008, it did not include First Southwest, whose operations have been included in the financial advisory segment beginning as of January 1, 2009. The financial advisory segment contributed 20.83% to total net revenue for the year ended December 31, 2009.

The fluctuations in the share of total net revenue provided by our various segments for the year ended December 31, 2009 compared with the year ended December 31, 2008 generally reflect substantial revenue growth in the mortgage origination segment and the inclusion of First Southwest in our consolidated operations. The mortgage origination segment experienced revenue growth primarily as a result of the favorable interest rate environment for mortgage refinancing in the first half of 2009, an increase in the volume of mortgage originations for home purchases that began in the third quarter of 2009, the growth of PrimeLending’s sales force and the opening of new locations during 2009. Revenue growth also resulted from the acquisition of First Southwest, the operations of which were reflected in the financial advisory segment’s operating results beginning January 1, 2009. We describe the operating results of each of our segments more fully in the sections that follow.

Operating Results

Consolidated net income for the year ended December 31, 2009 was $31.3 million, or $0.77 per diluted share, compared with $24.1 million, or $0.92 per diluted share, for the year ended December 31, 2008, and $28.6 million, or $1.09 per diluted share, for the year ended December 31, 2007.

We consider the ratios shown in the table below to be key indicators of our performance.

	Year Ended December 31,
	2009	2008	2007
Return on average shareholders’ equity	7.50%	7.61%	12.98%
Return on average assets	0.71%	0.68%	0.95%
Net interest margin (taxable equivalent)	4.00%	4.17%	4.27%
Leverage ratio	9.45%	12.71%	8.06%
Efficiency ratio	77.14%	75.93%	75.40%

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

The changes in our earnings during the periods described above are primarily attributable to the factors listed below (in thousands).

	Earnings Increase (Decrease) Year Ended December 31,
	2009 v. 2008	2008 v. 2007
Net interest income	$33,036	$11,233
Provision for loan loss	(43,855)	(17,301)
Income from loan origination and net gains from sale of loans	125,775	33,870
Investment advisory and brokerage fees and commissions	89,229	(333)
Noninterest expense	(195,752)	(35,470)
All other (including tax effects)	(1,229)	3,533

	$7,204	$(4,468)

Net Interest Income

The following table summarizes the components of net interest income (in thousands):

	Year Ended December 31,
	2009	2008	2007	Variance
				2009 v. 2008	2008 v. 2007
Interest income
Loans, including fees	$180,119	$182,683	$209,243	$(2,564)	$(26,560)
Securities	16,955	9,519	9,497	7,436	22
Federal funds sold	90	477	1,330	(387)	(853)
Interest-bearing deposits with banks	259	73	207	186	(134)
Other securities	5,400	640	618	4,760	22

Total interest income	202,823	193,392	220,895	9,431	(27,503)

Interest expense
Deposits	32,137	48,236	89,058	(16,099)	(40,822)
Notes payable and other borrowings	10,327	17,833	15,747	(7,506)	2,086

Total interest expense	42,464	66,069	104,805	(23,605)	(38,736)

Net interest income	$160,359	$127,323	$116,090	$33,036	$11,233

Net interest income increased $33.0 million in 2009 compared with 2008. Net interest income in 2008 increased $11.2 million compared with 2007. The increase in net interest income for both periods was primarily due to fluctuations within the banking segment and is discussed further in the “Lines of Business” section below.

Noninterest Income

Noninterest income was $334.9 million in 2009 compared with $119.1 million in 2008, an increase of $215.8 million. Noninterest income increased by $34.8 million for the year ended December 31, 2008 to $119.1 million compared with $84.3 million in 2007. The increase in both periods was primarily due to increased income from loan originations and net gains on the sale of loans in the mortgage origination segment. In 2009 compared to 2008, PrimeLending experienced higher mortgage loan origination volume that resulted from increased mortgage refinancing activity, growth in PrimeLending’s sales force and the opening of new offices. In addition, PrimeLending increased the number of loans it sold to its correspondents under mandatory commitments relative to the number it sold on a “best efforts” basis, which resulted in a greater average margin per loan sold when compared with sales during 2008.

During 2008 compared to 2007, PrimeLending benefited from a shift in the composition of mortgage loan originations toward government-guaranteed mortgages. Government-guaranteed mortgages have a higher value and greater marketability in the secondary market than non-government-guaranteed mortgages, resulting in increased gains on sales of loans. Mortgage loan origination volume also increased in 2008 compared to 2007, primarily due to expansion of PrimeLending’s sales force.

Also contributing to the increase in noninterest income during 2009 was an increase in income derived from the financial advisory segment. The increase was due to First Southwest, whose operations were included in the financial advisory segment beginning January 1, 2009.

Noninterest Expense

The following table summarizes noninterest expense for the periods indicated below (in thousands).

	Year Ended December 31,
	2009	2008	2007	Variance	Variance
				2009 v. 2008	2008 v. 2007
Noninterest expense
Employees’ compensation and benefits	$240,667	$112,186	$93,680	$128,481	$18,506
Occupancy and equipment, net	50,992	28,137	24,444	22,855	3,693
Professional services	23,783	11,602	9,798	12,181	1,804
Deposit insurance premium	6,295	1,564	441	4,731	1,123
Repossession and foreclosure	5,716	3,386	474	2,330	2,912
Other	54,584	29,410	21,978	25,174	7,432

Total noninterest expense	$382,037	$186,285	$150,815	$195,752	$35,470

Noninterest expense in 2009 increased $195.8 million compared with the year ended December 31, 2008. The largest components of this increase were employees’ compensation and benefits, occupancy and equipment expenses, net of rental income, professional services and other expenses. Noninterest expense in 2008 increased $35.5 million compared with the year ended December 31, 2007. The largest components of this increase were employees’ compensation and benefits and other expenses.

Employees’ compensation and benefits increased $128.5 million for the year ended December 31, 2009 compared to 2008. The increase was primarily attributable to increased costs in the mortgage origination segment and the financial advisory segment. In the mortgage origination segment, employee compensation costs rose due to increased staffing levels for the additional mortgage banking offices opened during 2008 and 2009, as well as higher commission-related costs due to the increase in mortgage loan originations. In the financial advisory segment, the increase in employees’ compensation and benefits was driven by the acquisition of First Southwest whose operations were included in the financial advisory segment beginning January 1, 2009.

Employees’ compensation and benefits increased $18.5 million for the year ended December 31, 2008 compared to 2007. The increase was primarily attributable to the mortgage origination segment, which increased staffing levels for the 24 additional mortgage banking offices opened in 2008 and incurred higher commission costs due to the increase in sales volume.

Occupancy and equipment expenses, net of rental income, increased $22.9 million in 2009 compared with the year ended December 31, 2008. The increase was primarily due to the acquisition of First Southwest. Occupancy and equipment expenses, net of rental income, increased $3.7 million in 2008 compared with the year ended December 31, 2007. The increase was attributable to the mortgage origination segment due to costs incurred on the additional mortgage banking offices added during 2008.

Professional services were $23.8 million in 2009, an increase of $12.2 million compared to the year ended December 31, 2008. Among the factors contributing to the increase in professional services were higher volume-related professional services fees at PrimeLending, the inclusion of the operations of First Southwest in the financial advisory segment as of January 1, 2009, and costs related to our becoming a public reporting company, including costs related to our initial public offering, which began in the third quarter of 2009, but which was postponed in the fourth quarter of 2009.

Other expenses increased $25.2 million in 2009 compared with the year ended December 31, 2008. The increase was primarily attributable to the mortgage origination segment due to increases in variable expenses that fluctuate with the volume of loan originations. Also contributing to the increase in other expenses was the acquisition of First Southwest. Other expenses increased $7.4 million in 2008 compared with the year ended December 31, 2007. The increase was attributable to the mortgage origination segment due to unreimbursed closing costs on loans and funding fees for loan closing costs and originations.

Lines of Business

Banking Segment

The following table summarizes the results for the banking segment for the indicated periods (in thousands):

	Year Ended December 31,
	2009	2008	2007	Variance	Variance
				2009 v. 2008	2008 v. 2007
Net interest income	$157,106	$126,552	$114,912	$30,554	$11,640
Provision for loan losses	66,673	22,818	5,517	43,855	17,301
Noninterest income	20,556	19,898	18,822	658	1,076
Noninterest expense	99,069	93,534	85,668	5,535	7,866

Net income before taxes	11,920	30,098	42,549	(18,178)	(12,451)
Income tax provision	2,628	10,272	14,400	(7,644)	(4,128)

Net income	$9,292	$19,826	$28,149	$(10,534)	$(8,323)

Net income was $9.3 million for the year ended December 31, 2009, a decrease of $10.5 million compared to 2008. Net income was $19.8 million for the year ended December 31, 2008, a decrease of $8.3 million compared to 2007. The decrease for both periods was primarily due to an increase in the provision for loan losses and an increase in noninterest expense, partially offset by an increase in net interest income.

Provision for loan losses increased by $43.9 million in 2009 compared with the year ended December 31, 2008, and $17.3 million in 2008 compared with the year ended December 31, 2007. The increase in the provision for loan losses for both periods was primarily a result of a significant increase in non-performing loans and loan charge-offs due to challenging economic conditions. Noninterest expense increased by $5.5 million for the year ended December 31, 2009 compared to 2008. The increases were primarily due to increases in deposit insurance premiums, occupancy and equipment expenses, and repossession and foreclosure expenses. Noninterest expense increased by $7.9 million for the year ended December 31, 2008 compared to 2007. The increases were primarily due to increases in employees’ compensation and benefits and repossession and foreclosure expenses.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Years Ended December 31,
	2009 v. 2008			2008 v. 2007
	Change Due To(1)		Change	Change Due To(1)		Change
	Volume	Yield/Rate		Volume	Yield/Rate
Interest income
Loans	$12,128	$(17,707)	$(5,579)	$26,999	$(58,273)	$(31,274)
Investment securities(2)	13,774	(4,985)	8,789	532	(215)	317
Federal funds sold	(70)	(317)	(387)	55	(908)	(853)
Interest-bearing deposits in other financial institutions	911	(749)	162	48	(154)	(106)
Other securities	96	(140)	(44)	665	(643)	22

Total interest income(2)	26,839	(23,898)	2,941	28,299	(60,193)	(31,894)
Interest expense
Deposits	12,746	(28,991)	(16,245)	11,188	(52,195)	(41,007)
Notes payable and other borrowings	1,268	(11,345)	(10,077)	31,581	(32,906)	(1,325)

Total interest expense	14,014	(40,336)	(26,322)	42,769	(85,101)	(42,332)

Net interest income(2)	$12,825	$16,438	$29,263	$(14,470)	$24,908	$10,438

(1)	Changes attributable to both volume and yield/rate are included in yield/rate.
(2)	Taxable equivalent.

Net interest income increased $29.3 million in 2009 compared with 2008. Increases in the volume of interest-earning assets, primarily in the investment securities portfolio, increased net interest income by $26.8 million, while increases in the volume of interest-bearing liabilities reduced net interest income by $14.0 million. Changes in yields earned and rates paid increased net interest income by $16.4 million. Yields on the majority of variable rate loans declined to their respective rate floors in the first quarter of 2009, while the yields on the investment securities portfolio decreased due to relatively lower market yields, particularly on the auction rate bonds acquired in connection with our acquisition of First Southwest. The $40.3 million decrease in the rates paid on interest-bearing liabilities was primarily due to the decrease in market interest rates compared with the prevailing market rates in 2008.

Net interest income increased $10.4 million in 2008 compared with 2007. The increase primarily resulted from a $28.3 million increase in interest income due to an increase in the volume of interest-earning assets, partially offset by a $42.8 million increase in interest expense due to an increase in the volume of interest-bearing liabilities. Changes in the yields earned, primarily in the loan portfolio, reduced net interest income by $60.2 million, while the decreases in the rates paid increased net interest income by $85.1 million. The decrease in the yields earned was primarily due to the declining yields on the majority of variable rate loans to their respective rate floors, while rates paid decreased due to falling market interest rates compared to 2007.

The tables below provide additional details regarding the banking segment’s net interest income (dollar amounts in thousands).

	Year Ended December 31,
	2009			2008			2007
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(1)	$2,897,588	$180,251	6.22%	$2,720,068	$185,830	6.83%	$2,419,212	$217,104	8.97%
Investment securities—taxable	227,345	9,228	4.06%	141,420	7,008	4.96%	142,927	7,448	5.21%
Investment securities— non-taxable(2)	203,479	10,164	5.00%	55,792	3,595	6.44%	45,904	2,838	6.18%
Federal funds sold	20,947	90	0.43%	24,522	477	1.95%	23,551	1,330	5.65%
Interest-bearing deposits in other financial institutions	65,858	232	0.35%	4,701	70	1.49%	3,700	176	4.76%
Other securities	26,220	596	2.27%	22,815	640	2.81%	10,986	618	5.63%

Interest-earning assets, gross	3,441,437	200,561	5.83%	2,969,318	197,620	6.66%	2,646,280	229,514	8.67%
Allowance for loan losses	(35,244)			(26,551)			(25,647)

Interest-earning assets, net	3,406,193			2,942,767			2,620,633
Noninterest-earning assets	819,172			532,588			558,019

Total assets	$4,225,365			$3,475,355			$3,178,652

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$2,816,814	32,206	1.14%	$2,230,120	48,451	2.17%	$1,982,223	89,458	4.51%
Notes payable and other borrowings	554,252	6,409	1.16%	514,664	16,486	3.20%	185,590	17,811	9.60%

Total interest-bearing liabilities	3,371,066	38,615	1.15%	2,744,784	64,937	2.37%	2,167,813	107,269	4.95%
Noninterest-bearing liabilities
Noninterest-bearing deposits	143,374			234,342			470,046
Other liabilities	191,979			151,662			254,017

Total liabilities	3,706,419			3,130,788			2,891,876
Shareholders’ equity	518,946			344,567			286,776

Total liabilities and shareholders’ equity	$4,225,365			$3,475,355			$3,178,652

Net interest income(2)		$161,946			$132,683			$122,245

Net interest spread(2)			4.68%			4.29%			3.72%
Net interest margin(2)			4.71%			4.47%			4.62%

(1)	Average loans include non-accrual loans.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $3.1 million, $1.2 million and $0.9 million for 2009, 2008 and 2007, respectively.

The banking segment’s net interest margin shown above exceeds our consolidated net interest margin. Our consolidated net interest margin includes the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the financial advisory segment, as well as the borrowing costs of PlainsCapital at the holding company level, both of which reduce our consolidated net interest margin.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investment in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense.

The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings) is constantly changing due to the banking segment’s needs and market conditions. Overall, average deposits at

December 31, 2009 were $495.7 million higher than average deposits at December 31, 2008. Average noninterest-bearing demand deposits at December 31, 2009 decreased $91.0 million from December 31, 2008 levels, while average interest-bearing demand deposits increased $526.6 million compared to 2008.

Average deposits for the year ended December 31, 2008 increased $12.2 million compared to 2007. Average noninterest-bearing demand deposits at December 31, 2008 decreased $235.7 million from December 31, 2007 levels, while average interest-bearing demand deposits increased $404.7 million compared to 2007. The change in composition is attributable to a Bank program, begun in January 2008, which sweeps demand deposits into money market accounts and reduces the amount of reserves the Bank is required to carry for regulatory purposes.

At December 31, 2009, we had approximately $166.7 million in interest-bearing deposits in a foreign branch.

The table below presents the banking segment’s average balances of deposits and the average rates paid on those deposits for the years ended December 31, 2009, 2008 and 2007 (dollar amounts in thousands).

	Year Ended December 31,
	2009		2008		2007
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$143,374	—	$234,342	—	$470,046	—
Interest-bearing demand deposits	1,442,072	0.45%	915,455	0.93%	510,797	3.36%
Savings deposits	130,991	1.12%	160,855	2.00%	165,650	4.05%
Certificates of deposit	1,122,631	2.09%	940,976	3.42%	1,111,435	5.07%
Foreign branch deposits	121,120	0.66%	212,833	2.11%	194,341	4.76%

	$2,960,188	1.09%	$2,464,461	1.97%	$2,452,269	3.65%

The maturity of interest-bearing time deposits of $100,000 or more as of December 31, 2009 is set forth in the table below (in thousands).

December 31, 2009
Months to maturity:
3 months or less	$134,831
3 months to 6 months	135,475
6 months to 12 months	114,424
Over 12 months	300,209

$684,939

The banking segment experienced growth of $117.8 million in interest-bearing time deposits of $100,000 or more for the year ended December 31, 2009 compared to 2008. At December 31, 2009, there were $384.7 million in interest-bearing time deposits scheduled to mature within one year. During 2008, interest-bearing time deposits of $100,000 or more increased by $76.6 million compared to 2007.

Mortgage Origination Segment

The following table summarizes the results for the mortgage origination segment for the indicated periods (in thousands):

	Year Ended December 31,
	2009	2008	2007	Variance	Variance
				2009 v. 2008	2008 v. 2007
Net interest income (loss)	$(1,790)	$927	$1,356	$(2,717)	$(429)
Noninterest income	216,231	93,113	59,012	123,118	34,101
Noninterest expense	187,577	87,247	59,532	100,330	27,715

Net income before taxes	26,864	6,793	836	20,071	5,957
Income tax provision	9,750	2,318	283	7,432	2,035

Net income	$17,114	$4,475	$553	$12,639	$3,922

Net income was $17.1 million for the year ended December 31, 2009, an increase of $12.6 million compared to 2008. The increase was due primarily to increases in noninterest income, partially offset by increases in noninterest expense. Increased income from loan originations and net gains on the sale of loans accounted for substantially all of the change in noninterest income, increasing by $123.1 million for the year ended December 31, 2009 compared to 2008. Mortgage loan origination volume was $5.746 billion for the year ended December 31, 2009 compared to $2.452 billion for the year ended December 31, 2008, an increase of 134.34%. During 2009, mortgage loan origination volume increased primarily due to mortgage refinancing activity driven by favorable interest rates, particularly in the first half of 2009, an increase in the volume of mortgage originations for home purchases that began in the third quarter of 2009, an increase in the size of PrimeLending’s sales force and the opening of additional PrimeLending offices. During 2009, refinancings and home purchases accounted by dollar volume for 47.83% and 52.17%, respectively, of the total mortgage loan origination volume.

Net income was $4.5 million for the year ended December 31, 2008, an increase of $3.9 million compared to 2007. The increase was due primarily to increases in noninterest income, partially offset by increases in noninterest expense. Increased income from loan originations and net gains on the sale of loans accounted for substantially all of the change in noninterest income, increasing by $34.1 million for the year ended December 31, 2008 compared to 2007. Mortgage loan origination volume was $2.452 billion for the year ended December 31, 2008 compared to $1.953 billion for the year ended December 31, 2007, an increase of 25.55%. For the year ended December 31, 2008, refinancings and home purchases accounted by dollar volume for 28.84% and 71.16%, respectively, of the total mortgage loan origination volume.

Employees’ compensation and benefits accounted for the majority of the increase in noninterest expense. Employees’ compensation and benefits increased $66.8 million for the year ended December 31, 2009 compared to 2008. For the year ended December 31, 2008, employees’ compensation and benefits accounted for the majority of the increase in noninterest expense, increasing by $14.5 million compared to 2007. The increase for both periods was attributable to increased staffing levels for the additional mortgage banking offices opened during 2008 and 2009, as well as higher commission-related costs due to the increase in mortgage loan originations. Although the increase in staffing levels and additional mortgage offices added during 2008 and 2009 increased noninterest expense, revenues increased by 38.17% and 43.30%, respectively.

Financial Advisory Segment

The following table summarizes the results for the financial advisory segment for the indicated periods (in thousands):

	Year Ended December 31,
	2009	2008	2007	Variance	Variance
				2009 v. 2008	2008 v. 2007
Net interest income (loss)	$5,043	$(156)	$(178)	$5,199	$22
Noninterest income	98,121	6,055	6,447	92,066	(392)
Noninterest expense	95,391	5,504	5,615	89,887	(111)

Net income before taxes	7,773	395	654	7,378	(259)
Income tax provision	2,631	135	221	2,496	(86)

Net income	$5,142	$260	$433	$4,882	$(173)

Net income was $5.1 million for the year ended December 31, 2009, an increase of $4.9 million compared to 2008. The increase was due primarily to First Southwest, whose operations were included in the financial advisory segment beginning January 1, 2009. The majority of noninterest income is generated from fees and commissions earned from investment advisory and securities brokerage activities, which increased $89.2 million for the year ended December 31, 2009 compared to 2008. Net income was $0.3 million for the year ended December 31, 2008, which decreased $0.2 million compared to 2007.

First Southwest received $3.1 million from the U.S. Attorney’s Office in September 2009. First Southwest made claims to recover its share of certain funds the U.S. government recovered from its investigation of a stock fraud from which First Southwest incurred significant losses in 1997. The recovery is included in other noninterest income. Contingent fees of $0.5 million were paid to attorneys who assisted First Southwest with this recovery and are included in professional services expense.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition for the years ended December 31, 2009, 2008 and 2007.

Securities Portfolio

Historically, our policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. Pursuant to our acquisition of First Southwest, we purchased a portfolio of auction rate bonds for which an active market does not currently exist. The securities portfolio plays a role in the management of interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements and the available for sale portion thereof serves as a source of liquidity.

The securities portfolio consists of two major components: securities held to maturity and securities available for sale. Securities are classified as held to maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs, and other similar factors are classified as available for sale and are carried at estimated fair value. The table below summarizes our securities portfolio (in thousands).

	December 31,
	2009	2008	2007
Securities available for sale, at fair value
U. S. Treasury securities	$—	$11,953	$—
U. S. government agencies
Bonds	—	10,038	18,000
Mortgage-backed securities	28,014	35,439	36,039
Collateralized mortgage obligations	145,361	68,515	32,637
States and political subdivisions	9,612	—	—
Auction rate bonds	44,554	40,612	—

	227,541	166,557	86,676

Securities held to maturity, at amortized cost
U. S. government agencies
Mortgage-backed securities	16,963	19,982	23,026
Collateralized mortgage obligations	50,533	29,030	29,520
States and political subdivisions	120,818	57,228	51,953
Auction rate bonds	105,699	110,969	—

	294,013	217,209	104,499
Trading securities, at fair value	24,183	1,561	—

Total securities portfolio	$545,737	$385,327	$191,175

We had a net unrealized loss of $1.1 million related to the available for sale investment portfolio at December 31, 2009, compared with a net unrealized gain of $1.1 million at December 31, 2008 and a net unrealized loss of $2.9 million at December 31, 2007.

The market value of securities held to maturity at December 31, 2009 was $0.9 million above book value. At December 31, 2008, market value of held to maturity securities was $0.2 million below book value. The market value of held to maturity securities was $1.9 million below book value at December 31, 2007.

We hold securities issued by Access to Loans for Learning Student Loan Corporation that exceed 10% of our shareholders’ equity. The aggregate book value and aggregate market value of the securities at December 31, 2009, was $128.7 million and $127.2, respectively.

The following table sets forth the estimated maturities of securities, based on current performance. Contractual maturities may be different (dollar amounts in thousands, yields are tax-equivalent).

	December 31, 2009
	One Year Or Less	One Year to Five Years	Five Years to Ten Years	Greater Than Ten Years	Total
U.S. government agencies
Mortgage-backed securities
Amortized cost	$5,347	$20,111	$13,496	$5,705	$44,659
Fair value	5,502	21,160	13,688	5,450	45,800
Weighted average yield	6.24%	5.11%	5.02%	5.53%	5.27%

Collateralized mortgage obligations
Amortized cost	—	159,859	13,262	24,177	197,298
Fair value	—	158,289	12,825	24,502	195,616
Weighted average yield	0.00%	4.30%	4.79%	5.05%	4.43%

States and political subdivisions
Amortized cost	926	3,129	14,720	111,611	130,386
Fair value	951	3,248	14,919	112,990	132,108
Weighted average yield	6.51%	6.09%	6.60%	7.21%	7.11%

Auction rate bonds
Amortized cost	—	—	—	150,321	150,321
Fair value	—	—	—	148,904	148,904
Weighted average yield	0.00%	0.00%	0.00%	2.06%	2.06%

Total securities portfolio
Amortized cost	$6,273	$183,099	$41,478	$291,814	$522,664
Fair value	6,453	182,697	41,432	291,846	522,428
Weighted average yield	6.28%	4.42%	5.51%	4.35%	4.49%

Loan Portfolio

Loans held for investment in our banking and financial advisory segments are detailed in the table below (in thousands) and classified by type.

	December 31,
	2009	2008	2007	2006	2005
Commercial and industrial	$1,266,584	$1,262,456	$1,028,332	$797,471	$744,725
Lease financing	78,088	101,902	148,780	183,219	169,536
Construction and land development	402,876	585,320	704,321	597,408	411,077
Real estate	1,127,357	839,099	678,618	588,563	598,511
Securities (including margin loans)	152,145	129,638	4,696	4,583	4,707
Consumer	49,259	51,091	36,082	35,458	31,108

Loans, gross	3,076,309	2,969,506	2,600,829	2,206,702	1,959,664
Unearned income	(4,540)	(3,887)	(3,467)	(3,683)	(3,598)
Allowance for loan losses	(52,092)	(40,672)	(26,517)	(24,722)	(22,666)

Loans, net	$3,019,677	$2,924,947	$2,570,845	$2,178,297	$1,933,400

Banking Segment

The banking segment’s loan portfolio constitutes the major earning asset of the banking segment and typically offers the banking segment its best alternative for obtaining the maximum interest spread above the cost of funds.

The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. Total loans, net of the allowance for loan losses, were $2.9 billion, $2.8 billion and $2.6 billion as of December 31, 2009, 2008 and 2007, respectively. The $40.9 million increase in net loans at December 31, 2009 compared with December 31, 2008, was primarily attributable to growth in real estate loans. For 2008 compared to 2007, net loans increased $255.9 million, primarily due to growth in commercial and industrial and real estate loans.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At December 31, 2009, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans in its real estate loan portfolio. The areas of concentration within our real estate portfolio were construction and land development loans and non-construction commercial real estate loans. At December 31, 2009, construction and land development loans were 13% of total loans, while non-construction commercial real estate loans were 26% of total loans.

The following table provides information regarding the maturities of the banking segment’s loans held for investment, excluding unearned income (dollar amounts in thousands). Non-accrual loans, excluding lease financing receivables and consumer loans, were $65.2 million at December 31, 2009.

	December 31, 2009
	Due Within One Year	Due From One To Five Years	Due After Five Years	Total
Commercial and industrial	$879,852	$343,694	$44,646	$1,268,192
Real estate (including construction and land development)	670,396	572,192	288,631	1,531,219

Total	$1,550,248	$915,886	$333,277	$2,799,411

Fixed rate loans	$1,280,372	$885,221	$332,449	$2,498,042
Floating rate loans	269,876	30,665	828	301,369

Total	$1,550,248	$915,886	$333,277	$2,799,411

In the table above, variable rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. The majority of floating rate loans carry an interest rate tied to The Wall Street Journal Prime Rate, as published in the Wall Street Journal.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $430.8 million, $192.3 million and $74.2 million as of December 31, 2009, 2008 and 2007, respectively. The $238.5 million increase in net loans at December 31, 2009 compared with December 31, 2008 was primarily attributable to internally generated growth that resulted in the opening of additional offices, market conditions that led to increased refinancing activity, as well as an increased market share attained by PrimeLending. PrimeLending was able to service the increased demand for refinancings due to the availability of warehouse financing through our banking segment. The $118.1 million increase in net loans at December 31, 2008 compared to with December 31, 2007 was primarily attributable to internally generated growth as well as increased market share at PrimeLending due to the availability of warehouse financing through our banking segment.

The components of loans held for sale and pipeline loans are shown in the following table (in thousands).

	December 31,
	2009	2008
Loans held for sale
Unpaid principal balance	$419,473	$188,143
Fair value adjustment	11,287	4,118

	$430,760	$192,261

Pipeline loans
Unpaid principal balance	$256,285	$219,700
Fair value adjustment	(512)	4,041

	$255,773	$223,741

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. Total loans, net of the allowance for loan losses, were $154.1 million as of December 31, 2009 and $125.5 million as of December 31, 2008.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Our management has responsibility for determining the level of the allowance for loan losses, subject to review by our board of directors. Among other factors, management, on a quarterly basis, considers our historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, delinquencies, non-performing credits, including impaired loans and our risk-rating-based loan “watch” list, along with national and local economic conditions.

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

We have developed a methodology that seeks to determine an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the collectability of loans, historical loss experience, peer bank loss experience, delinquency trends, economic conditions, portfolio composition and specific loss estimates for loans considered substandard or doubtful. We design our loan review program to review, on an annual basis, loan relationships that account for approximately 60% of the dollar amount of our loan portfolio, regardless of risk. We review all loan relationships that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve our desired coverage ratio. Based on management’s evaluation, estimated loan loss allowances are assigned to the individual loans that present a greater risk of loan loss. If necessary, reserves would be allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability and value of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the present value of the expected future cash flow discounted at the loan’s effective interest rate or the fair value of the underlying collateral. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers our and other peer bank loss experience ratios, delinquency trends, economic conditions, and portfolio composition is applied to the total of commercial and commercial real estate loans not specifically evaluated.

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Homogenous loans, such as consumer installment, residential mortgage loans, and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge offs from a current trend in delinquencies, losses or historical experience and general economic conditions. As of December 31, 2009, we had no material delinquencies in these types of loans.

While we believe we have sufficient allowance for our existing portfolio as of December 31, 2009, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $55.2 million for the year ended December 31, 2009, $9.9 million for the year ended December 31, 2008 and $3.7 million for the year ended December 31, 2007. Our allowance for loan losses totaled $52.1 million, $40.7 million, and $26.5 million at December 31, 2009, 2008 and 2007, respectively. The ratio of the allowance for loan losses to total loans held for investment at December 31, 2009, 2008 and 2007 was 1.70%, 1.37% and 1.02%, respectively.

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

The provision for loan losses, primarily in the banking segment, was $66.7 million for the year ended December 31, 2009, an increase of $43.9 million compared to December 31, 2008. The provision for loan losses for the year ended December 31, 2008 was 22.8 million, an increase of $17.3 million compared to December 31, 2007. The increase for both periods was primarily a result of a significant increase in non-performing loans and charge-offs due to the broad downturn in the U.S. economy. These challenging economic conditions have resulted, at times, in sudden deterioration in the creditworthiness of some seasoned borrowers, and we have significantly increased the loan loss provision, as well as the allowance for loan losses, to address these circumstances and the uncertainty of the timing of an economic recovery. Additional information regarding the allowance for loan losses can be found under the heading “Allowance for Loan Losses” above.

The following table presents the activity in our allowance for loan losses for the dates indicated (dollar amounts in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Years Ended December 31,
	2009	2008	2007	2006	2005
Balance at beginning of period	$40,672	$26,517	$24,722	$22,666	$22,086
Provisions charged to operating expenses	66,673	22,818	5,517	5,049	5,516
Recoveries of loans previously charged off
Commercial and industrial	901	1,605	974	804	892
Real estate	94	—	114	—	3
Construction and land development	32	29	100	—	305
Lease financing	10	30	11	11	46
Consumer	47	51	231	47	44

Total recoveries	1,084	1,715	1,430	862	1,290

Loans charged off
Commercial and industrial	46,822	9,445	4,044	2,022	2,383
Real estate	2,987	305	143	762	3,025
Construction and land development	3,586	1,095	697	50	—
Lease financing	1,628	580	132	405	630
Consumer	1,314	233	136	616	188

Total charge-offs	56,337	11,658	5,152	3,855	6,226

Net charge-offs	(55,253)	(9,943)	(3,722)	(2,993)	(4,936)

Allowance for losses on margin loans from FSW acquisition	—	1,280	—	—	—

Balance at end of period	$52,092	$40,672	$26,517	$24,722	$22,666

Net charge-offs to average loans outstanding	1.82%	0.37%	0.16%	0.15%	0.26%

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

	December 31,
	2009		2008		2007		2006		2005
	Reserve	% of Gross Loans	Reserve	% of Gross Loans	Reserve	% of Gross Loans	Reserve	% of Gross Loans	Reserve	% of Gross Loans
Commercial and industrial	$28,580	41.17%	$27,641	42.51%	$8,849	39.54%	$7,866	36.14%	$7,293	38.00%
Real estate (including construction and land development)	12,357	49.74%	4,928	47.97%	2,348	53.17%	3,032	53.74%	2,756	51.52%
Lease financing	1,114	2.54%	1,152	3.43%	1,012	5.72%	1,212	8.30%	1,028	8.65%
Securities (including margin loans)	1,280	4.95%	1,280	4.37%	—	0.18%	—	0.21%	—	0.24%
Consumer	469	1.60%	377	1.72%	257	1.39%	606	1.61%	167	1.59%
Unallocated	8,292		5,294		14,051		12,006		11,422

Total	$52,092	100.00%	$40,672	100.00%	$26,517	100.00%	$24,722	100.00%	$22,666	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. As of December 31, 2009, we had 22 credit relationships totaling $38.5 million in loans of this type which are not included in either the non-accrual or 90 days past due loan categories.

Non-Performing Assets

The following table presents our components of non-performing assets at the dates indicated (dollar amounts in thousands).

	December 31,
	2009	2008	2007	2006	2005
Loans accounted for on a non-accrual basis
Commercial and industrial	$38,592	$32,919	$9,953	$5,238	$1,126
Lease financing	3,835	1,388	1,955	216	—
Construction and land development	16,317	6,870	2,534	1,793	15,119
Real estate	10,279	5,149	2,773	3,622	2,556
Consumer	—	492	25	32	177

	$69,023	$46,818	$17,240	$10,901	$18,978

Non-performing loans as a percentage of total loans	1.97%	1.48%	0.64%	0.47%	0.88%

Other Real Estate Owned	$17,532	$9,637	$6,355	$3,244	$2,453

Other repossessed assets	$2,538	$1,925	$317	$489	$241

Non-performing assets	$89,093	$58,380	$23,912	$14,634	$21,672

Non-performing assets as a percentage of total assets	1.95%	1.48%	0.78%	0.57%	0.80%

Loans past due 90 days or more and still accruing	$150	$3,928	$1,263	$2,409	$20

At December 31, 2009, total non-performing assets increased $30.7 million to $89.1 million compared to December 31, 2008. Non-accrual loans increased by $22.2 million to $69.0 million at December 31, 2009 compared to December 31, 2008. Of these non-accrual loans, $38.6 million were characterized as commercial and industrial loans. The commercial and industrial loans included a $10.8 million business loan secured principally by the guarantor. Approximately $9.7 million in business loans were included in commercial and industrial loans, which are for investment properties arising primarily from a single customer relationship and secured principally by the inventory and property, plant and equipment of a group of related borrowers. Also included in the commercial and industrial loan category was $4.7 million in business loans from a single customer relationship and secured by bonds, a $4.5 million loan secured by the borrower’s accounts receivable and inventory, a $1.9 million in business loans from a single customer relationship secured by the borrower’s accounts receivable and inventory, and a $1.8 million loan secured by livestock.

Non-accrual loans at December 31, 2009 also included $16.3 million characterized as construction and land development loans. This included two residential real estate loans totaling approximately $5.8 million from a single customer relationship and secured by assisted living centers, two residential real estate development loans totaling approximately $4.4 million from a single customer relationship and secured by unimproved land, and $1.3 million in residential real estate loans from a single customer relationship secured by single family residential lots. Non-accrual loans also included $10.3 million characterized as real estate loans. This included a $2.0 million commercial real estate loan secured by unoccupied residential property, a $1.2 million commercial real estate loan secured by occupied residential property, three commercial real estate loans from a single customer relationship totaling approximately $1.2 million and secured by unoccupied townhomes, and a $1.1 million commercial real estate loan secured by a retirement center.

Loans restructured in troubled debt restructurings bearing market rates of interest at the time of restructuring and performing in compliance with their modified terms are considered impaired in the calendar year of the restructuring. At December 31, 2009, troubled debt restructurings totaled $15.3 million, of which $0.7 million were included in performing assets and $14.6 million were included in non-performing assets as non-accrual loans. Refer to Note 1 to the consolidated financial statements for a further discussion of impaired loans.

Other Real Estate Owned increased $7.9 million to $17.5 million at December 31, 2009 compared to December 31, 2008. This included $15.1 million of commercial real estate property consisting of single family residences under development and $2.2 million of residential lots at various levels of completion. The increase in Other Real Estate Owned was due primarily to the economic downturn affecting the housing market.

Total non-performing assets increased $34.5 million to $58.4 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase related primarily to the $29.6 million increase in non-accrual loans during 2008. Within this category, commercial and industrial loans made up the majority of the increase, which increased by $23.0 million for the year ended December 31, 2008 compared to 2007. Other Real Estate Owned increased $3.3 million to $9.6 million at December 31, 2008 compared to 2007. This included $7.3 million of commercial real estate property consisting of single family residences and $1.0 million of residential lots at various levels of completion. The increase in Other Real Estate Owned was due primarily to the economic downturn in the housing market during 2008.

Additional interest income that would have been recorded if the non-accrual loans had been current during the years ended December 31, 2009, 2008 and 2007 totaled $4.6 million, $3.3 million, and $1.3 million, respectively.

Borrowings

Our borrowings as of the years ended December 31, 2009, 2008 and 2007 are shown in the table below (in thousands).

	December 31,
	2009	2008	2007	Variance
				2009 v. 2008	2008 v. 2007
Short-term borrowings	$488,078	$259,876	$416,306	$228,202	$(156,430)
Notes payable	68,550	151,014	40,256	(82,464)	110,758
Junior subordinated debentures	67,012	67,012	51,548	—	15,464
Other borrowings	12,128	8,651	3,994	3,477	4,657

	$635,768	$486,553	$512,104	$149,215	$(25,551)

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, as well as borrowings at the Federal Home Loan Bank. The $228.2 million increase in short-term borrowings at December 31, 2009 compared with December 31, 2008 was due primarily to increased borrowing of $275.0 million from the Federal Home Loan Bank, which had favorable pricing relative to the brokered deposit market, providing an alternative source of funding for the Bank. Our brokered deposits were $106.8 million at December 31, 2009, a decrease of $457.6 million from December 31, 2008. The $156.4 million decrease in short-term borrowings at December 31, 2008 compared with December 31, 2007, was attributable to the maturity of approximately $250.0 million in Federal Home Loan Bank notes, partially offset by the $75.4 million increase in federal funds and securities sold under agreements to repurchase.

Notes payable consist primarily of our borrowing facilities with third party lenders. The decrease in notes payable at December 31, 2009 compared with December 31, 2008 related primarily to the redemption in January 2009 of approximately $78.6 million of notes payable that financed the auction rate bonds held by First Southwest Holdings, Inc. prior to the acquisition. We have revolving lines of credit for up to $30.0 million with

JP Morgan Chase Bank, N.A. At December 31, 2009, we had $5.4 million of additional borrowing capacity under those revolving lines of credit. The increase in notes payable at December 31, 2008 compared with December 31, 2007, reflects borrowings made to enhance capital ratios at the Bank, as well as the inclusion of the notes payable of First Southwest in our balance sheet at December 31, 2008, the acquisition date.

Liquidity and Capital Resources

Liquidity refers to the measure of our ability to meet our customers’ short-term and long-term deposit withdrawals and anticipated and unanticipated increases in loan demand without penalizing earnings. Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on our net interest income. We discuss our management of interest rate and other risks in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” below.

Our asset and liability group is responsible for continuously monitoring our liquidity position to ensure that assets and liabilities are managed in a manner that will meet our short-term and long-term cash requirements. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities and collateralized mortgage obligations, the possible sale of available for sale securities, and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits and the maturity structure of short-term borrowed funds. For short-term liquidity needs, we utilize federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. For intermediate liquidity needs, we utilize advances from the Federal Home Loan Bank. To supply liquidity over the longer term, we have access to brokered certificates of deposit, term loans at the Federal Home Loan Bank and borrowings under lines of credit with other financial institutions.

On December 19, 2008, we sold approximately $87.6 million of Series A and Series B Preferred Stock to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The shares of Series B Preferred Stock were issued to the U.S. Treasury upon the exercise of a warrant issued in conjunction with the Series A Preferred Stock. The Series A and Series B Preferred Stock are senior to shares of our Original Common Stock with respect to dividends and liquidation preference. Under the terms of the Series A Preferred Stock, we are obligated to pay a 5% per annum cumulative dividend on the stated value of the preferred stock until February 14, 2014 and thereafter at a rate of 9% per annum. As long as shares of the Series A and Series B Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our common stock) unless all accrued and unpaid dividends on the preferred stock have been paid in full. Furthermore, prior to December 19, 2011, unless we have redeemed all of the preferred stock, the consent of the U.S. Treasury will be required to, among other things, increase the per share amount of dividends paid on our common stock. After December 19, 2011 and thereafter until December 19, 2018, the consent of the U.S. Treasury (if it still holds our preferred stock) will be required for any increase in the aggregate common stock dividends per share greater than 3% per annum. After December 19, 2018, we will be prohibited from paying dividends on, or repurchasing any, common stock until the preferred stock issued to the U.S. Treasury is redeemed in whole or the U.S. Treasury has transferred all of its preferred stock to third parties. If dividends on the preferred stock are not paid in full for six dividend periods, whether or not consecutive, the U.S. Treasury will have the right to elect two directors to our board of directors until all unpaid cumulative dividends are paid in full. The terms of the Series B Preferred Stock are identical to those described above for the Series A Preferred Stock except that (i) the dividend rate is 9% per annum and (ii) the Series B Preferred Stock may not be redeemed unless all of the Series A Preferred Stock is redeemed.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

At December 31, 2009, we exceeded all regulatory capital requirements and were considered to be “well-capitalized” with a total capital to risk weighted assets ratio of 13.90%, Tier 1 capital to risk weighted assets ratio of 12.10% and a Tier 1 capital to average assets, or leverage, ratio of 9.45%. At December 31, 2009, the Bank was also considered to be “well-capitalized.” We discuss regulatory capital requirements in more detail in Note 17 to our consolidated financial statements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $160.3 million at December 31, 2009, an increase of $45.7 million, or 39.9%, from $114.6 million at December 31, 2008. This increase was primarily due to increases in net short-term borrowings and deposits, partially offset by an increase in cash used in our mortgage origination segment’s operations due to higher loan volume and purchases of securities.

Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash used in operations during 2009 was $123.1 million, an increase in cash used of $232.5 million compared with December 31, 2008. Cash used in operations increased due to higher levels of mortgage originations during 2009 and the prepayment of FDIC assessments.

Our primary use of funds is for the origination of loans, primarily commercial and industrial loans and real estate loans. Our loan portfolio, excluding loans held for sale and unearned income, at December 31, 2009, was $3.1 billion, an increase of $106.8 million compared with $3.0 billion at December 31, 2008. The increase in net loan originations was concentrated in the real estate loan portfolio.

Cash used in our investment activities included net purchases of securities for our investment portfolio during the year ended December 31, 2009, which were $137.9 million compared with net purchases of $188.9 million during the year ended December 31, 2008. The decrease in net purchases of securities during 2009 reflects the 2008 purchase of auction rate bonds acquired in connection with our acquisition of First Southwest. During 2009, we purchased both municipal securities and collateralized mortgage obligations to take advantage of attractive yields and provide collateral for pledging and, with respect to collateralized mortgage obligations, repurchase agreements. We sold approximately $45.9 million of available for sale securities during 2009. We did not sell securities during the years ended December 31, 2008, or 2007.

Cash provided by financing activities was $504.4 million during the year ended December 31, 2009 compared with $363.4 million for the year ended December 31, 2008. The $141.0 million increase is primarily attributable to the net increase in short-term borrowings. PlainsCapital had $5.4 million of additional borrowing capacity under revolving lines of credit at December 31, 2009.

We had deposits of $3.3 billion at December 31, 2009, an increase of $351.9 million, or 12.03%, from $2.9 billion at December 31, 2008. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Within deposits, interest-bearing money market deposits at December 31, 2009 increased by $668.3 million from the December 31, 2008 level. Brokered deposits at December 31, 2009 decreased by $457.6 million from the level at December 31, 2008, resulting from our decision to pursue other sources of funding with more favorable pricing.

Our 15 largest depositors, excluding First Southwest, our indirect wholly owned subsidiary, accounted for approximately 25.45% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 16.63% of our total deposits at December 31, 2009. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available, albeit currently at slightly higher rates, to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with commercial banks of up to $160.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. FSC did not borrow any funds under these credit arrangements as of December 31, 2009.

The following table presents information regarding our contractual obligations (in thousands) at December 31, 2009. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payments Due by Period
	1 year or Less	More than 1 Year but Less than 3 Years	3 Years or More but Less than 5 Years	5 Years or More	Total
Contractual obligations
Short-term borrowings	$488,078	$—	$—	$—	$488,078
Long-term debt obligations	29,684	—	—	105,878	135,562
Capital lease obligations	993	1,011	3,229	12,014	17,247
Operating lease obligations	15,323	13,580	25,200	20,262	74,365

Total	$534,078	$14,591	$28,429	$138,154	$715,252

Off-Balance Sheet Arrangements; Commitments; Guarantees

In the normal course of business, we enter into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.

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

In the normal course of business, FSC executes, settles, and finances various securities transactions that may expose FSC to off-balance sheet risk in the event that a customer or counterparty does not fulfill its contractual obligations. Examples of such transactions include the sale of securities not yet purchased by customers or for the account of FSC, clearing agreements between FSC and various clearinghouses and broker-dealers, secured financing arrangements that involve pledged securities, and when-issued underwriting and purchase commitments.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to our consolidated financial statements, which are included in this Annual Report. You are encouraged to read in its entirety Note 1 to our consolidated financial statements for additional insight into management’s approach and methodology in estimating the allowance for loan losses. We believe that of our significant accounting policies, the allowance for loan losses may involve a higher degree of judgment and complexity.

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. Loans are charged to the allowance when the loss is confirmed or when a determination is made that a probable loss has occurred on a specific loan. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the ability to collect certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control. For a complete discussion of allowance for loan losses and provisions for loan losses, see the section entitled “Allowance for Loan Losses” earlier in this Item 7.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on December 31, 2009 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

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

	December 31, 2009
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
	(Dollar amounts in thousands)
Interest sensitive assets:
Loans	$2,436,237	$357,843	$314,033	$90,623	$149,327	$3,348,063
Securities	233,415	72,398	163,688	30,774	21,279	521,554
Federal funds sold	12,044	—	—	—	—	12,044
Other interest sensitive assets	65,083	—	—	—	—	65,083

Total interest sensitive assets	2,746,779	430,241	477,721	121,397	170,606	3,946,744

Interest sensitive liabilities:
Interest bearing checking	$1,459,851	$—	$—	$—	$—	$1,459,851
Savings	135,962	—	—	—	—	135,962
Time deposits	590,699	384,580	28,001	4,427	2,457	1,010,164
Notes payable & other borrowings	213,307	277,241	2,033	1,103	8,056	501,740

Total interest sensitive liabilities	2,399,819	661,821	30,034	5,530	10,513	3,107,717

Interest sensitivity gap	$346,960	$(231,580)	$447,687	$115,867	$160,093	$839,027

Cumulative interest sensitivity gap	$346,960	$115,380	$563,067	$678,934	$839,027

Percentage of cumulative gap to total interest sensitive assets	8.79%	2.92%	14.27%	17.20%	21.26%

The positive GAP in the interest rate sensitivity analysis indicates that banking segment net interest income would generally rise if rates increase. Because of inherent limitations in interest rate sensitivity analysis, the banking segment uses multiple interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine the effect on net interest income changes for the next 12 months. The banking segment also measures the effects of changes in interest rates on market value of portfolio equity by discounting projected cash flows of deposits and loans. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. We believe the simulation analysis presents a more accurate picture than the GAP analysis. Simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products. Also, unlike GAP analysis, simulation analysis takes into account the effect of embedded options in the securities and loan portfolios as well as any off-balance-sheet derivatives. The projected changes in net interest income at December 31, 2009 were in compliance with established policy guidelines.

The table below shows the estimated impact of increases and decreases in interest rates of 1%, 2% and 3% on net interest income and on market value of portfolio equity for the banking segment as of December 31, 2009 (dollar amounts in thousands).

	December 31, 2009
	Changes In Net Interest Income		Changes in Market Value of Equity
Change in Interest rates	Amount	Percent	Amount	Percent
Up 3%	$(9,628)	-5.76%	$1,391	0.22%
Up 2%	$(12,717)	-7.60%	$9	0.00%
Up 1%	$(9,773)	-5.84%	$(3,897)	-0.62%
Down 1%	$(828)	-0.50%	$(34,885)	-5.56%
Down 2%	$(3,801)	-2.27%	$(78,451)	-12.50%
Down 3%	$(5,541)	-3.31%	$(120,430)	-19.18%

The projected changes in net interest income and market value of equity to changes in interest rates at December 31, 2009 were in compliance with established policy guidelines. These projected changes in net interest income results are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

The historically low level of interest rates, combined with the existence of rate floors that are in effect for a significant portion of the loan portfolio, are projected to cause yields on our earning assets to rise more slowly than increases in market interest rates. As a result, in a rising interest rate environment, our interest rate margins are projected to compress until the rise in market interest rates is sufficient to allow our loan portfolio to reprice above applicable rate floors. In the table above, the majority of the loans would begin to reprice if interest rates were to rise by 3%.

Due to historically low interest rates, the table above may not predict the full effect of decreasing interest rates upon our net interest income that would occur in a more traditional, higher interest rate environment because short-term interest rates are near zero percent and certain modeling assumptions, such as the restriction that deposit and loan rates cannot fall below zero percent, may distort the model’s results.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PlainsCapital Corporation

We have audited the accompanying consolidated balance sheets of PlainsCapital Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PlainsCapital Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas

March 26, 2010

PlainsCapital Corporation and Subsidiaries

Consolidated Balance Sheets

December 31,

	2009	2008
	(In thousands)
Assets
Cash and due from banks	$148,274	$92,785
Federal funds sold	12,044	21,786
Assets segregated for regulatory purposes	—	11,500
Loans held for sale	432,202	198,866
Securities
Held to maturity, fair market value $294,887 and $217,019, respectively	294,013	217,209
Available for sale, amortized cost $228,651 and $165,417 respectively	227,541	166,557
Trading, at fair market value	24,183	1,561

	545,737	385,327
Loans, net of unearned income	3,071,769	2,965,619
Allowance for loan losses	(52,092)	(40,672)

Loans, net	3,019,677	2,924,947
Broker-dealer and clearing organization receivables	82,714	45,331
Fee award receivable	20,504	21,544
Investment in unconsolidated subsidiaries	2,012	2,012
Premises and equipment, net	75,602	57,336
Accrued interest receivable	15,876	16,164
Other real estate owned	17,531	9,637
Goodwill, net	35,880	36,486
Other intangible assets, net	15,616	82
Other assets	147,051	128,193

Total assets	$4,570,720	$3,951,996

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$223,551	$194,901
Interest-bearing	3,054,488	2,731,198

Total deposits	3,278,039	2,926,099
Broker-dealer and clearing organization payables	108,272	59,203
Short-term borrowings	488,078	259,876
Capital lease obligation	12,128	8,651
Notes payable	68,550	151,014
Junior subordinated debentures	67,012	67,012
Other liabilities	124,531	78,617

Total liabilities	4,146,610	3,550,472
Commitments and contingencies
Shareholders’ equity
PlainsCapital Corporation shareholders’ equity
Preferred stock, $1.00 par value per share, authorized 50,000,000 shares;
Series A, 87,631 shares issued	83,595	82,736
Series B, 4,382 shares issued	4,805	4,895
Original Common Stock, $0.001 par value per share, authorized 50,000,000 shares; 31,614,420 and 31,573,518 shares issued, respectively	32	32
Common Stock, $0.001 par value per share, authorized 150,000,000 shares; zero shares issued	—	—
Surplus	150,626	147,445
Retained earnings	186,743	167,865
Accumulated other comprehensive income (loss)	(300)	331

	425,501	403,304
Unearned ESOP shares (275,867 and 320,712 shares, respectively)	(3,001)	(3,489)

Total PlainsCapital Corporation shareholders’ equity	422,500	399,815
Noncontrolling interest	1,610	1,709

Total shareholders’ equity	424,110	401,524

Total liabilities and shareholders’ equity	$4,570,720	$3,951,996

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31,

(In thousands, except per share amounts)

	2009	2008	2007
Interest income:
Loans, including fees	$180,119	$182,683	$209,243
Securities
Taxable	9,461	7,135	7,581
Tax-exempt	7,494	2,384	1,916
Federal funds sold	90	477	1,330
Interest-bearing deposits with banks	259	73	207
Other	5,400	640	618

Total interest income	202,823	193,392	220,895

Interest expense
Deposits	32,137	48,236	89,058
Short-term borrowings	2,749	10,239	8,361
Capital lease obligation	493	389	224
Notes payable	3,491	2,878	2,627
Junior subordinated debentures	2,960	4,327	4,535
Other	634	—	—

Total interest expense	42,464	66,069	104,805

Net interest income	160,359	127,323	116,090
Provision for loan losses	66,673	22,818	5,517

Net interest income after provision for loan losses	93,686	104,505	110,573

Noninterest income
Service charges on depositor accounts	9,055	9,445	7,614
Net realized gains on sale of securities	316	—	—
Income from loan origination and net gains from sale of loans	220,128	94,353	60,483
Trust fees	3,879	4,450	4,043
Investment advisory fees and commissions	73,773	5,800	6,066
Securities brokerage fees and commissions	21,319	63	130
Other	6,438	4,955	5,945

Total noninterest income	334,908	119,066	84,281

Noninterest expense
Employees’ compensation and benefits	240,667	112,186	93,680
Occupancy and equipment, net	50,992	28,137	24,444
Professional services	23,783	11,602	9,798
Deposit insurance premiums	6,295	1,564	441
Repossession and foreclosure, net of recoveries	5,716	3,386	474
Other	54,584	29,410	21,978

Total noninterest expense	382,037	186,285	150,815

Income before income taxes	46,557	37,286	44,039
Income tax provision	15,009	12,725	14,904

Net income	31,548	24,561	29,135
Less: Net income attributable to noncontrolling interest	220	437	543

Net income attributable to PlainsCapital Corporation	31,328	24,124	28,592
Dividends on preferred stock and other	5,704	—	—

Income applicable to PlainsCapital Corporation common shareholders	$25,624	$24,124	$28,592

Earnings per share
Basic	$0.83	$0.92	$1.10

Diluted	$0.77	$0.92	$1.09

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Comprehensive Income	PlainsCapital Corporation Shareholders								Noncontrolling Interest	Total
		Preferred Stock		Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares
		Shares	Amount	Shares	Amount
	(Dollars in thousands)
Year Ended December 31, 2007
Balance, January 1, 2007		—	$—	26,382,372	$26	$88,582	$125,987	$(754)	$(4,509)	$1,654	$210,986
Stock option plans’ activity, including compensation expense		—	—	66,057	—	753	—	—	—	—	753
ESOP activity		—	—	—	—	—	49	—	517	—	566
Dividends on common stock ($0.19 per share)		—	—	—	—	—	(4,934)	—	—	—	(4,934)
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(348)	(348)
Comprehensive income:
Net income	$29,135	—	—	—	—	—	28,592	—	—	543	29,135
Other comprehensive income (loss):
Unrealized losses on securities available for sale, net of tax of $218.8	(425)
Unrealized gains on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $2.0	(4)
Unrealized gains on customer-related cash flow hedges, net of tax of $5.2	10

Other comprehensive loss	(419)	—	—	—	—	—	—	(419)	—	—	(419)

Total comprehensive income	$28,716

Balance, December 31, 2007		—	—	26,448,429	26	89,335	149,694	(1,173)	(3,992)	1,849	235,739
Year Ended December 31, 2008
Cumulative effect of the adoption of the Split-Dollar Life Insurance Subsections of the FASB Accounting Standards Codification		—	—	—	—	—	(676)	—	—	—	(676)
Sale of Series A and Series B preferred stock		92,013	87,631	—	—	—	—	—	—	—	87,631
Stock option plans’ activity, including compensation expense		—	—	32,349	—	398	—	—	—	—	398
Stock issued in business combination		—	—	5,092,740	6	57,712	—	—	—	—	57,718
ESOP activity		—	—	—	—	—	36	—	503	—	539
Dividends on common stock ($0.20 per share)		—	—	—	—	—	(5,313)	—		—	(5,313)
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(577)	(577)
Comprehensive income:
Net income	$24,561	—	—	—	—	—	24,124	—	—	437	24,561
Other comprehensive income (loss):
Unrealized gains on securities available for sale, net of tax of $1,359.3	2,638
Unrealized losses on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $577.8	(1,122)
Unrealized losses on customer-related cash flow hedges, net of tax of $6.6	(12)

Other comprehensive income	1,504	—	—	—	—	—	—	1,504	—	—	1,504

Total comprehensive income	$26,065

Balance, December 31, 2008		92,013	87,631	31,573,518	32	147,445	167,865	331	(3,489)	1,709	401,524

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity—(Continued)

	Comprehensive Income	PlainsCapital Corporation Shareholders								Noncontrolling Interest	Total
		Preferred Stock		Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares
		Shares	Amount	Shares	Amount
	(Dollars in thousands)
Year Ended December 31, 2009
Stock option plans’ activity, including compensation expense		—	—	40,965	—	2,326	—	—	—	—	2,326
Adjustment to stock issued in business combination		—	—	(63)	—	(1)	—	—	—	—	(1)
Stock-based compensation expense		—	—	—	—	856					856
ESOP activity		—	—	—	—	—	18	—	488	—	506
Dividends on common stock ($0.20 per share)		—	—	—	—	—	(6,764)	—		—	(6,764)
Dividends on preferred stock		—	—	—	—	—	(4,935)	—		—	(4,935)
Preferred stock discount and accretion		—	769	—	—	—	(769)	—	—	—	—
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(319)	(319)
Comprehensive income:
Net income	$31,548	—	—	—	—	—	31,328	—	—	220	31,548
Other comprehensive income (loss):
Unrealized losses on securities available for sale, net of tax of $775.9	(1,474)
Unrealized gains on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $441.6	855
Unrealized losses on customer-related cash flow hedges, net of tax of $6.7	(12)

Other comprehensive loss	(631)	—	—	—	—	—	—	(631)	—	—	(631)

Total comprehensive income	$30,917

Balance, December 31, 2009		92,013	$88,400	31,614,420	$32	$150,626	$186,743	$(300)	$(3,001)	$1,610	$424,110

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In thousands)

	2009	2008	2007
Operating Activities
Net income	$31,548	$24,124	$28,592
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	66,673	22,818	5,517
Net losses on other real estate owned	3,776	1,504	737
Depreciation and amortization	11,638	7,591	7,690
Stock-based compensation expense	1,070	89	171
Net realized gains on sale of securities	(316)	—	—
Loss (gain) on sale of premises and equipment	33	104	(547)
Stock dividends on securities	(48)	(533)	(184)
Deferred income taxes	1,255	(799)	(3,876)
Payments for claims in litigation	—	6,816	—
Changes in prepaid FDIC assessments	(15,086)	—	—
Changes in assets segregated for regulatory purposes	11,500	—	—
Changes in trading securities	(22,622)	—	—
Changes in broker-dealer and clearing organization receivables	(37,383)	—	—
Changes in fee award receivable	1,040	—	—
Changes in broker-dealer and clearing organization payables	49,069	—	—
Changes in other assets	(1,694)	(7,609)	(5,015)
Changes in other liabilities	36,579	151,560	850
Net gains from loan origination and sale of loans	(220,128)	(94,353)	(60,483)
Loans originated for sale	(5,690,330)	(2,313,320)	(1,697,516)
Proceeds from loans sold	5,650,342	2,311,411	1,791,418

Net cash provided by (used in) operating activities	(123,084)	109,403	67,354

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	30,804	4,305	7,946
Proceeds from sales, maturities and principal reductions of securities available for sale	151,841	25,038	402,963
Purchases of securities held to maturity	(121,936)	(117,287)	(7,171)
Purchases of securities available for sale	(198,616)	(100,952)	(408,615)
Net increase in loans	(182,627)	(292,610)	(408,577)
Purchases of premises and equipment and other assets	(23,475)	(19,154)	(5,653)
Proceeds from sales of premises and equipment and other real estate owned	10,599	11,055	9,339
Net cash from acquisitions	—	3,954	—
Net cash received (paid) for Federal Home Loan Bank and Federal Reserve Bank stock	(2,139)	1,491	(17,626)
Other, net	—	(464)	(275)

Net cash used in investing activities	(335,549)	(484,624)	(427,669)

Financing Activities
Net increase (decrease) in deposits	369,672	447,035	(107,426)
Net increase (decrease) in short-term borrowings	228,202	(192,930)	369,152
Proceeds from notes payable	6,350	120,150	14,900
Payments on notes payable	(88,814)	(108,609)	(10,504)
Proceeds from junior subordinated debentures	—	15,464	—
Proceeds from issuance of preferred stock	—	87,631	—
Proceeds from issuance of common stock	227	258	470
Dividends paid	(11,089)	(5,313)	(4,934)
Cash distributions to nonccontrolling interest	(319)	(577)	(348)
Other, net	151	261	415

Net cash provided by financing activities	504,380	363,370	261,725

Net increase (decrease) in cash and cash equivalents	45,747	(11,851)	(98,590)
Cash and cash equivalents at beginning of year	114,571	126,422	225,012

Cash and cash equivalents at end of year	$160,318	$114,571	$126,422

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$42,804	$68,629	$105,486

Income taxes	$17,030	$14,205	$18,327

Supplemental Schedule of Noncash Activities
Conversion of loans to other real estate owned	$26,276	$17,713	$12,857

Financing provided on sales of other real estate owned	$—	$390	$552

Capital leases	$3,814	$4,899	$—

Common stock issued in acquisitions	$—	$57,718	$—

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009

1. Summary of Significant Accounting and Reporting Policies

Nature of Operations

PlainsCapital Corporation (“PlainsCapital”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Graham-Leach-Bliley Act of 1999, headquartered in Dallas, Texas, that provides, through its subsidiaries, an array of products and services. In addition to traditional banking services, PlainsCapital provides residential mortgage lending, investment banking, public finance advisory, wealth and investment management, treasury management, capital equipment leasing, fixed income sales and trading, asset management and correspondent clearing services.

Basis of Presentation

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

After the close of business on December 31, 2008, First Southwest Holdings, Inc., a diversified, private investment banking corporation headquartered in Dallas, Texas merged into FSWH Acquisition LLC, a wholly owned subsidiary of the Bank. Following the merger, FSWH Acquisition LLC changed its name to “First Southwest Holdings, LLC.” The principal subsidiaries of First Southwest are First Southwest Company (“FSC”), a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”) and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940. Please see Note 2 for further discussion of the acquisition.

The consolidated financial statements include the accounts of the above-named entities. All significant intercompany transactions and balances have been eliminated. Noncontrolling interests have been recorded for minority ownership in entities that are not wholly owned and are presented in compliance with the provisions of Noncontrolling Interest in Subsidiary Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), as discussed below.

PlainsCapital also owns 100% of the outstanding common stock of PCC Statutory Trusts I, II, III and IV (the “Trusts”), which are not included in the consolidated financial statements under the requirements of the Variable Interest Entities Subsections of the ASC, because the primary beneficiaries of the Trusts are not within the consolidated group.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses is particularly subject to change.

Common Stock

On August 27, 2009, PlainsCapital shareholders authorized a change to the name of our existing class of common stock to “Original Common Stock” and the creation of a new class of common stock with 150 million authorized shares. In addition, shareholders authorized a three-for-one split of PlainsCapital Original Common Stock and a

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

change in the par value of the Original Common Stock from $10 per share to $0.001 per share. These changes became effective August 28, 2009 when PlainsCapital filed its Third Amended and Restated Certificate of Formation with the Texas Secretary of State. PlainsCapital has retrospectively adjusted previously reported share and per share amounts to reflect the stock split and the change in the par value of the Original Common Stock for all periods presented.

Loans Held for Sale

Loans held for sale consist primarily of single-family residential mortgages funded through PrimeLending. These loans are generally on the consolidated balance sheet for no more than 30 days, until their sale into the secondary market. Substantially all loans originated and intended for sale in the secondary market are carried at fair value under the provisions of the Fair Value Option Subsections of the ASC (“Fair Value Option”). Changes in the fair value of the loans held for sale are recognized in earnings and fees and costs associated with origination are recognized as incurred. The specific identification method is used to determine realized gains and losses on sales of loans, which are reported as net gains (losses) in noninterest income. Loans sold are subject to certain indemnification provisions with investors, including the repurchase of loans sold and repayment of certain sales proceeds to investors under certain conditions. The Bank guarantees PrimeLending’s performance with respect to the indemnification provisions included in purchase agreements with third parties. At December 31, 2009 and 2008, PrimeLending had an accrued liability of $8.4 million and $1.2 million, respectively, as its best estimate of its obligations under these indemnification provisions.

Securities

Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method over the period to maturity.

Securities to be held for indefinite periods of time but not intended to be held to maturity or on a long-term basis are classified as available for sale. Securities included in this category are those that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes. Management classifies securities at the time of purchase and reassesses such designation at each balance sheet date. Transfers between categories from these reassessments are rare. Securities available for sale are carried at fair value. Unrealized holding gains and losses on securities available for sale, net of taxes, are reported in other comprehensive income until realized. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Securities held for resale in anticipation of short-term market movements are classified as trading. Trading securities are carried at fair value, with changes in fair value reported in current earnings.

Purchases and sales (and related gain or loss) of securities are recorded on the trade date, based on specific identification.

Prepayments are anticipated on mortgage-backed securities when amortizing premiums and accreting discounts. Future cash flow streams (prepayment rates) are estimated by management after considering the securities’ recent prepayment history and the current interest rate environment.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal reduced by unearned income and an allowance for loan losses. Unearned

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

income on installment loans and interest on other loans is recognized using the simple-interest method. Fees received for providing loan commitments and letters of credit that result in loans are deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit that are not expected to be funded are amortized to noninterest income over the commitment period. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, there is a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments as they become due according to the terms of the loan agreement, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Consistent with this definition, all nonaccrual and reduced-rate loans are impaired. Loans restructured in troubled debt restructurings bearing market rates of interest at the time of restructuring and performing in compliance with their modified terms (performing restructured loans) are considered impaired only in the calendar year of the restructuring. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income. If the ultimate collectibility of principal, wholly or partially, is in doubt, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal to the extent necessary to eliminate such doubt. Once the collection of the remaining recorded loan balance is fully expected, interest income is recognized on a cash basis.

The Bank originates loans to customers primarily in Dallas, Fort Worth, Arlington, Lubbock, Austin and San Antonio. PlainsCapital Leasing, LLC provides lease financing to customers primarily throughout Texas and the southern United States. Although the Bank and PlainsCapital Leasing, LLC have diversified loan and leasing portfolios and, generally, hold collateral against amounts advanced to customers, their debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the region and of the industries in which their debtors operate, which consist primarily of energy, agribusiness, wholesale/retail trade, construction and real estate. PrimeLending originates loans to customers in its offices, which are located throughout the United States. Mortgage loans originated by PrimeLending are sold in the secondary market, servicing released. FSC makes loans to customers through margin transactions. FSC controls risk by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines, which may vary based upon market conditions. Securities owned by customers and held as collateral for margin loans are not included in the consolidated financial statements.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses includes allowance allocations calculated in accordance with the Receivables and Contingencies Topics of the ASC. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond PlainsCapital’s control, including the performance of PlainsCapital’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

PlainsCapital’s allowance for loan losses consists of three elements: (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan loss experience for homogenous loans with similar characteristics and trends; and (iii) valuation allowances based on economic conditions and other qualitative risk factors both internal and external to PlainsCapital. Management considers the allowance for loan losses to be a critical accounting policy (See Note 4).

Assets Segregated for Regulatory Purposes

Under certain conditions, FSC may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes.

Broker-Dealer and Clearing Organization Transactions

Amounts recorded in broker-dealer and clearing organization receivables and payables include securities lending activities, as well as amounts related to securities transactions for either FSC customers or for the account of FSC. Securities-borrowed and securities-loaned transactions are generally reported as collateralized financings except where letters of credit or other securities are used as collateral. Securities-borrowed transactions require FSC to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, FSC receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. FSC monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Fee Award Receivable

In 2005, First Southwest participated in a monetization of future cash flows from several tobacco companies owed to a law firm under a settlement agreement (“Fee Award”). The Fee Award is accounted for in accordance with the Loans and Debt Securities Acquired with Deteriorated Credit Quality Subtopic of the ASC. First Southwest estimated the amount and timing of the undiscounted expected cash flows from the receivable. The excess of the receivable’s cash flows expected to be collected over the amount paid is to be accreted into interest income over the remaining life of the receivable (accretable yield). Over the life of the Fee Award, First Southwest will continue to estimate cash flows expected to be collected and evaluate the receivable for possible impairment.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed principally on the straight-line method over the estimated useful lives of the assets, which range between 3 and 40 years. Gains or losses on disposals of premises and equipment are included in results of operations.

Other Real Estate Owned

Real estate acquired through foreclosure is included in other real estate owned and is carried at the lower of the recorded loan amount at the time of foreclosure or management’s estimate of fair value less costs to sell. At the time of acquisition, any excess of the recorded loan amount over fair value is charged against the allowance for loan losses. Revenue and expenses from operations of the properties, subsequent reductions in fair value and resulting gains or losses on sale are included in repossession and foreclosure expense.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Goodwill

Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is allocated to reporting units and tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, for goodwill is recognized as a permanent charge to noninterest expense. There were no such impairment charges in 2009, 2008 or 2007.

Intangibles and Other Long-Lived Assets

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. PlainsCapital’s intangible assets primarily relate to customer relationships. Intangible assets with definite useful lives are generally amortized on the straight-line method over their estimated lives, although certain intangibles, including customer relationships, are amortized on an accelerated basis. Intangible assets with indefinite useful lives are not amortized until their lives are determined to be definite. Intangible assets, premises and equipment, and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. There were no such impairment charges in 2009, 2008 or 2007.

Derivative Financial Instruments

PlainsCapital’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. In addition, PrimeLending executes interest rate lock commitments (“IRLCs”) with its customers that allow those customers to make mortgage loans at agreed upon rates. IRLCs meet the definition of a derivative under the provisions of the Derivatives and Hedging Topic of the ASC. Derivatives are recorded at fair value on PlainsCapital’s consolidated balance sheet. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. If derivative instruments are designated as hedges of fair values, the change in the fair value of the both the derivative instrument and the hedged item are included in current earnings. Changes in the fair value of derivatives designated as hedges of cash flows are recorded in other comprehensive income. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the line item where the hedged item’s effect on earnings is recorded. During the life of the hedge, PlainsCapital formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If PlainsCapital determines that a hedge has ceased to be highly effective, PlainsCapital will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item would be reversed into earnings, amounts recorded in other comprehensive income would be reclassified into earnings, the derivative instrument would be recorded at fair value and future changes in fair value would be reported in earnings.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Noncontrolling Interest

On January 1, 2009, PlainsCapital adopted the ASC subsections regarding Noncontrolling Interest in a Subsidiary. The ASC specifies that a noncontrolling interest in a subsidiary, also referred to as “minority interest”, is an ownership interest in the consolidated entity that should be reported as a component of equity in

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the consolidated financial statements. Among other requirements, the ASC requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the minority interest. The ASC also requires disclosure of the amounts of consolidated net income attributable to the parent and the minority interest on the face of the consolidated income statement. PlainsCapital has applied the provisions of the ASC to its consolidated financial statements and retrospectively adjusted previously reported noncontrolling interest amounts to conform to the new ASC provisions.

Trust Fees

Trust fees are recorded on the accrual basis.

Share-Based Compensation

As of December 31, 2009, PlainsCapital and its subsidiaries had four open incentive stock option plans. On March 18, 2010, PlainsCapital adopted a fifth stock-based plan. The plans are described in Note 16. Compensation cost recognized for all share-based payments is based on the grant-date fair value estimated by application of the provisions of the Compensation Topic of the ASC.

Cash flows resulting from the tax benefits that relate to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows in the statement of cash flows. PlainsCapital has classified $0, $0 and $51,409 of excess tax benefits as financing cash flows, in “Other, net”, in the Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled approximately $1.4 million, $1.1 million and $1.1 million in 2009, 2008 and 2007, respectively.

Income Taxes

The provision for income tax includes taxes currently payable and deferred taxes arising from the difference in basis of assets and liabilities for financial statement and tax purposes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the income tax provision. PlainsCapital files a consolidated federal income tax return. Interest and penalties incurred related to tax matters are charged to other interest expense or other noninterest expense, as appropriate.

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Cash Flow Reporting

For the purpose of presentation in the consolidated statement of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheets captions “Cash and due from banks” and “Federal funds sold.” Cash equivalents have original maturities of three months or less.

Comprehensive Income (Loss)

PlainsCapital’s comprehensive income (loss) consists of its net income and unrealized holding gains (losses) on its available for sale securities, investments held in trust for the Supplemental Executive Retirement Plan and derivative instruments designated as cash flow hedges.

The components of accumulated other comprehensive income (loss) at December 31, 2009, 2008 and 2007 are shown in the following table (in thousands, net of taxes):

	2009	2008	2007
Unrealized gain (loss) on securities available for sale	$(721)	$752	$(1,886)
Unrealized gain (loss) on securities held in trust for the Supplemental Executive Retirement Plan	294	(561)	561
Unrealized gain on customer-related cash flow hedges	127	140	152

	$(300)	$331	$(1,173)

Subsequent Events

PlainsCapital has applied the provisions of the Subsequent Events Topic of the ASC to its consolidated financial statements for periods ended after June 15, 2009. The Subsequent Event Topic establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Reclassification

Certain items in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation.

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

The acquisition cost of First Southwest Holdings, Inc. was approximately $62.2 million, composed of approximately 5.1 million shares of PlainsCapital Original Common Stock valued at $57.7 million; First Southwest Holdings, Inc. stock options that were converted to PlainsCapital stock options, the estimated fair value of which was $1.9 million as of December 31, 2008; and $2.6 million of transaction costs, net of related tax benefits. The value of $11.33 per share of PlainsCapital Original Common Stock was the product of negotiations between the parties and was supported by an earlier third-party, independent fairness opinion.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In addition, PlainsCapital has placed approximately 1.7 million shares of PlainsCapital Original Common Stock, valued at approximately $19.2 million, into escrow as contingent consideration. The percentage of shares to be released from escrow and distributed to former First Southwest stockholders will be determined based upon the valuation of certain auction rate bonds held by First Southwest prior to the merger (or repurchased from investors following the closing of the merger) as of the last day of December 2012 or, if applicable, the aggregate sales price of such auction rate bonds prior to such date. The release of the escrowed shares will be further adjusted for certain specified losses, if any, during the earnout period. If the value or aggregate sales price, as applicable, of the auction rate bonds is less than 80% of the face value of the auction rate bonds, no shares of PlainsCapital Original Common Stock will be distributed from escrow to former First Southwest stockholders. If the value or aggregate sales price of the auction rate bonds falls between 80% and 90% of face value, former First Southwest stockholders will receive an increasing portion of the PlainsCapital shares held in escrow. If the value or aggregate sales price of the auction rate bonds equals or exceeds 90% of face value, former First Southwest stockholders will receive all of the PlainsCapital shares held in escrow subject to certain specified losses, if any. Any shares issued out of the escrow will be accounted for as additional acquisition cost. The auction rate bonds held by First Southwest Holdings, Inc. prior to the merger, with a par value of $168.4 million, were purchased by the Bank on December 31, 2008, at the closing of the acquisition in a separate transaction.

PlainsCapital used a third-party valuation specialist to assist in the determination of the fair value of assets acquired, including intangibles, and liabilities assumed, in the acquisition. The valuation specialist has completed its work and the allocation of the purchase price has been finalized. The resulting fair values of the assets acquired, and liabilities assumed, of First Southwest at December 31, 2008 are summarized in the following table (in thousands):

Due from PlainsCapital (principally auction rate securities)	$152,014
Loans, net	125,522
Broker-dealer and clearing organization receivables	45,331
Fee award receivable	21,544
Identifiable intangible assets	17,000
Assets segregated for regulatory purposes	11,500
Other assets	37,636

Total assets acquired	410,547

Notes payable	124,217
Deposits	82,079
Broker-dealer and clearing organization payables	59,203
Short-term borrowings	36,500
Other liabilities	33,553

Total liabilities assumed	335,552

Net assets acquired	$74,995

As shown in the table above, PlainsCapital identified $17.0 million of intangible assets, principally customer relationships, during the purchase price allocation. First Southwest began amortizing the cost of intangible assets subject to amortization on a prospective basis beginning July 1, 2009, over periods ranging from 3 to 15 years. Certain of the intangible assets, including customer relationships, are being amortized on an accelerated basis. First Southwest recorded amortization of $1.4 million on the intangibles for the year ended December 31, 2009.

The purchase price allocation resulted in net assets acquired in excess of consideration paid of approximately $12.8 million. That amount has been recorded in other liabilities until the contingent consideration issue

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

described previously is settled. Upon resolution of the contingent consideration issue the acquisition cost of First Southwest may increase, resulting in a smaller excess of net assets acquired over consideration paid, or in certain circumstances, an excess of consideration paid over net assets acquired that would result in recording goodwill from the transaction. Any remaining excess of net assets acquired over consideration paid will be allocated pro-rata to reduce the carrying value of purchased assets.

3. Securities

The amortized cost and fair value of securities, excluding trading securities, as of December 31, 2009 and 2008 are summarized as follows (in thousands):

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2009
U. S. government agencies
Mortgage-backed securities	$16,963	$831	$(8)	$17,786
Collateralized mortgage obligations	50,533	764	(1,042)	50,255
States and political subdivisions	120,818	2,626	(948)	122,496
Auction rate bonds	105,699	1,735	(3,084)	104,350

Totals	$294,013	$5,956	$(5,082)	$294,887

As of December 31, 2008
U. S. government agencies
Mortgage-backed securities	$19,982	$585	$—	$20,567
Collateralized mortgage obligations	29,030	171	(116)	29,085
States and political subdivisions	57,228	474	(1,304)	56,398
Auction rate bonds	110,969	—	—	110,969

Totals	$217,209	$1,230	$(1,420)	$217,019

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2009
U. S. government agencies
Mortgage-backed securities	$27,696	$587	$(269)	$28,014
Collateralized mortgage obligations	146,765	1,679	(3,083)	145,361
States and political subdivisions	9,568	44	—	9,612
Auction rate bonds	44,622	66	(134)	44,554

Totals	$228,651	$2,376	$(3,486)	$227,541

As of December 31, 2008
U. S. Treasury securities	$11,920	$33	$—	$11,953
U. S. government agencies
Bonds	10,000	38	—	10,038
Mortgage-backed securities	35,037	708	(306)	35,439
Collateralized mortgage obligations	67,848	731	(64)	68,515
Auction rate bonds	40,612	—	—	40,612

Totals	$165,417	$1,510	$(370)	$166,557

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information regarding securities held by the Bank that were in an unrealized loss position as of December 31, 2009 and 2008, is shown in the following tables (dollar amounts in thousands):

	As of December 31, 2009			As of December 31, 2008
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Held to maturity
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	1	$495	$8	—	$—	$—
Unrealized loss for more than twelve months	—	—	—	—	—	—

	1	495	8	—	—	—
Collateralized mortgage obligations
Unrealized loss for less than twelve months	5	26,453	1,042	2	1,884	102
Unrealized loss for more than twelve months	—	—	—	1	8,885	14

	5	26,453	1,042	3	10,769	116
States and political subdivisions
Unrealized loss for less than twelve months	39	20,085	304	60	26,836	825
Unrealized loss for more than twelve months	26	11,755	644	20	7,713	479

	65	31,840	948	80	34,549	1,304
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for more than twelve months	3	60,257	3,084	—	—	—

	3	60,257	3,084	—	—	—
Total held to maturity
Unrealized loss for less than twelve months	45	47,033	1,354	62	28,720	927
Unrealized loss for more than twelve months	29	72,012	3,728	21	16,598	493

	74	$119,045	$5,082	83	$45,318	$1,420

Available for sale
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	1	$1,443	$22	—	$—	$—
Unrealized loss for more than twelve months	1	4,955	247	1	4,944	306

	2	6,398	269	1	4,944	306
Collateralized mortgage obligations
Unrealized loss for less than twelve months	6	71,875	3,083	—	—	—
Unrealized loss for more than twelve months	—	—	—	6	18,233	64

	6	71,875	3,083	6	18,233	64
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for more than twelve months	1	22,848	134	—	—	—

	1	22,848	134	—	—	—
Total available for sale
Unrealized loss for less than twelve months	7	73,318	3,105	—	—	—
Unrealized loss for more than twelve months	2	27,803	381	7	23,177	370

	9	$101,121	$3,486	7	$23,177	$370

Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Bank will receive full value for the securities. As of December 31, 2009, management does not intend to sell any of the securities classified as available for sale in the table above and it believes that it is more likely than not that PlainsCapital will not have to sell any such securities before a recovery of cost. As of December 31, 2009 and 2008, the securities included in the table above represented 42.14% and 17.86%,

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

respectively, of the fair value of the Bank’s securities portfolio. At December 31, 2009 and 2008, total impairment represented 3.89% and 2.61%, respectively, of the fair value of the underlying securities, and 1.64% and 0.47%, respectively, of the fair value of the Bank’s securities portfolio. As of December 31, 2009, management believes the impairments detailed in the table are temporary and relate primarily to changes in interest rates. Accordingly, no other-than-temporary impairment loss has been recognized in PlainsCapital’s consolidated statements of income.

The amortized cost and fair value of securities, excluding trading securities, as of December 31, 2009, are shown below (in thousands).

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$926	$951	$—	$—
Due after one year through five years	3,129	3,248	—	—
Due after five years through ten years	14,720	14,919	—	—
Due after ten years	207,742	207,728	54,190	54,166

	226,517	226,846	54,190	54,166

Mortgage-backed securities	16,963	17,786	27,696	28,014
Collateralized mortgage obligations	50,533	50,255	146,765	145,361

	$294,013	$294,887	$228,651	$227,541

For the year ended December 31, 2009, the Bank received proceeds from the sale of available for sale securities of $45.9 million and realized gross gains of $0.3 million. The Bank determines the cost of securities sold by specific identification. The Bank did not sell securities in 2008 or 2007.

FSC realized a net gain from its trading operations of $1.0 million for the year ended December 31, 2009.

To address a change in an interpretation of the regulatory requirements regarding the maximum allowed level of investments in certain securities, the Bank transferred auction rate bonds with a net carrying amount of $22.6 million from held to maturity to available for sale in June 2009. The net carrying amount of the transferred securities included an unrealized loss of $0.2 million which was included in other comprehensive income. As of December 31, 2009, the unrealized loss on the transferred securities was $0.1 million.

During the third quarter of 2009, auction rate bonds with a par value of $16.0 million and an unaccreted discount of approximately $1.4 million were called by the issuer. Because First Southwest provides related financing to the issuer, the Bank began accreting the discount over the expected term of the financing in the third quarter of 2009.

During the first quarter of 2010, auction rate bonds with a par value of approximately $13.4 million and an unaccreted discount of approximately $1.2 million were called by the issuer. In order to address the change in the interpretation of regulatory requirements described above, the Bank agreed to reimburse the issuer approximately $1.0 million for costs the issuer incurred related to the call. As a result of the accelerated discount accretion and the reimbursement to the issuer, the Bank realized a gain on the call transaction of approximately $0.2 million. In addition, the Bank tendered $24.0 million par value of available for sale auction rate bonds of a second issuer to that issuer. No gain or loss resulted from the transaction.

Securities with a carrying amount of approximately $365.2 million and $231.1 million at December 31, 2009 and 2008, respectively (with a fair value of approximately $366.5 million and $232.0 million, respectively), were

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. In addition, the Bank had secured a letter of credit from the Federal Home Loan Bank (“FHLB”) in the amount of $149.0 million and $150.0 million at December 31, 2009 and 2008, respectively, in lieu of pledging securities to secure certain public deposits.

Mortgage-backed securities and collateralized mortgage obligations consist principally of Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) pass-through and participation certificates. GNMA securities are guaranteed by the full faith and credit of the United States, while FNMA and FHLMC securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.

4. Loans and Allowance for Loan Losses

Loans summarized by category as of December 31, 2009 and 2008, are as follows (in thousands):

	2009	2008
Commercial and industrial	$1,264,735	$1,260,609
Lease financing	78,088	101,902
Construction and land development	402,876	585,320
Real estate	1,125,134	837,571
Securities (primarily margin loans)	152,145	129,638
Consumer	48,791	50,579

	3,071,769	2,965,619
Allowance for loan losses	(52,092)	(40,672)

	$3,019,677	$2,924,947

Impaired (nonaccrual) loans totaled approximately $69.0 million and $46.8 million at December 31, 2009 and 2008, respectively. At December 31, 2009, an allowance for loan loss of approximately $9.2 million was associated with $63.7 million of impaired loans. At December 31, 2008, an allowance for loan loss of approximately $23.7 million was associated with $44.7 million of impaired loans, a significant portion of which were charged off during 2009. The average aggregate balance of impaired loans in 2009, 2008 and 2007 was approximately $55.4 million, $35.3 million and $15.5 million, respectively. Interest income recorded on impaired loans in 2009, 2008 and 2007 was nominal.

At December 31, 2009, the Bank had consumer loans of approximately $0.1 million that were more than 90 days past due, but upon which the Bank continued to accrue interest.

Net investment in lease financing at December 31, 2009 and 2008 is shown in the following table (in thousands).

	2009	2008
Future minimum lease payments	$83,390	$110,405
Unguaranteed residual value	580	369
Guaranteed residual value	2,310	2,768
Initial direct costs, net of amortization	348	589
Unearned income	(8,540)	(12,229)

	$78,088	$101,902

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

PlainsCapital Leasing, LLC and First Southwest Leasing Company expect to receive future minimum lease payments as follows (in thousands).

2010	$36,960
2011	24,349
2012	13,839
2013	6,418
2014	1,411
Thereafter	413

$83,390

At December 31, 2009, PlainsCapital Leasing, LLC had lease financing receivables of approximately $0.1 million that were more than 90 days past due, but upon which PlainsCapital Leasing, LLC continued to accrue interest.

Changes in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007
Balance at beginning of year	$40,672	$26,517	$24,722
Provision charged to operations	66,673	22,818	5,517
Loans charged off	(56,337)	(11,658)	(5,152)
Recoveries on charged off loans	1,084	1,715	1,430
Additions due to acquisition	—	1,280	—

Balance at end of year	$52,092	$40,672	$26,517

The amount on the line captioned “Additions due to acquisition” is the amount of the allowance for loan losses for First Southwest at December 31, 2008, and relates to general reserve allocations based on historical experience and not reserves on specific loans. The acquisition of First Southwest is described in Note 2.

5. Premises and Equipment

The cost and accumulated depreciation and amortization of premises and equipment at December 31, 2009 and 2008, respectively, are summarized as follows (in thousands):

	2009	2008
Land and premises	$61,897	$48,159
Furniture and equipment	88,032	81,482

	149,929	129,641
Less accumulated depreciation and amortization	(74,327)	(72,305)

	$75,602	$57,336

The amounts shown above include assets recorded under capital leases of $11.5 million and $8.3 million, net of accumulated amortization of $1.8 million and $1.2 million at December 31, 2009 and 2008, respectively.

Occupancy expense was reduced by rental income of approximately $0.5 million, $0.4 million and $0.4 million in 2009, 2008 and 2007, respectively. Depreciation and amortization expense on premises and equipment, which

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

includes amortization of capital leases, amounted to $11.9 million, $7.0 million and $7.0 million in 2009, 2008 and 2007, respectively.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Balance at beginning of year	$36,486	$37,107
Tax benefit related to earnout payments	(606)	(621)

	$35,880	$36,486

PlainsCapital acquired PrimeLending in a 2000 transaction that included an earnout provision, payments under which ended in 2005. A portion of those earnout payments were deductible interest expense for federal income tax purposes. PlainsCapital filed amended federal income tax returns for the affected periods. The amended returns were resolved in 2008 and 2009 and PlainsCapital accounted for the results of the resolution by reducing the goodwill originally recorded with respect to the earnout payments.

Other intangible assets at December 31, 2009, were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer relationships	$15,523	$(1,793)	$13,730
Technology	1,160	(387)	773
Trademark	1,150	(115)	1,035
Core deposits	520	(511)	9
Noncompete agreements	90	(21)	69

	$18,443	$(2,827)	$15,616

As discussed in Note 2, PlainsCapital identified $17.0 million of intangible assets, principally customer relationships, during the purchase price allocation of the First Southwest acquisition.

Other intangible assets at December 31, 2008, were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer relationships	$913	$(913)	$—
Core deposits	520	(438)	82
Noncompete agreements	10	(10)	—

	$1,443	$(1,361)	$82

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Other intangible assets are generally amortized on the straight-line method over their estimated lives, which range from 3 to 15 years, although certain First Southwest intangibles, including customer relationships, are being amortized on an accelerated basis. Amortization expense related to intangible assets for the years ended December 31, 2009, 2008 and 2007 was approximately $1.5 million, $0.1 million and $0.3 million, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2009, is as follows (in thousands):

2010	$2,175
2011	2,056
2012	1,550
2013	1,427
2014	1,305
Thereafter	7,103

$15,616

7. Deposits

Deposits at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Noninterest-bearing demand	$223,551	$194,901
Interest-bearing:
NOW accounts	56,697	43,753
Money market	1,638,763	970,477
Demand	46,156	65,291
Savings	135,962	151,341
In foreign branches	166,746	136,454
Time—$100,000 and over	684,939	567,149
Time—brokered	106,790	564,378
Time—other	218,435	232,355

	$3,278,039	$2,926,099

At December 31, 2009, the scheduled maturities of interest-bearing time deposits are as follows (in thousands):

2010	$627,336
2011	46,097
2012	267,713
2013	66,561
2014 and thereafter	2,457

$1,010,164

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

8. Short-term Borrowings

Short-term borrowings at December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Federal funds purchased	$150,075	$165,125
Securities sold under agreements to repurchase	59,927	73,327
Federal Home Loan Bank (FHLB) notes	275,000	—
Treasury tax and loan note option account	3,076	3,424
Short-term bank loans	—	18,000

	$488,078	$259,876

Federal funds purchased and securities sold under agreements to repurchase generally mature daily, on demand, or on some other short-term basis. The Bank and FSC execute transactions to sell securities under agreements to repurchase with both their customers and broker-dealers. Securities involved in these transactions are held by the Bank, FSC or the dealer. Information concerning federal funds purchased and securities sold under agreements to repurchase for the periods ended December 31, 2009, 2008 and 2007 is shown in the following table (dollar amounts in thousands):

	2009	2008	2007
Average balance during the year	$214,945	$192,296	$86,411
Average interest rate during the year	0.36%	1.90%	4.67%
Maximum month-end balance during the year	$332,989	$266,077	$163,060
Average interest rate at year-end	0.21%	0.61%	4.10%
Securities underlying the agreements at year-end
Carrying value	$65,838	$54,394	$60,630
Estimated fair value	$67,075	$54,684	$58,243

FHLB notes mature over terms not exceeding 365 days and are secured by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes for the periods ended December 31, 2009, 2008 and 2007 is shown in the following table (dollar amounts in thousands).

	2009	2008	2007
Average balance during the year	$218,356	$247,036	$92,726
Average interest rate during the year	0.63%	2.49%	4.60%
Maximum month-end balance during the year	$375,000	$405,000	$350,000
Average interest rate at year-end	0.75%	0.00%	4.18%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts and other shorter operating activities. Interest on the borrowings varies with the federal funds rate. No short-term bank loans were outstanding at December 31, 2009. The weighted average interest rate on the borrowings at December 31, 2008 was 1.19%.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9. Notes Payable

Notes payable at December 31, 2009 and 2008, consisted of the following (in thousands):

	2009	2008
Federal Home Loan Bank Dallas advances	$1,534	$1,647
Revolving credit line with JPMorgan Chase not to exceed $20,000,000. Facility matures July 31, 2010, with interest payable quarterly	17,000	18,000
Revolving credit line with JPMorgan Chase not to exceed $10,000,000. Advances under the facility are related to PlainsCapital Equity, LLC. Facility matures July 31, 2010, with interest payable quarterly	7,650	7,650
Term note with JPMorgan Chase, due July 31, 2010, with interest payable semi-annually	3,500	4,000
Term note with JPMorgan Chase, due October 27, 2015, with interest payable quarterly	500	500
Subordinated note with JPMorgan Chase, not to exceed $20,000,000. Facility matures October 27, 2015 with interest payable quarterly	20,000	20,000
First Southwest nonrecourse notes, due January 25, 2035 with interest payable quarterly	18,366	20,597
Other First Southwest notes payable	—	78,620

	$68,550	$151,014

The revolving credit facilities maturing in July 2010 and the term notes due July 2010 and October 2015 bear interest at LIBOR plus 2.50%. The weighted-average rate on those borrowings was 2.76% at December 31, 2009. These debt instruments are collateralized by the outstanding stock of the Bank.

Advances under the subordinated note maturing in October 2015 bear interest at LIBOR plus 5.00%. The subordinated note is not collateralized. The rate on each of the outstanding advances under the subordinated note at December 31, 2009 was 5.47%.

The agreements underlying the JPMorgan Chase debt include certain restrictive covenants, including limitations on the ability to incur additional debt, limitations on the disposition of assets and requirements to maintain various financial ratios, including a non-performing asset ratio, at acceptable levels. In the opinion of management, PlainsCapital was in compliance with these covenants at December 31, 2009.

In 2005, First Southwest participated in a monetization of future cash flows totaling $95.3 million from several tobacco companies owed to a law firm under a settlement agreement (“Fee Award”). In connection with the transaction, a special purpose entity that is consolidated with First Southwest under the provisions of Variable Interest Entities Subsections of the ASC issued $30.3 million of nonrecourse notes to finance the purchase of the Fee Award, the establishment of a reserve account and issuance costs. Cash flows from the settlement are the sole source of payment for the notes. The notes carry an interest rate of 8.58% that can increase to 10.08% under certain credit conditions.

At the closing of the acquisition described in Note 2, First Southwest had $78.6 million of notes payable that financed the auction rate bonds First Southwest Holdings, Inc. held prior to the acquisition. First Southwest used the proceeds received from the sale of the auction rate securities to the Bank, as discussed in Note 2, to repay the notes payable in January 2009.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information concerning FHLB Dallas advances in 2009 and 2008 (dollar amounts in thousands):

	2009	2008
Balance outstanding at year-end	$1,534	$1,647
Average interest at year-end	4.15%	4.15%
Maximum month-end balance during the year	$1,638	$101,729
Average balance during the year	$1,586	$51,970
Average interest rate during the year	4.15%	1.82%

FHLB Dallas advances are collateralized by FHLB Dallas stock, nonspecified real estate loans, and certain specific commercial real estate loans. At December 31, 2009, the Bank had available collateral of $927.2 million, including blanket collateral of $917.1 million and specified collateral of $10.1 million.

Scheduled maturities for notes payable outstanding at December 31, 2009, are as follows (in thousands):

	PlainsCapital		FHLB Advances	First Southwest Notes	Total
	JPMorgan Chase Revolving Lines	JPMorgan Chase Subordinated and Term Notes
2010	$24,650	$3,500	1,534	—	$29,684
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014 and thereafter	—	20,500	—	18,366	38,866

	$24,650	$24,000	$1,534	$18,366	$68,550

10. Junior Subordinated Debentures and Trust Preferred Securities

PlainsCapital has four statutory Trusts, three of which were formed under the laws of the state of Connecticut and the fourth, PCC Statutory Trust IV, which was formed under the laws of the state of Delaware. The Trusts were created for the sole purpose of issuing and selling preferred securities and common securities, using the resulting proceeds to acquire junior subordinated debentures issued by PlainsCapital (the “Debentures”). Accordingly, the Debentures are the sole assets of the Trusts, and payments under the Debentures are the sole revenue of the Trusts. All of the common securities are owned by PlainsCapital; however, PlainsCapital is not the primary beneficiary of the Trusts. Accordingly, the Trusts are not included in PlainsCapital’s consolidated financial statements.

The Trusts have issued $65,000,000 of floating rate preferred securities and $2,012,000 of common securities and have invested the proceeds from the securities in floating rate Debentures of PlainsCapital. Information regarding the PlainsCapital Debentures is shown in the following table (amounts in thousands):

Investor	Issue Date	Amount
PCC Statutory Trust I	July 31, 2001	$18,042
PCC Statutory Trust II	March 26, 2003	$18,042
PCC Statutory Trust III	September 17, 2003	$15,464
PCC Statutory Trust IV	February 22, 2008	$15,464

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The stated term of the Debentures is 30 years with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at December 31, 2009 was 3.48%. The term, rate and other features of the preferred securities are the same as the Debentures. PlainsCapital’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee of the Trust’s obligations under the preferred securities.

11. Income Taxes

The income tax provision for 2009, 2008 and 2007 includes the following components (in thousands):

	2009	2008	2007
Current provision	$13,754	$13,524	$18,780
Deferred income taxes	1,255	(799)	(3,876)

	$15,009	$12,725	$14,904

The differences between income taxes computed using the statutory federal income tax rate and that shown in the consolidated statement of income for 2009, 2008 and 2007 are summarized as follows (in thousands):

	2009	2008	2007
Computed tax at federal statutory rate	$16,295	$13,050	$15,414
Increase (decrease) in taxes resulting from:
Life insurance	(151)	(249)	(270)
Tax-exempt income, net	(2,258)	(763)	(563)
Provision for Internal Revenue Service matter	—	—	1,406
Franchise tax credit	—	—	(1,110)
Miscellaneous items	1,123	687	27

	$15,009	$12,725	$14,904

PlainsCapital adopted the provisions of the Income Tax Topic of the ASC regarding uncertainty in income taxes (the “uncertainty provisions”) on January 1, 2008. The uncertainty provisions prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The uncertainty provisions also provide guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption and subsequent application of the uncertainty provisions did not have a significant effect on PlainsCapital’s financial position, results of operations or cash flows.

PlainsCapital files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. PlainsCapital is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The components of the net deferred tax asset included in other assets at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Deferred tax assets
Allowance for loan losses	$17,792	$14,235
Loan fees	1,225	1,289
Franchise tax credit	1,060	1,085
Net other comprehensive income	167	—
Other	161	4,515

	20,405	21,124
Deferred tax liabilities
Premises and equipment	(5,603)	(3,807)
Net other comprehensive income	—	(174)
Leases	(3,267)	(3,316)
Intangible assets	(5,463)	—

	(14,333)	(7,297)

Net deferred tax assets before valuation allowance for deferred tax assets	6,072	13,827
Valuation allowance for deferred tax assets	—	—

Net deferred tax assets	$6,072	$13,827

12. Employee Benefits

PlainsCapital and its subsidiaries have a benefit plan that provides for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. PlainsCapital and its subsidiaries match employee contributions to the plan based on the level of normal operating earnings and the amount of eligible employees’ contributions and salaries. The amount charged to operating expense for this matching contribution totaled $2.7 million in 2009, $1.0 million in 2008 and $0.6 million in 2007.

In September 2004, PlainsCapital established the PlainsCapital Corporation Employee Stock Ownership Plan (the “ESOP”). Employees of PlainsCapital are eligible to participate in the ESOP, and employees of PlainsCapital’s subsidiaries are also eligible to participate if their respective subsidiary has elected to participate. Contributions by participating employers to the ESOP are discretionary. The ESOP may borrow money to purchase shares of PlainsCapital. As contributions are made to the ESOP, and any debt is repaid, shares are released for allocation to participant accounts on a pro rata basis to the repayment of associated debt.

At December 31, 2009, the ESOP owned 1,633,647 shares of PlainsCapital stock, including 275,867 shares that are unearned. The fair value of the unearned shares was $3.5 million ($12.67 per share). At December 31, 2008, the ESOP owned 1,721,088 shares of PlainsCapital stock, including 320,712 shares that were unearned. The fair value of the unearned shares at December 31, 2008 was $3.6 million ($11.33 per share).

For the years ended December 31, 2009, 2008 and 2007, interest expense on ESOP debt was $0.1 million, $0.2 million and $0.3 million, respectively. During the same periods, the ESOP received approximately $18,000, $36,000 and $49,000 of dividends that were used for debt service. PlainsCapital and its participating subsidiaries contributed $1.5 million, $1.4 million and $1.2 million to the ESOP for the years ended December 31, 2009, 2008 and 2007, respectively. PlainsCapital charges these contributions to operating expense.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Bank has a Supplemental Executive Retirement Plan to provide additional benefits for certain key officers, which was adopted in 2001. Pursuant to the plan, the Bank is obligated to pay each participant or his beneficiaries a lump sum at such participant’s retirement, death or disability. The estimated cost of the plan is being accrued over the period of active employment of the participants. As of December 31, 2009 and 2008, $6.2 million and $5.7 million, respectively, had been accrued as a liability for benefits payable under the plan. The amount charged to operations in 2009, 2008 and 2007 was $0.7 million, $0.7 million and $0.6 million, respectively. Benefit accruals are funded annually in a Rabbi Trust in the first quarter following year-end. The assets of the Rabbi Trust consist primarily of marketable equity securities. As of December 31, 2009 and 2008, the assets of the Rabbi Trust are included in other assets at a book value of $4.8 million and $4.7 million, respectively.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. Insurance policies are with Jefferson Pilot and Mass Mutual. As of December 31, 2009 and 2008, the carrying value of the policies included in other assets was $20.4 million and $19.8 million, respectively. For the years ended December 31, 2009, 2008 and 2007, the Bank recorded income of $0.7 million, $0.8 million, and $0.7 million related to the policies that was reported in other noninterest income.

13. Related Party Transactions

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $14.9 million at December 31, 2009 and $36.8 million at December 31, 2008. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. For such loans during 2009, total principal additions were $11.9 million, total principal payments were $30.3 million, additions due to changes in status were $3.8 million and reductions due to changes in status were $7.3 million.

At December 31, 2009 and 2008, the Bank held deposits of related parties of approximately $104.0 million and $53.0 million, respectively.

A related party is the lessor in certain capital leases with the Bank. The Bank had recorded assets under those capital leases of $7.7 million and $8.3 million, net of accumulated amortization of $1.3 million and $1.2 million, at December 31, 2009 and 2008, respectively. The Bank has granted a loan to the related party, the amount of which is included in the amounts shown above.

PlainsCapital Equity, LLC is a limited partner in certain limited partnerships that have received loans from the Bank. The Bank made those loans in the normal course of business, using underwriting standards and offering terms that are substantially the same as those used or offered to non-affiliated borrowers. At December 31, 2009 and 2008, the Bank had outstanding loans of approximately $10.4 million and $27.3 million to limited partnerships in which PlainsCapital Equity, LLC had a limited partnership interest. The investment of PlainsCapital Equity, LLC in these limited partnerships was $1.7 million and $3.6 million at December 31, 2009 and 2008, respectively.

14. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $8.5 million and $0 at December 31, 2009 and 2008, respectively.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Legal Matters

In November 2006, FSC received subpoenas from the SEC and the DOJ in connection with an investigation of possible antitrust and securities law violations, including bid-rigging, in the procurement of guaranteed investment contracts and other investment products for the reinvestment of bond proceeds by municipalities. The investigation is industry-wide and includes approximately 30 or more firms, including some of the largest U.S. investment firms. To the extent that its participation is requested, FSC will continue to cooperate with these investigations.

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

On June 18, 2009, the lead class plaintiffs filed a second consolidated amended class action complaint. This amended complaint did not name FSC as a defendant and did not make any specific allegations of misconduct against FSC or any of its employees. As a result, FSC is no longer a party to the putative class action case. However, FSC is identified in this consolidated amended class action complaint as an alleged co-conspirator with the named defendants. With respect to putative class actions filed in federal court by California plaintiffs that opted not to join in the consolidated class action case, the federal court judge granted those plaintiffs until September 15, 2009 to file an amended complaint. In their amended complaint, these California putative class plaintiffs also did not name FSC as a defendant and did not make any specific allegations of misconduct against FSC or any of its employees. As a result, FSC is no longer a party to these California putative class actions. However, FSC is identified in this complaint as an alleged co-conspirator with the named defendants. With respect to the removed California suits that do not seek class action status, the federal court judge gave the plaintiffs until September 15, 2009 to file an amended complaint. These California plaintiffs filed amended complaints continuing to identify FSC as a named defendant. The few allegations against FSC are very limited in scope.

On November 12, 2009, Sacramento Municipal Utility District, City of Riverside, The Redevelopment Agency of the City of Riverside, and The Public Financing Authority of the City of Riverside filed new lawsuits on behalf of themselves, but not on behalf of a putative class, in United States Federal District Court. Additionally, on December 10, 2009, The Redevelopment Agency of the City of Stockton and The Public Financing Authority of the City of Stockton, County of Tulare, Los Angeles World Airports and Sacramento Suburban Water District filed new lawsuits on behalf of themselves, but not on behalf of a putative class, in United States Federal Court. Similar to the other five cases brought by California public entities that do not seek to certify a class, FSC is named as a defendant, the plaintiffs are represented by the Cotchett, Pitre, and McCarthy law firm, and the few allegations against FSC are very limited in scope.

On February 9, 2010, the defendants in the Cotchett Complaints, except Bank of America, The Goldman Sachs Group, Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P. and Goldman Sachs Bank USA, filed a Joint Motion to Dismiss the Cotchett Complaints along with a Memorandum in Support of Defendants’ Joint Motion to Dismiss the Cotchett Complaints. Additionally, FSC filed a Supplemental Memorandum in Support of the Motion to Dismiss the Cotchett Complaints setting forth specific reasons why the Cotchett Complaints should be dismissed as to FSC.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

PlainsCapital and its subsidiaries are defendants in various other legal matters arising in the normal course of business. Management believes that the ultimate liability, if any, arising from these, and the matters discussed above will not materially affect the consolidated financial statements.

Other Contingencies

PlainsCapital and its subsidiaries have entered into employment contracts with certain executive officers. The contracts provide for minimum annual salaries and additional compensation in the form of bonuses based on performance. The contracts originated at various dates, and some contain self-renewing terms of three years, subject to the option of PlainsCapital or the executive not to renew. The minimum aggregate commitment for future salaries, excluding bonuses, under these contracts at December 31, 2009, is approximately $6.3 million. These employment contracts also provide severance pay benefits if there is a change in control of PlainsCapital. PlainsCapital and subsidiaries have separate severance agreements with certain other senior officers that provide severance pay benefits if there is a change in control. The severance agreements with the other senior officers contain self-renewing terms of two years subject to the option of PlainsCapital or the officer not to renew. At December 31, 2009, the aggregate contingent liability for severance pay benefits in the event of a change in control is approximately $32.6 million.

PlainsCapital and its subsidiaries lease space, primarily for branch facilities and automatic teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 19 years and under capital leases with remaining terms of 12 to 19 years. Future minimum payments by year and in the aggregate under these leases are as follows at December 31, 2009 (in thousands):

	Operating Leases	Capital Leases
2010	$15,323	$993
2011	13,580	1,011
2012	10,966	1,048
2013	8,050	1,082
2014	6,184	1,099
Thereafter	20,262	12,014

Total minimum lease payments	$74,365	17,247

Amount representing interest		(5,119)

Present value of minimum lease payments		$12,128

Rental expense under the operating leases was approximately $18.4 million, $10.2 million and $8.7 million in 2009, 2008 and 2007, respectively.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

15. Financial Instruments with Off-Balance Sheet Risk

The Bank and PrimeLending are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit that involve varying degrees of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The contract amounts of those instruments reflect the extent of involvement (and therefore the exposure to credit loss) the Bank and PrimeLending have in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and may require payment of fees. Because some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The Bank and PrimeLending had outstanding unused commitments to extend credit of $918.4 million at December 31, 2009. The Bank had outstanding standby letters of credit of $54.3 million at December 31, 2009.

The Bank and PrimeLending use the same credit policies in making commitments and standby letters of credit as they do for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include real estate, accounts receivable, marketable securities, interest-bearing deposit accounts, inventory, and property, plant and equipment.

In the normal course of business, FSC executes, settles, and finances various securities transactions that may expose FSC to off-balance sheet risk in the event that a customer or counterparty does not fulfill its contractual obligations. Examples of such transactions include the sale of securities not yet purchased by customers or for the account of FSC, clearing agreements between FSC and various clearinghouses and broker-dealers, secured financing arrangements that involve pledged securities, and when-issued underwriting and purchase commitments.

16. Stock-Based Compensation

At December 31, 2009, PlainsCapital and its subsidiaries had four incentive stock option plans that provide for the granting of stock options to officers and key employees. In addition, PlainsCapital has granted restricted stock to a group of officers and key employees. Compensation cost related to the plans was approximately $1.1 million, $0.1 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The income tax benefit related to share-based compensation was approximately $0.4 million, $31,000 and $60,000 in 2009, 2008 and 2007, respectively.

At December 31, 2009, unrecognized cost related to the stock option plans was approximately $0.2 million. PlainsCapital expects to recognize that cost over a weighted-average period of approximately 7 months.

At December 31, 2009, PlainsCapital had 528,000 shares of unvested restricted stock with a grant date fair value of $11.33 per share that is being recorded as compensation expense over a seven-year vesting period. Unrecognized cost related to the restricted stock was $5.1 million at December 31, 2009. The vesting of the

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

restricted stock will automatically accelerate in full upon a change in control of PlainsCapital or the date upon which our common stock is listed and traded on an exchange registered under the Exchange Act. If the restricted stock vests on an accelerated basis, the entire unrecognized cost related to the restricted stock would be recognized in noninterest expense immediately.

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

The stock option plans in effect as of December 31, 2009 were established in 2001, 2003, 2005 and 2007. Each of the plans originally provided for option grants that could result in the issuance of up to 50,000 shares of Original Common Stock, subject to increase or decrease in the event of a stock dividend or stock split. As a result of the acquisition, the 2007 plan was amended in December 2008 to allow grants that could result in the issuance of up to 150,000 shares of PlainsCapital Original Common Stock. At December 31, 2009 a total of 76,428 shares were available for grant under these plans. PlainsCapital typically issues new shares upon exercise of option grants.

The exercise price of all common stock subject to options granted under these plans will not be less than 100% of the fair market value of the common stock on the date of grant, unless an option is granted to a person who owns more than 10% of the common stock, in which case the exercise price will not be less than 110% of the fair market value of the common stock subject to the options granted. Options granted expire in no more than ten years, unless an option is granted to a person who owns more than 10% of the common stock, in which case the options granted expire in no more than five years, or upon the termination of employment unless (i) the optionee retires, after which time he will have three months from the date of his retirement to exercise his options, or (ii) the optionee dies, after which time his legal representatives have the six months after his death to exercise his options. Option grants vest in two years, except, as noted above for grants made under the provisions of the acquisition.

The weighted-average grant date fair value of options granted during 2009, 2008 and 2007 was $2.44, $3.75 and $3.70, respectively. PlainsCapital uses a Black-Scholes option pricing model to estimate the fair value of each option award on the date of grant. Risk-free rates are derived from yields on U.S. Treasury strips (zero-coupon bonds) on the date options are granted. The expected term of options granted is based on an analysis of historical exercise data and represents the expected period of time that options are to be outstanding. Expected volatility is based on historical volatility of PlainsCapital’s stock. The estimates for expected term and expected volatility are reviewed annually. Weighted-average values used to estimate the fair value of options granted are shown in the following table:

	2009	2008	2007
Risk-free interest rate	3.27% to 3.74%	3.96% to 4.37%	4.31% to 5.23%
Expected term (years)	5	5	5
Expected volatility	23%	23%	24%
Dividend yield	1.77%	1.57%	1.33%

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Information regarding these stock option plans in 2009 and 2008 is as follows:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	585,477	$9.65	632,295	$9.57
Options granted in First Southwest acquisition	285,366	4.53	—	—

	870,843	7.98	632,295	9.57
Granted	115,500	11.33	23,250	12.50
Exercised	(40,965)	5.55	(32,349)	7.96
Cancellations and expirations	(1,863)	4.83	(37,719)	11.46

Outstanding, December 31	943,515	8.50	585,477	9.65

Exercisable, December 31	804,765	7.98	505,227	9.03

The total intrinsic value of options exercised during the year ended December 31, 2009, 2008 and 2007 was $0.3 million, $0.2 million and $0.4 million, respectively. At December 31, 2009, the intrinsic value of options outstanding was $3.9 million and the intrinsic value of exercisable shares was $3.8 million. The total fair value of share awards vested was $0.7 million in 2009, $0.5 million in 2008 and zero in 2007.

Details of PlainsCapital’s stock options outstanding at December 31, 2009, are as follows:

Range of Exercise Prices	Outstanding Shares at December 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Exercisable Shares at December 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Less than $5.00	214,761	$3.55	0.5	214,761	$3.55	0.5
$5.01 - $10.00	306,810	7.35	2.9	306,810	7.35	2.9
$10.01 - $15.00	421,944	11.86	6.9	283,194	12.02	5.9

Total	943,515	8.50	4.2	804,765	7.98	3.3

In August 2009, our shareholders approved the PlainsCapital Corporation 2009 Long-Term Incentive Plan (the “2009 Plan”). The effectiveness of the 2009 Plan is subject to the redemption of the preferred stock we issued the U.S. Treasury pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. Once effective, the 2009 Plan will replace the four stock option plans described above and no new awards will be made under those plans.

On March 18, 2010, PlainsCapital’s board of directors adopted the PlainsCapital Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan allows for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of PlainsCapital, its subsidiaries and outside directors of PlainsCapital. In the aggregate, 1.0 million shares of Original Common Stock may be delivered pursuant to awards granted under the 2010 Plan.

Following the adoption of the 2010 Plan, 8,281 shares of restricted stock were granted to outside directors of PlainsCapital as a component of their annual directors’ fees. The restricted stock grants vest in one year. Certain

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

PrimeLending employees were granted, effective April 1, 2010, an aggregate of 50,000 shares of restricted stock. The grants to the PrimeLending employees vest in five years. In addition, certain employees of PlainsCapital and its subsidiaries were granted, effective April 1, 2010, an aggregate of 278,057 restricted stock units. The restricted stock units vest in 5 years.

17. Regulatory Matters

The Bank and PlainsCapital are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct, material effect on the consolidated financial statements. The regulations require the Bank and PlainsCapital to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and PlainsCapital to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). A comparison of the Bank’s and PlainsCapital’s actual capital amounts and ratios to the minimum requirements is as follows (dollar amounts in thousands):

	At December 31, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$184,958	4%	$461,109	9.97%
Tier 1 capital (to risk-weighted assets)	144,012	4%	461,109	12.81%
Total capital (to risk-weighted assets)	288,024	8%	506,148	14.06%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$185,146	4%	$437,393	9.45%
Tier 1 capital (to risk-weighted assets)	144,589	4%	437,393	12.10%
Total capital (to risk-weighted assets)	289,179	8%	502,617	13.90%

	At December 31, 2008
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$134,729	4%	$456,567	13.56%
Tier 1 capital (to risk-weighted assets)	133,404	4%	456,567	13.69%
Total capital (to risk-weighted assets)	266,808	8%	497,239	14.91%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$134,986	4%	$428,897	12.71%
Tier 1 capital (to risk-weighted assets)	133,669	4%	428,897	12.83%
Total capital (to risk-weighted assets)	267,338	8%	485,569	14.53%

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of book capital to Tier 1 and total capital (as defined) is as follows (in thousands):

	At December 31, 2009
	PCB	PCC
Total capital per books	$507,527	$422,500
Add:
Minority interests	466	1,610
Trust preferred securities	—	65,000
Net unrealized holding losses on securities available for sale and held in trust	300	300
Deduct:
Goodwill and other disallowed intangible assets	(47,184)	(51,496)
Other	—	(521)

Tier 1 capital (as defined)	461,109	437,393
Add: Allowable Tier 2 capital
Allowance for loan losses	45,039	45,224
Qualifying subordinated debt	—	20,000

Total capital (as defined)	$506,148	$502,617

	At December 31, 2008
	PCB	PCC
Total capital per books	$488,688	$399,815
Add:
Minority interests	466	1,709
Trust preferred securities	—	65,000
Net unrealized holding losses on securities available for sale and held in trust	(331)	(331)
Deduct:
Goodwill and other disallowed intangible assets	(32,256)	(36,568)
Other	—	(728)

Tier 1 capital (as defined)	456,567	428,897
Add: Allowable Tier 2 capital
Allowance for loan losses	40,672	40,672
Qualifying subordinated debt	—	16,000

Total capital (as defined)	$497,239	$485,569

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

	At December 31, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$231,197	5%	$461,109	9.97%
Tier 1 capital (to risk-weighted assets)	216,018	6%	461,109	12.81%
Total capital (to risk-weighted assets)	360,030	10%	506,148	14.06%

	At December 31, 2008
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$168,411	5%	$456,567	13.56%
Tier 1 capital (to risk-weighted assets)	200,106	6%	456,567	13.69%
Total capital (to risk-weighted assets)	333,510	10%	497,239	14.91%

Pursuant to the net capital requirements of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At December 31, 2009, FSC had net capital of $58.4 million; the minimum net capital requirement was $2.2 million; net capital maintained by FSC at December 31, 2009 was 54% of aggregate debits; and net capital in excess of the minimum requirement at December 31, 2009 was $56.2 million.

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the United States Department of Housing and Urban Development (“HUD”). PrimeLending determines its compliance with the minimum net worth requirements on an annual basis. As of December 31, 2009, PrimeLending was required to have net worth of $1.0 million. PrimeLending’s adjusted net worth as defined by the Consolidated Audit Guide for Audits of HUD Programs was $35.3 million as of December 31, 2009, resulting in adjusted net worth above the required amount of $34.3 million.

18. Shareholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2009, approximately $53.6 million of retained earnings was available for dividend declaration without prior regulatory approval.

PlainsCapital must receive the consent of the U.S. Treasury to increase the per share amount of dividends paid on our common stock until December 19, 2011, unless we redeem the preferred stock issued pursuant to the TARP Capital Purchase Program.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

19. Assets Segregated for Regulatory Purposes

At December 31, 2009 and 2008, FSC had segregated $0 and $11.5 million, respectively, of cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 of the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2009 or 2008.

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Receivables
Securities borrowed	$73,139	$43,871
Securities failed to deliver	6,110	80
Clearing organizations	3,275	1,085
Due from dealers	190	295

	$82,714	$45,331

Payables
Securities loaned	$86,207	$43,437
Correspondents	17,370	15,229
Securities failed to receive	4,433	82
Clearing organizations	262	455

	$108,272	$59,203

21. Cash and Due from Banks

Cash and due from banks consisted of the following:

	At December 31,
	2009	2008
Cash on hand	$18,476	$23,346
Clearings and collection items	44,576	35,446
Deposits at Federal Reserve Bank	30,499	26,749
Deposits at Federal Home Loan Bank	1,670	1,076
Deposits in FDIC-insured institutions under $100,000, individually	442	1,849
Deposits in FDIC-insured institutions over $100,000	52,611	4,319

	$148,274	$92,785

The amounts above include interest-bearing deposits of $64.5 million and $15.9 million at December 31, 2009 and 2008, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2009 and 2008.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

22. Fair Value Measurements

Fair Value Measurements and Disclosures

On January 1, 2008, PlainsCapital adopted the Fair Value Measurements and Disclosures Topic of the ASC (the “Fair Value Topic”). The Fair Value Topic defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Fair Value Topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Fair Value Topic assumes that transactions upon which fair value measurements are based occur in the principal market for the asset or liability being measured. Further, fair value measurements made under the Fair Value Topic exclude transaction costs and are not the result of forced transactions.

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

At December 31, 2009, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $430.8 million, while the unpaid principal balance of those loans was $419.5 million. At December 31, 2008, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $192.3 million, while the unpaid principal balance of those loans was $188.1 million. The fair value excludes interest, which is reported as interest income on loans in the income statement.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

PlainsCapital holds a number of financial instruments that are measured at fair value on a recurring basis, either by the application of Fair Value Option or other authoritative pronouncements. The fair values of those instruments are determined as described below.

Loans Held for Sale—Mortgage loans held for sale are reported at fair value, as discussed above, using Level 2 inputs that consist of commitments on hand from investors or prevailing market prices. These instruments are held for relatively short periods, typically no more than 30 days. As a result, changes in instrument-specific credit risk are not a significant component of the change in fair value.

Securities Available for Sale—Most securities available for sale are reported at fair value using Level 2 inputs. PlainsCapital obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the financial instruments’ terms and conditions, among other things. At December 31, 2009, PlainsCapital held two mortgage-backed securities that the pricing service was unable to price due to the terms and conditions of the instrument. As a result, the Bank determined that fair value was equal to book value using Level 3 inputs. In addition, the Bank holds auction rate bonds purchased as a result of the First Southwest acquisition. The estimated fair value of the auction rate securities was determined by a third-party valuation specialist using Level 3 inputs, primarily due to the lack of observable market data. Inputs for the valuation were developed using terms of the auction rate securities, market interest rates, asset appropriate credit transition matrices and recovery rates, and assumptions regarding the term to maturity of the auction rate securities.

Trading Securities—Trading securities are reported at fair value using Level 2 inputs in the same manner as discussed previously for securities available for sale.

Deposits—As discussed previously, certain time deposits are reported at fair value by virtue of an election under the provisions of Fair Value Option. Fair values are determined using Level 2 inputs that consist of observable rates paid on instruments of the same tenor in the brokered certificate of deposit market.

Derivatives—Derivatives are reported at fair value using Level 2 inputs. PlainsCapital uses dealer quotes to determine the fair value of interest rate swaps used to hedge time deposits and certain customer contracts. PrimeLending uses dealer quotes to value forward purchase commitments executed for both hedging and non-hedging purposes. PrimeLending also issues IRLCs to its customers that it values based on the change in the fair value of the underlying mortgage loan from inception of the IRLC to the balance sheet date. PrimeLending determines the value of the underlying mortgage loan as discussed in “Loans Held for Sale”, above.

The following table presents information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	At December 31, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans held for sale	$—	$430,760	$—	$430,760
Securities available for sale	—	179,148	48,393	227,541
Trading securities	—	24,183	—	24,183
Derivative assets	—	1,851	—	1,851
Time deposits	—	1,259	—	1,259
Derivative liabilities	—	(271)	—	(271)

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table reconciles the beginning and ending balances of assets measured at fair value using Level 3 inputs (in thousands).

	Mortgage- Backed Securities	Auction Rate Bonds	Total
Balance, January 1, 2009	$6,190	$40,612	$46,802
Realized gains in net realized gains on sales of securities	—	14	14
Unrealized gains in other comprehensive income, net	—	(67)	(67)
Transfers to Level 2	(6,135)	—	(6,135)
Transfers from held to maturity for regulatory purposes	—	22,800	22,800
Purchases, issuances and settlements, net	3,784	(18,805)	(15,021)

Balance, December 31, 2009	$3,839	$44,554	$48,393

The following table presents the changes in fair value for instruments that are reported at fair value under an election under the Fair Value Option (in thousands).

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Year Ended December 31, 2009			Year Ended December 31, 2008
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$7,169	$—	$7,169	$4,118	$—	$4,118
Time deposits	—	(99)	(99)	—	72	72

PlainsCapital also determines the fair value of assets and liabilities on a non-recurring basis. For example, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Acquisition—As discussed in Note 2, the assets and liabilities of First Southwest are included, at estimated fair value, in the consolidated balance sheet at December 31, 2008, the acquisition date of First Southwest.

Impaired (Non-accrual) Loans—PlainsCapital reports non-accrual loans at fair value through charges against the allowance for loan losses. PlainsCapital determines fair value using Level 2 inputs consisting of observable loss experience for similar loans. At December 31, 2009, loans with a carrying amount of $63.7 million had been reduced by charges to the allowance for loan losses of $9.2 million, resulting in a reported fair value of $54.5 million.

Other Real Estate Owned—PlainsCapital reports other real estate owned at fair value through use of valuation allowances that are charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation allowances are charged against earnings. PlainsCapital determines fair value using Level 2 inputs consisting of independent appraisals. At December 31, 2009, the estimated fair value of other real estate owned was $17.5 million.

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. The methods for determining estimated fair value for financial assets and liabilities measured at fair value on a recurring or non-recurring basis are discussed above. For other financial assets and liabilities, PlainsCapital utilizes quoted market prices, if available, to estimate of the fair value of financial instruments. Because no quoted market prices

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

exist for a significant portion of PlainsCapital’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows, and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current transaction. Further, as it is management’s intent to hold a significant portion of its financial instruments to maturity, it is not probable that the fair values shown below will be realized in a current transaction.

Because of the wide range of permissible valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of PlainsCapital’s fair value information to that of other financial institutions. The aggregate estimated fair value amount should in no way be construed as representative of the underlying value of PlainsCapital and its subsidiaries.

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

Cash and Short-Term Investments—For cash and due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Assets Segregated for Regulatory Purposes—For assets segregated for regulatory purposes, the carrying amount is a reasonable estimate of fair value.

Loans Held for Sale—Estimated fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices. The carrying amount of mortgage loans held for sale has been adjusted to fair value under the provisions of the Fair Value Option.

Securities—For securities held to maturity, estimated fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. For securities available for sale and trading securities, the carrying amount is a reasonable estimate of fair value.

Loans—The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Broker-Dealer and Clearing Organization Receivables—The carrying amount approximates their fair value.

Fee Award Receivable—The carrying amount approximates fair value.

Cash Surrender Value of Life Insurance Policies and Accrued Interest—The carrying amounts approximate their fair values.

Deposit Liabilities—The estimated fair value of demand deposits, savings accounts and NOW accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount for variable-rate certificates of deposit approximates their fair values.

Broker-Dealer and Clearing Organization Payables—The carrying amount approximates their fair value.

Short-Term Borrowings—The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings approximate their fair values.

Debt—The fair values are estimated using discounted cash flow analysis based on PlainsCapital’s current incremental borrowing rates for similar types of borrowing arrangements.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The estimated fair values of PlainsCapital’s financial instruments are shown below (in thousands):

	At December 31, 2009		At December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and short-term investments	$160,318	$160,318	$114,571	$114,571
Assets segregated for regulatory purposes	—	—	11,500	11,500
Loans held for sale	432,202	432,202	198,866	198,866
Securities	545,737	546,611	385,327	385,137
Loans, net	3,019,677	3,053,759	2,924,947	2,965,364
Broker-dealer and clearing organization receivables	82,714	82,714	45,331	45,331

Fee award receivable	20,504	20,504	21,544	21,544
Cash surrender value of life insurance policies	21,379	21,379	20,698	20,698
Interest rate swaps and IRLCs	1,851	1,851	3,409	3,409
Accrued interest receivable	15,876	15,876	16,164	16,164

Financial liabilities
Deposits	3,278,039	3,285,796	2,926,099	2,936,334
Broker-dealer and clearing organization payables	108,272	108,272	59,203	59,203
Short-term borrowings	488,078	488,078	259,876	259,876
Debt	135,562	135,562	218,026	218,026

Forward purchase commitments	(271)	(271)	(56)	(56)
Accrued interest payable	5,661	5,661	6,001	6,001

The deferred income amounts arising from unrecognized financial instruments are not significant. These financial instruments also have contractual interest rates at or above current market rates. Therefore, no fair value disclosure is provided for these items.

23. Derivative Financial Instruments

The Bank and PrimeLending use various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin. PrimeLending has interest rate risk relative to its inventory of mortgage loans held for sale and IRLCs. PrimeLending is exposed to such rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold.

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 22, PlainsCapital adopted the Fair Value Option on January 1, 2008. At adoption, PrimeLending elected to measure substantially all mortgage loans held for sale at fair value on a prospective

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

basis. The election provides PrimeLending the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. PrimeLending provides IRLCs to its customers and executes forward purchase commitments to sell mortgage loans. The fair values of both IRLCs and purchase commitments are recorded in other assets or other liabilities, as appropriate. Changes in the fair values of these derivative instruments produced a net loss of approximately $1.5 million for the year ended December 31, 2009 and a net gain of approximately $3.6 million for the year ended December 31, 2008. The net gains or losses were recorded as a component of gain on sale of loans.

Year-end derivative positions are presented in the following table (in thousands):

	At December 31, 2009		At December 31, 2008
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging derivative instruments
IRLCs	$256,285	$(511)	$219,700	$4,041
Interest rate swaps	9,469	(1)	14,969	(156)
Forward purchase commitments	200,467	2,634	280,795	(421)

The Bank recorded unrealized gains (losses), net of reclassifications adjustments, on the swaps designated as cash flow hedges in other comprehensive income as shown in the following table (in thousands).

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	(19)	7	(12)	(19)	7	(12)

Other comprehensive income (loss)	$(19)	$7	$(12)	$(19)	$7	$(12)

Over the next twelve months, the Bank estimates that approximately $20,000 of unrealized after-tax gains will be reclassified from other comprehensive income into interest income, representing the earnings volatility that is avoided by using the interest rate swaps.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

24. Other Noninterest Income and Expense

The following tables show the components of other noninterest income and expense for the years ended December 31, 2009, 2008 and 2007 (in thousands).

	2009	2008	2007
Other noninterest income
Earnings on/increase in cash surrender value of life insurance	$665	$795	$742
Income and fees from automated teller machines	937	844	686
Revenue from check and stored value cards	1,677	1,557	1,320
Net gain from trading operations	971	—	—
Joint venture gains (losses)	(2,558)	164	1,143
Settlement of outstanding claims	3,075	—	—
Other	1,671	1,595	2,054

	$6,438	$4,955	$5,945

Other noninterest expense
Marketing	$11,780	$9,036	$5,963
Data processing	5,001	2,491	2,131
Printing, stationery and supplies	3,135	1,404	1,185
Funding fees	4,130	1,785	1,352
Unreimbursed loan closing costs	3,241	1,666	769
Other	27,297	13,028	10,578

	$54,584	$29,410	$21,978

25. Preferred Stock

On December 19, 2008, PlainsCapital executed a Letter Agreement, which included the Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”), with the U.S. Treasury under the provisions of the TARP Capital Purchase Program. Under the terms of the Purchase Agreement, PlainsCapital issued 87,631 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A Preferred Stock”), and warrants to purchase 4,382 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation preference $1,000 per share (“Series B Preferred Stock”), to the U.S Treasury and received aggregate proceeds of $87.6 million. The U.S Treasury immediately exercised the warrants to purchase the Series B Preferred Stock. PlainsCapital did not realize additional proceeds from the warrant exercise. The aggregate liquidation preference of the Series A Preferred Stock and Series B Preferred Stock is $92.0 million.

Both Series A Preferred Stock and Series B Preferred Stock qualify as Tier 1 capital for regulatory capital purposes. Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum until February 15, 2014 and 9% per annum thereafter. Series B Preferred Stock pays cumulative dividends at a rate of 9% per annum. Dividends paid on preferred stock for the year ended December 31, 2009 were $4.3 million.

PlainsCapital’s participation in the TARP Capital Purchase Program subjects us to a number of restrictions. As long as shares of the Series A Preferred Stock and Series B Preferred Stock remain outstanding, we may not pay dividends to our common shareholders unless all accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock have been paid in full. Furthermore, prior to December 19, 2011, unless we have redeemed all of the Series A Preferred Stock and Series B Preferred Stock, the consent of the U.S. Treasury will

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

be required to, among other things, increase the amount of dividends paid on our common stock. After December 19, 2011 and thereafter until December 19, 2018, the consent of the U.S. Treasury (if it then holds any of our Series A Preferred Stock and Series B Preferred Stock) will be required for any increase in the aggregate common stock dividends per share greater than 3% per annum.

In addition to the restrictions on dividends, PlainsCapital’s participation in the TARP Capital Purchase Program subjects it to extensive restrictions regarding the payment of compensation, retention awards, bonuses and other incentive compensation, both under the terms of the TARP Capital Purchase Program and under subsequent legislation. The U.S. Treasury’s Special Master for TARP Executive Compensation (the “Special Master”) may review PlainsCapital’s compensation structure and payments we have made to our employees. To the extent that the Special Master finds PlainsCapital’s executive compensation inconsistent with the public interest, the Special Master can require that such executive compensation be reimbursed to PlainsCapital or the federal government.

On and after February 15, 2012, PlainsCapital may, at its option, subject to prior regulatory approval, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends up to but excluding the redemption date. Prior to February 15, 2012, PlainsCapital may be allowed to redeem shares of Series A Preferred Stock and Series B Preferred Stock under terms and conditions to be determined by the Secretary of the Treasury, in consultation with the Board of Governors of the Federal Reserve System. Regardless of the timing of any redemption, PlainsCapital may not redeem Series B Preferred Stock until such time as all Series A Preferred Stock has been redeemed.

26. Segment and Related Information

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

During the third quarter of 2009, PlainsCapital changed its reporting of segment results. Previously, the operations of PlainsCapital and remaining subsidiaries not discussed in the previous paragraph (collectively, the “Holding Company”) were not allocated to the segments. Beginning in the third quarter, we adopted a new procedure for determining segment results. First, we eliminated intercompany transactions from the segments and certain noninterest expenses from the Bank. Second, we allocated the net expenses of the Holding Company among the three reporting segments based upon each segment’s relative net income. Finally, we reallocated the noninterest expenses of the Bank, removed above, among the three segments based upon the annual determination of senior managers regarding the allocation of management time and resources. Senior management believes this procedure assists with the allocation of corporate resources and decisions regarding capital investment.

Balance sheet amounts for the Holding Company are included in “All Other and Eliminations.” We have adjusted segment results for prior periods for comparison purposes to reflect the change described above.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following tables present information about the revenues, operating results and assets of PlainsCapital’s reportable segments (in thousands). The assets of First Southwest are included in the Financial Advisory segment as of December 31, 2008, and the operations of First Southwest are reflected in the results of the Financial Advisory segment beginning January 1, 2009.

Income Statement Data

	Year Ended December 31, 2009
	Banking	Mortgage Origination	Financial Advisory	PCC Consolidated
Interest income	$190,581	$6,454	$5,788	$202,823
Interest expense	33,475	8,244	745	42,464

Net interest income	157,106	(1,790)	5,043	160,359
Provision for loan losses	66,673	—	—	66,673
Noninterest income	20,556	216,231	98,121	334,908
Noninterest expense	99,069	187,577	95,391	382,037

Net income before taxes	11,920	26,864	7,773	46,557
Income tax provision	2,628	9,750	2,631	15,009

Consolidated net income	9,292	17,114	5,142	31,548
Less: net income attributable to noncontrolling interest	—	—	220	220

Net income attributable to PlainsCapital Corporation	$9,292	$17,114	$4,922	$31,328

Balance Sheet Data

	December 31, 2009
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PCC Consolidated
Cash and due from banks	$139,579	$42,544	$11,017	$(44,866)	$148,274
Loans held for sale	1,442	430,760	—	—	432,202
Securities	521,554	—	24,183	—	545,737
Loans, net	2,866,803	—	154,123	(1,249)	3,019,677
Broker-dealer and clearing organization receivables	—	—	82,714	—	82,714
Investment in subsidiaries	655,830	—	—	(655,830)	—
Goodwill and other intangible assets, net	7,871	23,706	19,919	—	51,496
Other assets	198,927	14,626	45,254	31,813	290,620

Total assets	$4,392,006	$511,636	$337,210	$(670,132)	$4,570,720

Deposits	$3,274,900	$—	$64,911	$(61,772)	$3,278,039
Broker-dealer and clearing organization payables	—	—	108,272	—	108,272
Short-term borrowings	488,078	—	—	—	488,078
Notes payable	68,511	407,430	22,329	(429,720)	68,550
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	42,297	38,529	66,276	(10,443)	136,659
PlainsCapital Corporation shareholders’ equity	518,220	65,677	75,422	(236,819)	422,500
Noncontrolling interest	—	—	—	1,610	1,610

Total liabilities and shareholders’ equity	$4,392,006	$511,636	$337,210	$(670,132)	$4,570,720

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Income Statement Data

	Year Ended December 31, 2008
	Banking	Mortgage Origination	Financial Advisory	PCC Consolidated
Interest income	$189,706	$3,903	$(217)	$193,392
Interest expense	63,154	2,976	(61)	66,069

Net interest income	126,552	927	(156)	127,323
Provision for loan losses	22,818	—	—	22,818
Noninterest income	19,898	93,113	6,055	119,066
Noninterest expense	93,534	87,247	5,504	186,285

Net income before taxes	30,098	6,793	395	37,286
Income tax provision	10,272	2,318	135	12,725

Consolidated net income	19,826	4,475	260	24,561
Less: net income attributable to noncontrolling interest	—	—	437	437

Net income attributable to PlainsCapital Corporation	$19,826	$4,475	$(177)	$24,124

Balance Sheet Data

	December 31, 2008
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PCC Consolidated
Cash and due from banks	$93,190	$9,344	$5,554	$(15,303)	$92,785
Loans held for sale	6,605	192,261	—	—	198,866
Securities	383,766	—	1,561	—	385,327
Loans, net	2,825,914	—	125,522	(26,489)	2,924,947
Broker-dealer and clearing organization receivables	—	—	45,331	—	45,331
Investment in subsidiaries	394,942	—	—	(394,942)	—
Goodwill and other intangible assets, net	7,944	24,312	4,312	—	36,568
Other assets	179,086	8,655	218,226	(137,795)	268,172

Total assets	$3,891,447	$234,572	$400,506	$(574,529)	$3,951,996

Deposits	$2,870,304	$—	$82,079	$(26,284)	$2,926,099
Broker-dealer and clearing organization payables	—	—	59,203	—	59,203
Short-term borrowings	223,376	—	36,500	—	259,876
Notes payable	102,666	182,061	124,217	(257,930)	151,014
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	197,544	14,598	31,730	(156,604)	87,268
PlainsCapital Corporation shareholders’ equity	497,557	37,913	66,777	(202,432)	399,815
Noncontrolling interest	—	—	—	1,709	1,709

Total liabilities and shareholders’ equity	$3,891,447	$234,572	$400,506	$(574,529)	$3,951,996

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Income Statement Data

	Year Ended December 31, 2007
	Banking	Mortgage Origination	Financial Advisory	PCC Consolidated
Interest income	$216,571	$4,686	$(362)	$220,895
Interest expense	101,659	3,330	(184)	104,805

Net interest income	114,912	1,356	(178)	116,090
Provision for loan losses	5,517	—	—	5,517
Noninterest income	18,822	59,012	6,447	84,281
Noninterest expense	85,668	59,532	5,615	150,815

Net income before taxes	42,549	836	654	44,039
Income tax provision	14,400	283	221	14,904

Consolidated net income	28,149	553	433	29,135
Less: net income attributable to noncontrolling interest	—	—	543	543

Net income attributable to PlainsCapital Corporation	$28,149	$553	$(110)	$28,592

Balance Sheet Data

	December 31, 2007
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PCC Consolidated
Cash and due from banks	$102,298	$10,171	$1,563	$(17,716)	$96,316
Loans held for sale	25,827	74,188	—	—	100,015
Securities	191,175	—	—	—	191,175
Loans, net	2,570,061	—	—	784	2,570,845
Investment in subsidiaries	270,968	—	—	(270,968)	—
Goodwill and other intangible assets, net	8,017	24,933	4,312	46	37,308
Other assets	155,993	4,231	508	26,472	187,204

Total assets	$3,324,339	$113,523	$6,383	$(261,382)	$3,182,863

Deposits	$2,416,022	$—	$—	$(22,668)	$2,393,354
Short-term borrowings	416,306	—	—	—	416,306
Notes payable	149,656	72,214	—	(181,614)	40,256
Junior subordinated debentures	—	—	—	51,548	51,548
Other liabilities	38,824	5,353	439	1,044	45,660
PlainsCapital Corporation shareholders’ equity	303,531	35,956	5,944	(111,541)	233,890
Noncontrolling interest	—	—	—	1,849	1,849

Total liabilities and shareholders’ equity	$3,324,339	$113,523	$6,383	$(261,382)	$3,182,863

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

27. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share data).

	2009	2008	2007
Income applicable to PlainsCapital Corporation common shareholders	$25,624	$24,124	$28,592
Less: income applicable to participating securities	1,585	—	—

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$24,039	$24,124	$28,592

Weighted-average shares outstanding	31,260,173	26,117,934	26,012,250
Less: participating securities included in weighted-average shares outstanding	2,225,430	—	—

Weighted-average shares outstanding for basic earnings per common share	29,034,743	26,117,934	26,012,250

Basic earnings per common share	$0.83	$0.92	$1.10

Income applicable to PlainsCapital Corporation common shareholders	$25,624	$24,124	$28,592

Weighted-average shares outstanding	31,260,173	26,117,934	26,012,250
Dilutive effect of contingently issuable shares due to First Southwest acquisition	1,697,430	4,650	—
Dilutive effect of stock options and non-vested stock awards	394,023	133,581	182,961

Weighted-average shares outstanding for diluted earnings per common share	33,351,626	26,256,165	26,195,211

Diluted earnings per common share	$0.77	$0.92	$1.09

PlainsCapital uses the two-class method prescribed by the Earnings per Share Topic of the ASC to compute earnings per common share. Participating securities include non-vested restricted stock and shares of PlainsCapital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition.

The weighted-average shares outstanding used to compute diluted earnings per common share do not include outstanding options of 180,489, 99,150 and 67,800 for the years ended 2009, 2008 and 2007, respectively. The exercise price of the excluded options exceeded the average market price of PlainsCapital stock in the years shown. Accordingly, the assumed exercise of the excluded options would have been antidilutive.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

28. Condensed Financial Statements of PlainsCapital

Condensed financial statements of PlainsCapital (parent only) follow (in thousands). Investments in subsidiaries are determined using the equity method of accounting.

Condensed Statements of Income

	Years Ended December 31,
	2009	2008	2007
Income
Dividend income
From banks	$30,500	$20,000	$20,000
From nonbanks	85	127	133
Interest and other income	166	399	278

Total income	30,751	20,526	20,411

Expense
Interest expense	4,722	6,339	7,147
Salaries and employee benefits	8,050	8,227	7,284
Other	9,853	5,278	4,327

Total expense	22,625	19,844	18,758

Income before income taxes and equity in net earnings of subsidiaries	8,126	682	1,653
Income tax benefit	(8,641)	(6,718)	(5,258)
Equity in net earnings of subsidiaries	14,561	16,724	21,681

Net income	$31,328	$24,124	$28,592

Condensed Balance Sheets

	December 31,
	2009	2008
Assets
Cash and due from banks	$2,414	$3,992
Investment in subsidiaries	520,004	504,262
Premises and equipment, net	7,343	2,132
Other assets	13,851	10,788

Total assets	$543,612	$521,174

Balances due to subsidiaries	$68,169	$68,388
Notes payable	48,650	50,150
Other liabilities	4,293	2,821
Shareholders’ equity	422,500	399,815

Total liabilities and shareholders’ equity	$543,612	$521,174

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Operating activities
Net income	$31,328	$24,124	$28,592
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net earnings of subsidiaries	(14,561)	(16,724)	(21,681)
Other, net	(942)	(2,725)	290

Net cash provided by operating activities	15,825	4,675	7,201

Investing activities
Payments for investments in and advances to subsidiaries	(200)	(115,295)	(7,400)
Repayment of investments in and advances to subsidiaries	498	2,058	2,342
Other, net	(5,734)	1,436	(2,912)

Net cash used in investing activities	(5,436)	(111,801)	(7,970)

Financing activities
Proceeds from junior subordinated debentures	—	15,464	—
Proceeds from notes payable	6,350	20,150	14,900
Payments on notes payable	(7,850)	(8,500)	(10,400)
Proceeds from sale of preferred stock	—	87,631	—
Proceeds from sale of common stock	227	258	641
Dividends paid	(11,088)	(5,313)	(4,934)
Other, net	394	442	1,110

Net cash provided by (used in) financing activities	(11,967)	110,132	1,317

Net increase (decrease) in cash and cash equivalents	(1,578)	3,006	548
Cash and cash equivalents at beginning of year	3,992	986	438

Cash and cash equivalents at end of year	$2,414	$3,992	$986

29. Recently Issued Accounting Standards

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

Business Combinations

In December 2007, the FASB issued the Business Combinations Topic of the ASC. The Business Combinations Topic replaces previously issued guidance regarding business combinations, and applies to all transactions and

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

other events in which one entity obtains control over one or more other businesses. Departing from the cost-allocation process of previous guidance, the Business Combinations Topic requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In particular, this provision would prohibit an acquirer of a financial institution from carrying over the acquired entity’s allowance for loan losses. In addition, contingent consideration is recognized and measured at fair value at the acquisition date, and acquisition related costs are expensed as incurred. The Business Combinations Topic also distinguishes between assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date and assets or liabilities arising from all other contingencies, requiring different treatment for each type of contingency. The Business Combinations Topic was effective for PlainsCapital on January 1, 2009. To the extent business combinations occur on or after the effective date, PlainsCapital’s accounting for those transactions will be significantly affected by the provisions of the Business Combinations Topic. The First Southwest acquisition closed prior to the effective date and is being accounted for in accordance with previously issued guidance regarding business combinations.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance regarding disclosures in the Derivatives and Hedging Topic of the ASC (“Derivative Disclosure Guidance”). The Derivative Disclosure Guidance requires expanded disclosure to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under the Derivatives and Hedging Topic, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the Derivative Disclosure Guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit risk-related contingent features in derivative agreements. The Derivative Disclosure Guidance became effective for PlainsCapital January 1, 2009 and did not have a significant effect on its financial position, results of operations, or cash flows.

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

Other-Than Temporary Impairments

In April 2009, the FASB issued guidance in the Investments-Debt and Equity Securities Topic of the ASC regarding the recognition and presentation of Other-Than-Temporary Impairments (“OTTI Guidance”). The OTTI Guidance (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under the OTTI Guidance, declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The OTTI Guidance became effective for PlainsCapital in the quarter ended June 30, 2009, and its adoption did not have a significant effect on PlainsCapital’s financial position, results of operations or cash flows.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and has concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed to ensure that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within PlainsCapital, and, based on their evaluations, our controls and procedures were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 11.	Executive Compensation.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the caption “Equity Compensation Plan Information” in Part II, Item 5 of this Annual Report and is incorporated by reference herein. Other information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 14.	Principal Accounting Fees and Services.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

A list of financial statements filed herewith is contained in Part II, Item 8, “Financial Statements and Supplementary Data,” above of this Annual Report and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements. A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAINSCAPITAL CORPORATION

Date: March 26, 2010	By:	/s/ ALAN B. WHITE
	Name:	Alan B. White
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/S/ ALAN B. WHITE Alan B. White	President and Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2010

/S/ ALLEN CUSTARD Allen Custard	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2010

/S/ JEFF ISOM Jeff Isom	Executive Vice President of Finance and Accounting (Principal Accounting Officer)	March 26, 2010

* Charlotte Jones Anderson	Director	March 26, 2010

* Tracy A. Bolt	Director	March 26, 2010

* Hill A. Feinberg	Director	March 26, 2010

* Lee Lewis	Director	March 26, 2010

* Andrew J. Littlefair	Director	March 26, 2010

* Michael T. McGuire	Director	March 26, 2010

* A. Haag Sherman	Director	March 26, 2010

* Robert Taylor, Jr.	Director	March 26, 2010

*By:	/S/ ALAN B. WHITE
Alan B. White
Attorney-in-Fact

Exhibit Index

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
3.1	–	Third Amended and Restated Certificate of Formation of PlainsCapital Corporation.		10-Q	000-53629	3.1	10/21/09

3.2	–	Amended and Restated Bylaws of PlainsCapital Corporation.		8-K	000-53629	3.1	08/31/09

4.1	–	Letter Agreement and Securities Purchase Agreement—Standard Terms incorporated therein, dated as of December 19, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and the United States Department of the Treasury.		10	000-53629	4.1	04/17/09

4.2	–	Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.2	04/17/09

4.3	–	First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.3	04/17/09

4.4	–	Indenture, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association.		10	000-53629	4.4	04/17/09

4.5	–	First Supplemental Indenture, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.5	04/17/09

4.6	–	Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of August 7, 2006, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.6	04/17/09

4.7	–	Guarantee Agreement, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association, as trustee.		10	000-53629	4.7	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
4.8	–	First Amendment to Guarantee Agreement, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.8	04/17/09

4.9	–	Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.9	04/17/09

4.10	–	Indenture, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.10	04/17/09

4.11	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of March 26, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.11	04/17/09

4.12	–	Guarantee Agreement, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.12	04/17/09

4.13	–	Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.13	04/17/09

4.14	–	Indenture, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.14	04/17/09

4.15	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of September 17, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.15	04/17/09

4.16	–	Guarantee Agreement, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.16	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
4.17	–	Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, and Alan B. White, DeWayne Pierce, and Jeff Isom, as Administrative Trustees.		10	000-53629	4.17	04/17/09

4.18	–	Junior Subordinated Indenture, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.18	04/17/09

4.19	–	PlainsCapital Corporation (f/k/a Plains Capital Corporation) Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by PlainsCapital Corporation in favor of Wells Fargo Bank, N.A., as trustee of the PCC Statutory Trust IV.		10	000-53629	4.19	04/17/09

4.20	–	Guarantee Agreement, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.20	04/17/09

4.21	–	Registration Rights Agreement, dated as of December 31, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg, as Stockholders’ Representative.		10/A	000-53629	4.21	06/26/09

10.1	–	Agreement and Plan of Merger, dated as of November 7, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.1	04/17/09

10.2	–	First Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.2	04/17/09

10.3	–	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.3	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.4	–	Amended and Restated Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.4	04/17/09

10.5	–	First Amendment to Amended and Restated Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.5	04/17/09

10.6	–	Employment Agreement, effective as of December 31, 2008, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.6	04/17/09

10.7	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.7	04/17/09

10.8	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.8	04/17/09

10.9	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.9	04/17/09

10.10	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.10	04/17/09

10.11	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.11	04/17/09

10.12	–	Plains Capital Corporation Incentive Stock Option Plan, dated October 16, 1996 (the “1996 Incentive Stock Option Plan”).		10	000-53629	10.12	04/17/09

10.13	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 1998 (the “1998 Incentive Stock Option Plan”).		10	000-53629	10.13	04/17/09

10.14	–	Plains Capital Corporation Incentive Stock Option Plan, dated April 18, 2001 (the “2001 Incentive Stock Option Plan”).		10	000-53629	10.14	04/17/09

10.15	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 2003 (the “2003 Incentive Stock Option Plan”).		10	000-53629	10.15	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.16	–	Plains Capital Corporation 2005 Incentive Stock Option Plan, dated April 20, 2005.		10	000-53629	10.16	04/17/09

10.17	–	Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008.		10	000-53629	10.17	04/17/09

10.18	–	PNB Financial Bank Supplemental Executive Pension Plan, effective as of January 1, 2008.		10	000-53629	10.18	04/17/09

10.19	–	First Amendment to PlainsCapital Bank Supplemental Executive Pension Plan, effective as of March 19, 2009.		10	000-53629	10.19	04/17/09

10.20	–	Plains Capital Corporation Employee Stock Ownership Plan, effective January 1, 2004 and as amended and restated as of January 1, 2006.		10	000-53629	10.20	04/17/09

10.21	–	First Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, effective as of January 1, 2007.		10	000-53629	10.21	04/17/09

10.22	–	Second Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, dated as of December 1, 2008.		10	000-53629	10.22	04/17/09

10.23	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Isom, Schaffner and White on December 17, 2008.		10	000-53629	10.23	04/17/09

10.24	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Custard and Feinberg, effective as of December 31, 2008.		10	000-53629	10.24	04/17/09

10.25	–	Form of Stock Option Agreement under the 1996 Incentive Stock Option Plan.		10	000-53629	10.25	04/17/09

10.26	–	Form of Stock Option Agreement under the 1998 Incentive Stock Option Plan.		10	000-53629	10.26	04/17/09

10.27	–	Form of Stock Option Agreement under the 2001 Incentive Stock Option Plan.		10	000-53629	10.27	04/17/09

10.28	–	Form of Stock Option Agreement under the 2003 Incentive Stock Option Plan.		10	000-53629	10.28	04/17/09

10.29	–	Form of Stock Option Agreement under the PlainsCapital Corporation 2005 Incentive Stock Option Plan.		10	000-53629	10.29	04/17/09

10.30	–	Form of Stock Option Agreement under the Amended and Restated PlainsCapital Corporation 2007 Nonqualified and Incentive Stock Option Plan.		10	000-53629	10.30	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.31	–	Amended and Restated Subordinate Credit Agreement, dated as of December 19, 2007, between JP Morgan Chase Bank, N.A. and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.31	04/17/09

10.32	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.32	10/21/09

10.33	–	Third Amended and Restated Subordinate Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.33	10/21/09

10.34	–	Amended and Restated Loan Agreement, dated as of October 1, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.33	04/17/09

10.35	–	First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2002, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.34	04/17/09

10.36	–	Second Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.35	04/17/09

10.37	–	Third Amendment to Amended and Restated Loan Agreement, dated as of June 1, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.36	04/17/09

10.38	–	Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 21, 2005, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.37	04/17/09

10.39	–	Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 16, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.38	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.40	–	Sixth Amendment to Amended and Restated Loan Agreement, dated as of December 19, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.39	04/17/09

10.41	–	Seventh Amendment to Amended and Restated Loan Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.41	10/21/09

10.42	–	Commercial Pledge and Security Agreement, dated as of November 1, 2000, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) for the benefit of JPMorgan Chase Bank, NA (f/k/a Bank One, Texas N.A).		10	000-53629	10.40	04/17/09

10.43	–	Fourth Amended and Restated Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.43	10/21/09

10.44	–	Loan Agreement, dated as of September 22, 2004, between JPMorgan Chase Bank, NA (f/k/a Bank One, NA) and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.42	04/17/09

10.45	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.45	10/21/09

10.46	–	Amended and Restated Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.46	10/21/09

10.47	–	Loan Agreement, dated as of October 27, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.44	04/17/09

10.48	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.48	10/21/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.49	–	Third Amended and Restated Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.49	10/21/09

10.50	–	Credit Agreement, dated as of October 13, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, N.A..		10	000-53629	10.47	04/17/09

10.51	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.51	10/21/09

10.52	–	Second Amended and Restated Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.52	10/21/09

10.53	–	Office Lease, dated as of February 7, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.49	04/17/09

10.54	–	First Amendment to Office Lease, dated as of April 3, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.50	04/17/09

10.55	–	Second Amendment to Office Lease, dated as of November 14, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and H/H Victory Holdings, L.P.		10	000-53629	10.51	04/17/09

10.56	–	Employment Agreement, dated as of December 18, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.1	07/08/09

10.57	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.2	07/08/09

10.58	–	PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	08/31/09

10.59	–	Waiver Letter, dated as of October 16, 2009, from JP Morgan Chase Bank, NA to PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.59	10/21/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.60	–	2010 Long-Term Incentive Plan.		8-K	000-53629	10.2	03/23/10

10.61	–	Form of Restricted Stock Award Agreement under the 2010 Long-Term Incentive Plan		8-K	000-53629	10.3	03/23/10

10.62	–	Form of Restricted Stock Unit Award Agreement under the 2010 Long-Term Incentive Plan		8-K	000-53629	10.4	03/23/10

10.63	–	Employment Agreement, dated as of March 18, 2010, between PlainsCapital Corporation and Roseanna McGill.		8-K	000-53629	10.1	03/23/10

21.1	–	Subsidiaries of PlainsCapital Corporation.	X

24.1	–	Power of Attorney.	X

31.1	–	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	–	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1	–	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.	X

99.2	–	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.	X