Form 10-Q
period 2010-03-31
PLAINSCAPITAL CORP
filed 2010-05-05
CIK 822083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 33,985,737 shares of the registrant’s Original Common Stock, $0.001 par value, and no shares of the registrant’s Common Stock, $0.001 par value, outstanding, including 2,507,469 shares that participate in dividends but are not defined as outstanding under generally accepted accounting principles.

PlainsCapital Corporation

Quarterly Report on Form 10-Q for the period ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PlainsCapital Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2010	December 31,
	(Unaudited)	2009
	(in thousands)
Assets
Cash and due from banks	$207,704	$148,274
Federal funds sold	12,500	12,044
Loans held for sale	488,206	432,202
Securities
Held to maturity, fair market value $274,813 and $294,887, respectively	277,427	294,013
Available for sale, amortized cost $314,059 and $228,651, respectively	313,551	227,541
Trading, at fair market value	72,944	24,183

	663,922	545,737

Loans, net of unearned income	3,011,283	3,071,769
Allowance for loan losses	(49,971)	(52,092)

Loans, net	2,961,312	3,019,677

Broker-dealer and clearing organization receivables	129,890	82,714
Fee award receivable	20,184	20,504
Investment in unconsolidated subsidiaries	2,012	2,012
Premises and equipment, net	76,992	75,602
Accrued interest receivable	15,032	15,876
Other real estate owned	19,112	17,531
Goodwill, net	35,880	35,880
Other intangible assets, net	15,073	15,616
Other assets	187,036	147,051

Total assets	$4,834,855	$4,570,720

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$236,172	$223,551
Interest-bearing	3,098,328	3,054,488

Total deposits	3,334,500	3,278,039

Broker-dealer and clearing organization payables	209,128	108,272
Short-term borrowings	611,011	488,078
Capital lease obligation	12,022	12,128
Notes payable	67,607	68,550
Junior subordinated debentures	67,012	67,012
Other liabilities	109,617	124,531

Total liabilities	4,410,897	4,146,610

Commitments and contingencies

Shareholders’ equity
PlainsCapital Corporation shareholders’ equity
Preferred stock, $1.00 par value per share, authorized 50,000,000 shares;
Series A, 87,631 shares issued	83,811	83,595
Series B, 4,382 shares issued	4,782	4,805
Original Common Stock, $0.001 par value per share, authorized 50,000,000 shares; 31,754,135 and 31,613,010 shares issued, respectively	32	32
Common Stock, $0.001 par value per share, authorized 150,000,000 shares; zero shares issued	—	—
Surplus	151,146	150,626
Retained earnings	185,359	186,743
Accumulated other comprehensive income (loss)	232	(300)

	425,362	425,501
Unearned ESOP shares (275,867 shares)	(3,001)	(3,001)

Total PlainsCapital Corporation shareholders’ equity	422,361	422,500
Noncontrolling interest	1,597	1,610

Total shareholders’ equity	423,958	424,110

Total liabilities and shareholders’ equity	$4,834,855	$4,570,720

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Income - Unaudited

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans, including fees	$44,624	$42,336
Securities
Taxable	3,804	2,408
Tax-exempt	2,451	1,713
Federal funds sold	9	7
Interest-bearing deposits with banks	243	12
Other	1,177	1,158

Total interest income	52,308	47,634

Interest expense
Deposits	7,144	8,784
Short-term borrowings	778	557
Capital lease obligation	141	109
Notes payable	881	814
Junior subordinated debentures	613	865
Other	78	148

Total interest expense	9,635	11,277

Net interest income	42,673	36,357
Provision for loan losses	22,955	14,013

Net interest income after provision for loan losses	19,718	22,344

Noninterest income
Service charges on depositor accounts	2,118	2,212
Net realized gains on sale of securities	1,612	301
Income from loan origination and net gains from sale of loans	47,402	48,419
Trust fees	1,073	894
Investment advisory fees and commissions	15,536	13,856
Securities brokerage fees and commissions	5,713	4,950
Other	1,978	(66)

Total noninterest income	75,432	70,566

Noninterest expense
Employees’ compensation and benefits	56,795	48,508
Occupancy and equipment, net	13,837	11,372
Professional services	5,791	4,040
Deposit insurance premiums	1,275	561
Repossession and foreclosure, net of recoveries	1,452	1,034
Other	13,669	11,749

Total noninterest expense	92,819	77,264

Income before income taxes	2,331	15,646
Income tax provision	580	5,620

Net income	1,751	10,026
Less: Net income attributable to noncontrolling interest	65	23

Net income attributable to PlainsCapital Corporation	1,686	10,003
Dividends on preferred stock and other	1,388	1,559

Income applicable to PlainsCapital Corporation common shareholders	$298	$8,444

Earnings per share
Basic	$0.01	$0.27

Diluted	$0.01	$0.26

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity - Unaudited

		PlainsCapital Corporation Shareholders
		Preferred Stock		Common Stock				Accumulated Other	Unearned
	Comprehensive						Retained	Comprehensive	ESOP	Noncontrolling
	Income	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Interest	Total
	(Dollars in thousands)
Balance, January 1, 2009		92,013	$87,631	31,573,518	$32	$147,445	$167,865	$331	$(3,489)	$1,709	$401,524
Stock option plans’ activity, including compensation expense		—	—	2,424	—	67	—	—	—	—	67
Adjustment to stock issued in business combination		—	—	(63)	—	(1)	—	—	—	—	(1)
Stock-based compensation expense		—	—	—	—	214	—	—	—	—	214
ESOP activity		—	—	—	—	—	16	—	—	—	16
Dividends on common stock ($0.05 per share)		—	—	—	—	—	(1,664)	—	—	—	(1,664)
Dividends on preferred stock		—	—	—	—	—	(1,353)	—	—	—	(1,353)
Preferred stock discount and accretion		—	206	—	—	—	(206)	—	—	—	—
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(319)	(319)
Comprehensive income:
Net income	$10,026	—	—	—	—	—	10,003	—	—	23	10,026
Other comprehensive income (loss):
Unrealized gains on securities available for sale, net of tax of $60.9	118
Unrealized losses on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $67.0	(130)
Unrealized losses on customer-related cash flow hedges, net of tax of $1.7	(3)

Other comprehensive loss	(15)	—	—	—	—	—	—	(15)	—	—	(15)

Total comprehensive income	$10,011

Balance, March 31, 2009		92,013	$87,837	31,575,879	$32	$147,725	$174,661	$316	$(3,489)	$1,413	$408,495

Balance, January 1, 2010		92,013	$88,400	31,613,010	$32	$150,626	$186,743	$(300)	$(3,001)	$1,610	$424,110
Stock option plans’ activity, including compensation expense		—	—	65,706	—	303	—	—	—	—	303
Vesting of stock-based compensation		—	—	75,419	—	—	—	—	—	—	—
Stock-based compensation expense		—	—	—	—	217	—	—	—	—	217
ESOP activity		—	—	—	—	—	14	—	—	—	14
Dividends on common stock ($0.05 per share)		—	—	—	—	—	(1,697)	—	—	—	(1,697)
Dividends on preferred stock		—	—	—	—	—	(1,194)	—	—	—	(1,194)
Preferred stock discount and accretion		—	193	—	—	—	(193)	—	—	—	—
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(78)	(78)
Comprehensive income:
Net income	$1,751	—	—	—	—	—	1,686	—	—	65	1,751
Other comprehensive income (loss):
Unrealized gains on securities available for sale, net of tax of $210.4	391
Unrealized gains on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $82.9	144
Unrealized losses on customer-related cash flow hedges, net of tax of $1.6	(3)

Other comprehensive income	532	—	—	—	—	—	—	532	—	—	532

Total comprehensive income	$2,283

Balance, March 31, 2010		92,013	$88,593	31,754,135	$32	$151,146	$185,359	$232	$(3,001)	$1,597	$423,958

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income	$1,751	$10,026
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan losses	22,955	14,013
Net losses on other real estate owned	712	725
Depreciation and amortization	2,630	2,597
Stock-based compensation expense	253	269
Net realized gains on sale of securities	(1,612)	(301)
Loss on sale of premises and equipment	18	1
Stock dividends received on securities	(16)	(25)
Deferred income taxes	(366)	2,920
Changes in prepaid FDIC assessments	1,116	—
Changes in assets segregated for regulatory purposes	—	(18,500)
Changes in trading securities	(48,761)	(5,183)
Changes in broker-dealer and clearing organization receivables	(47,176)	(23,443)
Changes in fee award receivable	320	319
Changes in broker-dealer and clearing organization payables	100,856	24,214
Changes in other assets	(38,941)	10,583
Changes in other liabilities	(26,385)	(1,644)
Net gains from loan origination and sale of loans	(47,402)	(48,419)
Loans originated for sale	(1,152,337)	(1,305,074)
Proceeds from loans sold	1,143,368	1,278,601

Net cash used in operating activities	(89,017)	(58,321)

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	23,187	1,092
Proceeds from sales, maturities and principal reductions of securities available for sale	83,689	42,219
Purchases of securities held to maturity	(4,911)	(40,131)
Purchases of securities available for sale	(167,760)	(55,111)
Net (increase) decrease in loans	31,271	(49,792)
Purchases of premises and equipment and other assets	(4,649)	(5,192)
Proceeds from sales of premises and equipment and other real estate owned	1,542	1,986
Net cash received (paid) for Federal Home Loan Bank and Federal Reserve Bank stock	(326)	2,606

Net cash used in investing activities	(37,957)	(102,323)

Financing Activities
Net increase (decrease) in deposits	67,678	(191,493)
Net increase in short-term borrowings	122,933	445,763
Proceeds from notes payable	1,200	—
Payments on notes payable	(2,143)	(79,733)
Proceeds from issuance of common stock	267	12
Dividends paid	(2,891)	(3,017)
Cash distributions to noncontrolling interest	(78)	(319)
Other, net	(106)	(69)

Net cash provided by financing activities	186,860	171,144

Net increase in cash and cash equivalents	59,886	10,500
Cash and cash equivalents at beginning of period	160,318	114,571

Cash and cash equivalents at end of period	$220,204	$125,071

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$9,355	$13,075

Supplemental Schedule of Noncash Activities
Conversion of loans to other real estate owned	$4,115	$4,546

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Interim Financial Statements – Unaudited

March 31, 2010

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The unaudited consolidated financial statements of PlainsCapital Corporation, a Texas corporation, and its subsidiaries (“we,” “us,” “our,” “our company,” or “PlainsCapital”) for the three month periods ended March 31, 2010 and 2009 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

PlainsCapital is a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Graham-Leach-Bliley Act of 1999, headquartered in Dallas, Texas, that provides, through its subsidiaries, an array of financial products and services. In addition to traditional banking services, PlainsCapital provides residential mortgage lending, investment banking, public finance advisory, wealth and investment management, treasury management, capital equipment leasing, fixed income sales and trading, asset management and correspondent clearing services.

PlainsCapital owns 100% of the outstanding stock of PlainsCapital Bank (the “Bank”) and 100% of the membership interest in PlainsCapital Equity, LLC. PlainsCapital owns a 60.9% interest in Hester Capital Management, LLC (“Hester Capital”). The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”), PNB Aero Services, Inc., PCB-ARC, Inc. and 90% of the outstanding stock of Plains Financial Corporation (“PFC”). The Bank has a 100% interest in First Southwest Holdings, LLC (“First Southwest”), PlainsCapital Leasing, LLC and PlainsCapital Securities, LLC, as well as a 51% voting interest in PlainsCapital Insurance Services, LLC.

After the close of business on December 31, 2008, First Southwest Holdings, Inc., a diversified, private investment banking corporation headquartered in Dallas, Texas merged into FSWH Acquisition LLC, a wholly owned subsidiary of the Bank. Following the merger, FSWH Acquisition LLC changed its name to “First Southwest Holdings, LLC.” The principal subsidiaries of First Southwest are First Southwest Company (“FSC”), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940.

The acquisition cost of First Southwest Holdings, Inc. was approximately $62.2 million. In addition, PlainsCapital placed approximately 1.7 million shares of PlainsCapital Original Common Stock, valued at approximately $19.2 million as of December 31, 2008, into escrow. The percentage of shares to be released from escrow and distributed to former First Southwest stockholders will be determined based upon, among other factors, the valuation of certain auction rate bonds held by First Southwest prior to the merger (or repurchased from investors following the closing of the merger) as of the last day of December 2012 or, if applicable, the aggregate sales price of such auction rate bonds prior to such date. Any shares issued out of the escrow will be accounted for as additional acquisition cost.

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

The consolidated interim financial statements include the accounts of the above-named entities. All significant intercompany transactions and balances have been eliminated. Noncontrolling interests have been recorded for minority ownership in entities that are not wholly owned and are presented in compliance with the provisions of Noncontrolling Interest in Subsidiary Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

PlainsCapital also owns 100% of the outstanding common stock of PCC Statutory Trusts I, II, III and IV (the “Trusts”), which are not included in the consolidated financial statements under the requirements of the Variable Interest Entities Subsections of the ASC, because the primary beneficiaries of the Trusts are not within the consolidated group.

The consolidated interim financial statements of PlainsCapital and subsidiaries are unaudited, but in the opinion of management, contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results of the interim periods presented. The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the SEC. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 26, 2010. Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

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

The components of accumulated other comprehensive income (loss), net of taxes, at March 31, 2010 and December 31, 2009 are shown in the following table (in thousands):

	March 31, 2010	December 31, 2009
Unrealized loss on securities available for sale	$(330)	$(721)
Unrealized gain on securities held in trust for the Supplemental Executive Retirement Plan	438	294
Unrealized gain on customer-related cash flow hedges	124	127

	$232	$(300)

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

1. Summary of Significant Accounting and Reporting Policies (continued)

Reclassification

Certain items in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

2. Securities

The amortized cost and fair value of securities, excluding trading securities, as of March 31, 2010, and December 31, 2009 are summarized as follows (in thousands):

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2010
U. S. government agencies
Mortgage-backed securities	$15,202	$834	$(8)	$16,028
Collateralized mortgage obligations	48,695	440	(1,061)	48,074
States and political subdivisions	124,136	2,587	(1,116)	125,607
Auction rate bonds	89,394	—	(4,290)	85,104

Totals	$277,427	$3,861	$(6,475)	$274,813

As of December 31, 2009
U. S. government agencies
Mortgage-backed securities	$16,963	$831	$(8)	$17,786
Collateralized mortgage obligations	50,533	764	(1,042)	50,255
States and political subdivisions	120,818	2,626	(948)	122,496
Auction rate bonds	105,699	1,735	(3,084)	104,350

Totals	$294,013	$5,956	$(5,082)	$294,887

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2010
U. S. government agencies
Mortgage-backed securities	$14,270	$403	$(220)	$14,453
Collateralized mortgage obligations	266,925	2,273	(2,972)	266,226
States and political subdivisions	9,977	172	—	10,149
Auction rate bonds	22,887	—	(164)	22,723

Totals	$314,059	$2,848	$(3,356)	$313,551

As of December 31, 2009
U. S. government agencies
Mortgage-backed securities	$27,696	$587	$(269)	$28,014
Collateralized mortgage obligations	146,765	1,679	(3,083)	145,361
States and political subdivisions	9,568	44	—	9,612
Auction rate bonds	44,622	66	(134)	44,554

Totals	$228,651	$2,376	$(3,486)	$227,541

2. Securities (continued)

Information regarding securities that were in an unrealized loss position as of March 31, 2010, is shown in the following tables (dollars in thousands):

	As of March 31, 2010
	Number of Securities	Fair Value	Unrealized Losses
Held to maturity
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	—	$—	$—
Unrealized loss for more than twelve months	1	495	8

	1	495	8
Collateralized mortgage obligations
Unrealized loss for less than twelve months	7	35,024	1,061
Unrealized loss for more than twelve months	—	—	—

	7	35,024	1,061
States and political subdivisions
Unrealized loss for less than twelve months	45	24,090	402
Unrealized loss for more than twelve months	27	11,923	714

	72	36,013	1,116
Auction rate bonds
Unrealized loss for less than twelve months	2	25,813	189
Unrealized loss for more than twelve months	3	59,291	4,101

	5	85,104	4,290
Total held to maturity
Unrealized loss for less than twelve months	54	84,927	1,652
Unrealized loss for more than twelve months	31	71,709	4,823

	85	$156,636	$6,475

Available for sale
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	—	$—	$—
Unrealized loss for more than twelve months	1	4,970	220

	1	4,970	220
Collateralized mortgage obligations
Unrealized loss for less than twelve months	12	137,232	2,972
Unrealized loss for more than twelve months	—	—	—

	12	137,232	2,972
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—
Unrealized loss for more than twelve months	1	22,723	164

	1	22,723	164
Total available for sale
Unrealized loss for less than twelve months	12	137,232	2,972
Unrealized loss for more than twelve months	2	27,693	384

	14	$164,925	$3,356

2. Securities (continued)

Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Bank expects to receive full value for the securities. As of March 31, 2010, management does not intend to sell any of the securities classified as available for sale in the previous table and it believes that it is more likely than not that PlainsCapital will not have to sell any such securities before a recovery of cost. As of March 31, 2010, management believes the impairments detailed in the table are temporary and relate primarily to changes in interest rates. Accordingly, no other-than-temporary impairment loss has been recognized in PlainsCapital’s consolidated statements of income.

The amortized cost and fair value of securities, excluding trading securities, as of March 31, 2010, are shown by contractual maturity below (in thousands).

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,784	$1,816	$—	$—
Due after one year through five years	3,005	3,096	—	—
Due after five years through ten years	15,885	16,193	—	—
Due after ten years	192,856	189,606	32,864	32,872

	213,530	210,711	32,864	32,872

Mortgage-backed securities	15,202	16,028	14,270	14,453
Collateralized mortgage obligations	48,695	48,074	266,925	266,226

	$277,427	$274,813	$314,059	$313,551

For the three months ended March 31, 2010, the Bank received proceeds from the sale of available for sale securities of $54.3 million and realized gross gains of $1.6 million. The Bank determines the cost of securities sold by specific identification. For the three months ended March 31, 2009, the Bank received proceeds from the sale of available for sale securities of $21.3 million and recognized gross gains of $0.3 million.

FSC realized net gains from its trading operations of $0.5 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.

During the first quarter of 2010, auction rate bonds with a par value of approximately $13.4 million and an unaccreted discount of approximately $1.2 million were called by the issuer. In order to address a change in the interpretation of the regulatory requirements regarding the maximum level of investments in certain securities, the Bank agreed to reimburse the issuer approximately $1.0 million for costs the issuer incurred related to the call. As a result of the accelerated discount accretion and the reimbursement to the issuer, the Bank realized a gain on the call transaction of approximately $0.2 million. In addition, the Bank tendered $24.0 million par value of available for sale auction rate bonds of a second issuer, receiving $21.6 million of gross proceeds. No gain or loss resulted from the transaction.

Also in the first quarter of 2010, auction rate bonds with a par value of $4.5 million and an unaccreted discount of approximately $0.4 million were called at par by the issuer. Since First Southwest provides related financing to the issuer, the Bank began accreting the discount over the expected term of financing in the first quarter of 2010.

In the aggregate, the par value of the Bank’s holdings of auction rate bonds decreased by $41.9 million from December 31, 2009 to March 31, 2010.

Securities with a carrying amount of approximately $355.6 million and $365.2 million (fair value of approximately $355.5 million and $366.5 million) at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. In addition, the Bank had secured a letter of credit from the Federal Home Loan Bank (“FHLB”) in the amount of $149.0 million at both March 31, 2010 and December 31, 2009, in lieu of pledging securities to secure certain public deposits.

3. Loans and Allowance for Loan Losses

Loans summarized by category as of March 31, 2010 and December 31, 2009, are as follows (in thousands):

	March 31, 2010	December 31, 2009
Commercial and industrial	$1,197,949	$1,264,735
Lease financing	67,196	78,088
Construction and land development	397,602	402,876
Real estate	1,114,641	1,125,134
Securities (primarily margin loans)	187,472	152,145
Consumer	46,423	48,791

	3,011,283	3,071,769
Allowance for loan losses	(49,971)	(52,092)

	$2,961,312	$3,019,677

Impaired (non-accrual) loans totaled approximately $80.1 million and $69.0 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, an allowance for loan loss of approximately $12.1 million was associated with $71.2 million of impaired loans. At December 31, 2009, an allowance for loan loss of approximately $9.2 million was associated with $63.7 million of impaired loans. The average aggregate balance of impaired loans for the three months ended March 31, 2010 and 2009 was approximately $79.4 million and $50.2 million, respectively. Interest income recorded on impaired loans for the three months ended March 31, 2010 and 2009 was nominal.

At March 31, 2010 and December 31, 2009, the Bank had loans of approximately $0.1 million and $0.1 million, respectively that were more than 90 days past due, but upon which the Bank continued to accrue interest.

Net investment in lease financing at March 31, 2010 and December 31, 2009 is shown in the following table (in thousands).

	March 31, 2010	December 31, 2009
Future minimum lease payments	$71,670	$83,390
Unguaranteed residual value	268	580
Guaranteed residual value	2,189	2,310
Initial direct costs, net of amortization	285	348
Unearned income	(7,216)	(8,540)

	$67,196	$78,088

3. Loans and Allowance for Loan Losses (continued)

Changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$52,092	$40,672
Provision charged to operations	22,955	14,013
Loans charged-off	(25,347)	(25,773)
Recoveries on charged-off loans	271	211

Balance at end of period	$49,971	$29,123

4. Deposits

Deposits at March 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Noninterest-bearing demand	$236,172	$223,551
Interest-bearing:
NOW accounts	54,291	56,697
Money market	1,648,458	1,638,763
Demand	60,001	46,156
Savings	139,775	135,962
In foreign branches	160,569	166,746
Time - $100,000 and over	693,238	684,939
Time - brokered	122,169	106,790
Time - other	219,827	218,435

	$3,334,500	$3,278,039

5. Short-Term Borrowings

Short-term borrowings at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010	December 31, 2009
Federal funds purchased	$145,050	$150,075
Securities sold under agreements to repurchase	69,526	59,927
Federal Home Loan Bank notes	350,000	275,000
Treasury tax and loan note option account	3,035	3,076
Short-term bank loans	43,400	—

	$611,011	$488,078

Federal funds purchased and securities sold under agreements to repurchase generally mature daily, on demand or on some other short-term basis. The Bank and FSC execute transactions to sell securities under agreements to repurchase with both their customers and broker-dealers. Securities involved in these transactions are held by the Bank, FSC or the dealer. Information concerning federal funds purchased and securities sold under agreements to repurchase is shown in the following table (dollar amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Average balance during the period	$237,276	$244,731
Average interest rate during the period	0.22%	0.36%

	March 31, 2010	December 31, 2009
Average interest rate at end of period	0.24%	0.21%
Securities underlying the agreements at end of period
Carrying value	$71,478	$65,838
Estimated fair value	$71,337	$67,075

FHLB notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following table (dollar amounts in thousands).

	Three Months Ended March 31,
	2010	2009
Average balance during the period	$331,111	$7,778
Average interest rate during the period	0.70%	0.55%

	March 31, 2010	December 31, 2009
Average interest rate at end of period	0.68%	0.75%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts, and other short-term operating activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at March 31, 2010 was 1.32%. No short-term bank loans were outstanding at December 31, 2009.

6. Notes Payable

Notes payable at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Federal Home Loan Bank Dallas advances	$1,505	$1,534
Revolving credit line with JPMorgan Chase not to exceed $20 million. Facility matures July 31, 2010, with interest payable quarterly	17,200	17,000
Revolving credit line with JPMorgan Chase not to exceed $10 million. Advances under the facility are related to PlainsCapital Equity, LLC. Facility matures July 31, 2010, with interest payable quarterly	7,650	7,650
Term note with JPMorgan Chase, due July 31, 2010, with interest payable semi-annually	3,000	3,500
Term note with JPMorgan Chase, due October 27, 2015, with interest payable quarterly	500	500
Subordinated note with JPMorgan Chase, not to exceed $20 million. Facility matures October 27, 2015 with interest payable quarterly	20,000	20,000
First Southwest nonrecourse notes, due January 25, 2035 with interest payable quarterly	17,752	18,366

	$67,607	$68,550

In the second quarter of 2010, PlainsCapital secured an amendment of the covenant regarding the Bank’s non-performing asset ratio that is included in the agreements underlying the JPMorgan Chase revolving credit lines. The amendment increased the acceptable non-performing asset ratio for the Bank to 3.50% from 2.50%, effective for compliance as of March 31, 2010. The amendment will remain in effect for the remainder of the term of the revolving credit agreements. As a result of the amendment, PlainsCapital was in compliance with all the covenants included in the revolving credit line agreements at March 31, 2010.

7. Income Taxes

PlainsCapital’s effective tax rate was 24.9% and 35.9% for the three months ended March 31, 2010 and 2009, respectively. The reduction in the effective tax rate relates to higher levels of tax-exempt income for the three months ended March 31, 2010, compared to the corresponding period in 2009.

PlainsCapital files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. PlainsCapital is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

8. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $7.4 million and $8.5 million at March 31, 2010 and December 31, 2009, respectively.

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

On June 18, 2009, the lead class plaintiffs filed a second consolidated amended class action complaint. This amended complaint did not name FSC as a defendant and did not make any specific allegations of misconduct against FSC or any of its employees. As a result, FSC is no longer a party to the putative class action case. However, FSC is identified in this consolidated amended class action complaint as an alleged co-conspirator with the named defendants. The remaining defendants filed motions to dismiss the second consolidated amended class action complaint, but on March 25, 2010, the Court denied those motions, thus allowing the consolidated class action to proceed against the remaining defendants.

With respect to putative class actions filed in federal court by California plaintiffs that opted not to join in the consolidated class action case, the federal court judge granted those plaintiffs until September 15, 2009 to file an amended complaint. In their amended complaint, these California putative class plaintiffs also did not name FSC as a defendant and did not make any specific allegations of misconduct against FSC or any of its employees. As a result, FSC is no longer a party to these California putative class actions. However, FSC is identified in this complaint as an alleged co-conspirator with the named defendants. The remaining defendants filed motions to dismiss the amended complaint in the California class action. On April 26, 2010, the Court granted those motions in part and denied them in part, allowing certain claims to proceed against the remaining defendants.

With respect to the removed California suits that do not seek class action status, the federal court judge gave the plaintiffs until September 15, 2009 to file an amended complaint. These California plaintiffs, all of which are represented by the Cotchett, Pitre, and McCarthy law firm, filed amended complaints continuing to identify FSC as a named defendant. The few allegations against FSC are very limited in scope.

On November 12, 2009, Sacramento Municipal Utility District, City of Riverside, The Redevelopment Agency of the City of Riverside, and The Public Financing Authority of the City of Riverside filed new lawsuits on behalf of themselves, but not on behalf of a putative class, in federal court. Additionally, on December 10, 2009, The Redevelopment Agency of the City of Stockton and The Public Financing Authority of the City of Stockton, County of Tulare, Los Angeles World Airports and Sacramento Suburban Water District filed new lawsuits on behalf of themselves, but not on behalf of a putative class, in federal court. Similar to the other five cases previously brought by California public entities that do not seek to certify a class, FSC is named as a defendant, the plaintiffs are represented by the Cotchett, Pitre, and McCarthy law firm, and the few allegations against FSC are very limited in scope. The eleven individual California actions are referred to herein as the “Cotchett Complaints.”

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

8. Commitments and Contingencies (continued)

On March 26, 2010, the California plaintiffs filed a response to the motion to dismiss. On April 16, 2010, the moving defendants filed a joint reply in support of the motion to dismiss, and FSC filed a Supplemental Reply Memorandum in Support of its Motion to Dismiss. On April 28, 2010, the court denied the motion to dismiss as to FSC and nearly every other defendant named in the Cotchett Complaints. The Court is expected to hold a case management conference in the near future to discuss scheduling and discovery issues.

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

8. Commitments and Contingencies (continued)

Other Contingencies

PlainsCapital and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 19 years and under capital leases with remaining terms of 12 to 19 years. Future minimum payments under these leases have not changed significantly from the amounts reported at December 31, 2009 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 26, 2010. Rental expense under the operating leases was approximately $5.2 million and $4.1 million for the three months ended March 31, 2010 and 2009, respectively.

9. Financial Instruments with Off-Balance Sheet Risk

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

The Bank and PrimeLending had in the aggregate outstanding unused commitments to extend credit of $849.1 million at March 31, 2010. The Bank had outstanding standby letters of credit of $48.6 million at March 31, 2010.

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

9. Financial Instruments with Off-Balance Sheet Risk (continued)

In the normal course of business, FSC executes, settles and finances various securities transactions that may expose FSC to off-balance sheet risk in the event that a customer or counterparty does not fulfill its contractual obligations. Examples of such transactions include the sale of securities not yet purchased by customers or for the account of First Southwest, clearing agreements between First Southwest and various clearinghouses and broker-dealers, secured financing arrangements that involve pledged securities, and when-issued underwriting and purchase commitments.

10. Stock-Based Compensation

PlainsCapital and subsidiaries have four stock option plans (the “Stock Option Plans”) that provide for the granting of stock options to officers and key employees. In addition, PlainsCapital has granted restricted stock to a group of officers and key employees.

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

Compensation cost related to the Stock Option Plans and the 2010 Plan was approximately $0.3 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, unrecognized cost related to the Stock Option Plans was approximately $0.1 million. At March 31, 2010, PlainsCapital had 460,862 shares of unvested restricted stock. Unrecognized cost related to the restricted stock was $5.0 million at March 31, 2010. Substantially all of the unrecognized cost will be recognized as compensation cost ratably over the next six years. Except for those restricted shares granted to outside directors, the vesting of the restricted stock will automatically accelerate in full upon a change in control or the date upon which our common stock is listed and traded on an exchange registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). If the restricted stock vests on an accelerated basis, the entire unrecognized cost related to the restricted stock would be recognized in noninterest expense immediately.

At March 31, 2010, a total of 81,258 shares were available for grant under the Stock Option Plans and 991,719 shares were available for grant under the 2010 Plan. PlainsCapital typically issues new shares upon exercise of option grants.

Information regarding the stock option plans for the three months ended March 31, 2010 is as follows:

	2010
	Shares	Weighted Average Exercise Price
Outstanding, January 1	943,515	$8.50
Exercised	(87,606)	3.06
Cancellations and expirations	(75,477)	3.66

Outstanding, March 31	780,432	9.58

Following adoption of the 2010 Plan, certain PrimeLending employees were granted, effective April 1, 2010, an aggregate of 50,000 shares of restricted stock. The grants to the PrimeLending employees vest in five years. In addition, certain employees of PlainsCapital and its subsidiaries were granted, effective April 1, 2010, an aggregate of 278,057 restricted stock units. The restricted stock units vest in five years.

11. Regulatory Matters

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

	At March 31, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$184,348	4%	$458,945	9.96%
Tier 1 capital (to risk-weighted assets)	146,909	4%	458,945	12.50%
Total capital (to risk-weighted assets)	293,819	8%	504,908	13.75%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$185,231	4%	$437,230	9.44%
Tier 1 capital (to risk-weighted assets)	147,532	4%	437,230	11.85%
Total capital (to risk-weighted assets)	295,065	8%	503,390	13.65%

	At December 31, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$184,958	4%	$461,109	9.97%
Tier 1 capital (to risk-weighted assets)	144,012	4%	461,109	12.81%
Total capital (to risk-weighted assets)	288,024	8%	506,148	14.06%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$185,146	4%	$437,393	9.45%
Tier 1 capital (to risk-weighted assets)	144,589	4%	437,393	12.10%
Total capital (to risk-weighted assets)	289,179	8%	502,617	13.90%

11. Regulatory Matters (continued)

To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 capital to total average assets and Tier 1 capital to risk-weighted assets ratios of 4%, and a total capital to risk-weighted assets ratio of 8%. Based on the actual capital amounts and ratios shown in the previous table, the Bank’s ratios place it in the well capitalized (as defined) capital category under the regulatory framework for prompt corrective action. The minimum required capital amounts and ratios for the well capitalized category are summarized as follows (dollar amounts in thousands):

	At March 31, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$230,436	5%	$458,945	9.96%
Tier 1 capital (to risk-weighted assets)	220,364	6%	458,945	12.50%
Total capital (to risk-weighted assets)	367,273	10%	504,908	13.75%

	At December 31, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$231,197	5%	$461,109	9.97%
Tier 1 capital (to risk-weighted assets)	216,018	6%	461,109	12.81%
Total capital (to risk-weighted assets)	360,030	10%	506,148	14.06%

Pursuant to the net capital requirements of Rule 15c3-1 of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At March 31, 2010, FSC had net capital of $44.8 million; the minimum net capital requirement was $2.9 million; net capital maintained by FSC at March 31, 2010 was 31% of aggregate debits; and net capital in excess of the minimum requirement at March 31, 2010 was $41.9 million.

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

12. Shareholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At March 31, 2010, approximately $31.1 million of retained earnings was available for dividend declaration without prior approval from the Federal Reserve.

PlainsCapital must receive the consent of the U.S. Treasury Department to increase the per share amount of dividends paid on our common stock until December 19, 2011, unless we redeem the preferred stock issued pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program.

13. Broker-Dealer and Clearing Organization Receivables and Payables

Broker/dealer and clearing organization receivables and payables at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Receivables
Securities borrowed	$117,317	$73,139
Securities failed to deliver	10,415	6,110
Clearing organizations	1,983	3,275
Due from dealers	175	190

	$129,890	$82,714

Payables
Securities loaned	$121,787	$86,207
Correspondents	50,738	17,370
Securities failed to receive	8,916	4,433
Clearing organizations	27,687	262

	$209,128	$108,272

14. Fair Value Measurements

Fair Value Measurements and Disclosures

PlainsCapital determines fair values in compliance with the Fair Value Measurements and Disclosures Topic of the ASC (“Fair Value Topic”). The Fair Value Topic defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Fair Value Topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Fair Value Topic assumes that transactions upon which fair value measurements are based occur in the principal market for the asset or liability being measured. Further, fair value measurements made under the Fair Value Topic exclude transaction costs and are not the result of forced transactions.

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

14. Fair Value Measurements (continued)

Fair Value Option

PlainsCapital has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and certain time deposits at fair value under the provisions of the Fair Value Option Subsections of the ASC (“Fair Value Option”). PlainsCapital elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. PlainsCapital determines the fair value of the financial instruments accounted for under the provisions of the Fair Value Option in compliance with the provisions of the Fair Value Topic discussed above.

At March 31, 2010, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $486.8 million, while the unpaid principal balance of those loans was $474.7 million. At December 31, 2009, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $430.8 million, while the unpaid principal balance of those loans was $419.5 million. The fair value excludes interest, which is reported as interest income on loans in the income statement.

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

At March 31, 2010, the Bank held two collateralized mortgage obligations and two bonds issued by political subdivisions of the State of Texas that the Bank was unable to price due to the terms and conditions of the instruments. As a result, the Bank determined that fair value approximated book value using Level 3 inputs. In addition, the Bank holds auction rate bonds purchased as a result of the First Southwest acquisition. The estimated fair value of the auction rate bonds was determined by a third-party valuation specialist using Level 3 inputs, primarily due to the lack of observable market data. Inputs for the valuation were developed using terms of the auction rate bonds, market interest rates, asset appropriate credit transition matrices and recovery rates and assumptions regarding the term to maturity of the auction rate bonds. The following table reconciles the beginning and ending balances of assets measured at fair value using Level 3 inputs (in thousands).

	Collateralized Mortgage Obligations	States and Political Subdivisions	Auction Rate Bonds	Total
Balance, January 1, 2010	$—	$3,839	$44,554	$48,393
Unrealized losses in other comprehensive income, net	—	—	(96)	(96)
Purchases, issuances and settlements, net	20,166	—	(21,735)	(1,569)

Balance, March 31, 2010	$20,166	$3,839	$22,723	$46,728

In the table above, settlements include premium amortization and discount accretion.

14. Fair Value Measurements (continued)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis, including changes in fair value for those instruments that are reported at fair value under an election under the Fair Value Option (in thousands).

	At March 31, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans held for sale	$—	$486,790	$—	$486,790
Securities available for sale	—	266,823	46,728	313,551
Trading securities	—	72,944	—	72,944
Derivative assets	—	4,297	—	4,297
Time deposits	—	924	—	924
Trading liabilities	—	1,521	—	1,521
Derivative liabilities	—	485	—	485

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$829	$—	$829	$632	$—	$632
Time deposits	—	(1)	(1)	—	(57)	(57)

PlainsCapital also determines the fair value of assets and liabilities on a non-recurring basis. For example, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired (Non-accrual) Loans – PlainsCapital reports non-accrual loans at fair value through allocations of the allowance for loan losses. PlainsCapital determines fair value using Level 2 inputs consisting of observable loss experience for similar loans. At March 31, 2010, loans with a carrying amount of $71.2 million had been reduced by allocations of the allowance for loan losses of $12.1 million, resulting in a reported fair value of $59.1 million.

Other Real Estate Owned – PlainsCapital reports other real estate owned at fair value through use of valuation allowances that are charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation allowances are charged against earnings. PlainsCapital determines fair value using Level 2 inputs consisting of independent appraisals. At March 31, 2010, the estimated fair value of other real estate owned was $19.1 million.

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. The methods for determining estimated fair value for financial assets and liabilities is described in detail in Note 22 to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 26, 2010.

14. Fair Value Measurements (continued)

The estimated fair values of PlainsCapital’s financial instruments are shown below (in thousands):

	At March 31, 2010		At December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and short-term investments	$220,204	$220,204	$160,318	$160,318
Loans held for sale	488,206	488,206	432,202	432,202
Securities	663,922	661,308	545,737	546,611
Loans, net	2,961,312	2,995,903	3,019,677	3,053,759
Broker-dealer and clearing organization receivables	129,890	129,890	82,714	82,714

Fee award receivable	20,184	20,184	20,504	20,504
Cash surrender value of life insurance policies	21,629	21,629	21,379	21,379
Interest rate swaps and interest rate lock commitments (“IRLCs”)	4,297	4,297	1,851	1,851
Accrued interest receivable	15,032	15,032	15,876	15,876

Financial liabilities
Deposits	3,334,500	3,341,167	3,278,039	3,285,796
Broker-dealer and clearing organization payables	209,128	209,128	108,272	108,272
Other trading liabilities	1,521	1,521	3,019	3,019
Short-term borrowings	611,011	611,011	488,078	488,078
Debt	134,619	134,619	135,562	135,562

Forward purchase commitments	485	485	(271)	(271)
Accrued interest payable	5,940	5,940	5,661	5,661

15. Derivative Financial Instruments

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

Cash Flow Hedges

The Bank entered into interest rate swap agreements to manage interest rate risk associated with certain customer contracts. The swaps were originally designated as cash flow hedges. The swaps were highly effective in offsetting future cash flow volatility caused by changes in interest rates. The Bank has recorded the fair value of the swaps in other assets and unrealized gains (losses) associated with the swaps in other comprehensive income.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 14, PrimeLending elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides PrimeLending the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. PrimeLending provides IRLCs to its customers and executes forward purchase commitments to sell mortgage loans. The fair values of both IRLCs and purchase commitments are recorded in other assets or other liabilities, as appropriate. Changes in the fair values of these derivative instruments produced net gains of approximately $1.6 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively. The net gains were recorded as a component of gain on sale of loans.

15. Derivative Financial Instruments (continued)

Derivative positions at March 31, 2010 and December 31, 2009 are presented in the following table (in thousands):

	At March 31, 2010		At December 31, 2009
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging derivative instruments
IRLCs	$532,975	$1,800	$256,285	$(511)
Interest rate swaps	9,469	85	9,469	(1)
Forward purchase commitments	394,145	1,927	200,467	2,634

The Bank recorded unrealized gains (losses), net of reclassifications adjustments, on the swaps designated as cash flow hedges in other comprehensive income as shown in the following table (in thousands).

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	(5)	2	(3)	(5)	2	(3)

Other comprehensive income (loss)	$(5)	$2	$(3)	$(5)	$2	$(3)

16. Segment and Related Information

PlainsCapital has three reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank and PlainsCapital Leasing, LLC. The operations of PrimeLending comprise the mortgage origination segment. The financial advisory segment is composed of Hester Capital and First Southwest.

During the third quarter of 2009, PlainsCapital changed its reporting of segment results. Previously, the operations of PlainsCapital and its remaining subsidiaries not discussed in the previous paragraph, (collectively, the “Holding Company”) were not allocated to the segments. Beginning in the third quarter, we adopted a new procedure for determining segment results. First, we eliminated intercompany transactions from the segments and certain noninterest expenses from the Bank. Second, we allocated the net expenses of the Holding Company among the three reporting segments based upon each segment’s relative net income. Finally, we reallocated the noninterest expenses of the Bank, removed above, among the three segments based upon the annual determination of senior managers regarding the allocation of management time and resources. Senior management believes this procedure assists with the allocation of corporate resources and decisions regarding capital investment.

Balance sheet amounts for the Holding Company are included in “All Other and Eliminations.” We have adjusted segment results for prior periods for comparison purposes to reflect the change described above.

16. Segment and Related Information (continued)

The following tables present information about the revenues, profits and assets of PlainsCapital’s reportable segments (in thousands).

	Three Months Ended March 31, 2010
	Banking	Mortgage Origination	Financial Advisory	PlainsCapital Consolidated
Interest income	$48,955	$2,150	$1,203	$52,308
Interest expense	7,103	2,893	(361)	9,635

Net interest income (expense)	41,852	(743)	1,564	42,673
Provision for loan losses	22,955	—	—	22,955
Noninterest income	9,049	45,564	20,819	75,432
Noninterest expense	24,057	47,576	21,186	92,819

Net income (loss) before taxes	3,889	(2,755)	1,197	2,331
Income tax provision (benefit)	968	(686)	298	580

Consolidated net income (loss)	2,921	(2,069)	899	1,751
Less: net income attributable to noncontrolling interest	—	—	65	65

Net income (loss) attributable to PlainsCapital Corporation	$2,921	$(2,069)	$834	$1,686

	Three Months Ended March 31, 2009
	Banking	Mortgage Origination	Financial Advisory	PlainsCapital Consolidated
Interest income	$45,167	$733	$1,734	$47,634
Interest expense	9,760	805	712	11,277

Net interest income (expense)	35,407	(72)	1,022	36,357
Provision for loan losses	14,013	—	—	14,013
Noninterest income	4,054	47,420	19,092	70,566
Noninterest expense	21,051	36,748	19,465	77,264

Net income before taxes	4,397	10,600	649	15,646
Income tax provision	947	4,410	263	5,620

Consolidated net income	3,450	6,190	386	10,026
Less: net income attributable to noncontrolling interest	—	—	23	23

Net income attributable to PlainsCapital Corporation	$3,450	$6,190	$363	$10,003

16. Segment and Related Information (continued)

	March 31, 2010
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$204,729	$30,929	$5,254	$(33,208)	$207,704
Loans held for sale	1,416	486,790	—	—	488,206
Securities	590,978	—	72,944	—	663,922
Loans, net	2,772,345	—	190,165	(1,198)	2,961,312
Broker-dealer and clearing organization receivables	—	—	129,890	—	129,890
Investment in subsidiaries	698,504	—	—	(698,504)	—
Goodwill and other intangible assets, net	7,869	23,706	19,378	—	50,953
Other assets	203,704	21,134	78,254	29,776	332,868

Total assets	$4,479,545	$562,559	$495,885	$(703,134)	$4,834,855

Deposits	$3,298,739	$—	$94,693	$(58,932)	$3,334,500
Broker-dealer and clearing organization payables	—	—	209,128	—	209,128
Short-term borrowings	562,821	—	48,190	—	611,011
Notes payable	57,879	459,935	21,444	(471,651)	67,607
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	43,917	37,736	45,652	(5,666)	121,639
PlainsCapital Corporation shareholders’ equity	516,189	64,888	76,778	(235,494)	422,361
Noncontrolling interest	—	—	—	1,597	1,597

Total liabilities and shareholders’ equity	$4,479,545	$562,559	$495,885	$(703,134)	$4,834,855

	December 31, 2009
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$139,579	$42,544	$11,017	$(44,866)	$148,274
Loans held for sale	1,442	430,760	—	—	432,202
Securities	521,554	—	24,183	—	545,737
Loans, net	2,866,803	—	154,123	(1,249)	3,019,677
Broker-dealer and clearing organization receivables	—	—	82,714	—	82,714
Investment in subsidiaries	655,830	—	—	(655,830)	—
Goodwill and other intangible assets, net	7,871	23,706	19,919	—	51,496
Other assets	198,927	14,626	45,254	31,813	290,620

Total assets	$4,392,006	$511,636	$337,210	$(670,132)	$4,570,720

Deposits	$3,274,900	$—	$64,911	$(61,772)	$3,278,039
Broker-dealer and clearing organization payables	—	—	108,272	—	108,272
Short-term borrowings	488,078	—	—	—	488,078
Notes payable	68,511	407,430	22,329	(429,720)	68,550
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	42,297	38,529	66,276	(10,443)	136,659
PlainsCapital Corporation shareholders’ equity	518,220	65,677	75,422	(236,819)	422,500
Noncontrolling interest	—	—	—	1,610	1,610

Total liabilities and shareholders’ equity	$4,392,006	$511,636	$337,210	$(670,132)	$4,570,720

17. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009 (in thousands, except per share data).

	Three Months Ended March 31,
	2010	2009
Income applicable to PlainsCapital Corporation common shareholders	$298	$8,444
Less: income (loss) applicable to particpating securities	(40)	402

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$338	$8,042

Weighted-average shares outstanding	31,458,109	31,254,576
Less: participating securities included in weighted-average shares outstanding	2,181,602	1,697,430

Weighted-average shares outstanding for basic earnings per common share	29,276,507	29,557,146

Basic earnings per common share	$0.01	$0.27

Income applicable to PlainsCapital Corporation common shareholders	$298	$8,444

Weighted-average shares outstanding	31,458,109	31,254,576
Dilutive effect of contingently issuable shares due to First Southwest acquisition	1,548,666	1,188,201
Dilutive effect of stock options and non-vested stock awards	297,136	278,628

Weighted-average shares outstanding for diluted earnings per common share	33,303,911	32,721,405

Diluted earnings per common share	$0.01	$0.26

PlainsCapital uses the two-class method prescribed by the Earnings per Share Topic of the ASC to compute earnings per common share. Participating securities include non-vested restricted stock and shares of PlainsCapital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition.

The weighted-average shares outstanding used to compute diluted earnings per common share do not include outstanding options of 57,000 and 98,663 for the three months ended March 31, 2010 and 2009, respectively. The exercise price of the excluded options exceeded the estimated average market price of PlainsCapital stock in the periods shown. Accordingly, the assumed exercise of the excluded options would have been antidilutive.

18. Recently Issued Accounting Standards

Business Combinations

In December 2007, the FASB issued the Business Combinations Topic of the ASC. The Business Combinations Topic replaces previously issued guidance regarding business combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. Departing from the cost-allocation process of previous guidance, the Business Combinations Topic requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In particular, this provision would prohibit an acquirer of a financial institution from carrying over the acquired entity’s allowance for loan losses. In addition, contingent consideration is recognized and measured at fair value at the acquisition date, and acquisition related costs are expensed as incurred. The Business Combinations Topic also distinguishes between assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date and assets or liabilities arising from all other contingencies, requiring different treatment for each type of contingency. The Business Combinations Topic was effective for PlainsCapital on January 1, 2009. To the extent business combinations occur on or after the effective date, PlainsCapital’s accounting for those transactions will be significantly affected by the provisions of the Business Combinations Topic. The First Southwest acquisition closed prior to the effective date and is being accounted for in accordance with previously issued guidance regarding business combinations.

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

18. Recently Issued Accounting Standards (continued)

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB amended the Fair Value of Financial Instruments Subsection of the ASC to require an entity to provide disclosures about fair value of financial instruments in interim financial information (“Fair Value Disclosure Amendment”). The Fair Value Disclosure Amendment requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Fair Value Disclosure Amendment became effective for PlainsCapital in the quarter ended June 30, 2009, and its adoption did not have a significant effect on PlainsCapital’s financial position, results of operations or cash flows. PlainsCapital has included the disclosures required by the Fair Value Disclosure Amendment in Note 14.

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

In December 2009, the FASB amended the Consolidations Topic of the ASC to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated (“Variable Interest Entities Amendment”). The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Companies are required to disclose the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement, as well as its effect on the entity’s financial statements. The Variable Interest Entities Amendment became effective for PlainsCapital on January 1, 2010, and its adoption did not have a significant effect on PlainsCapital’s financial position, results of operations or cash flows.

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB amended the Fair Value Measurements and Disclosures Topic of the ASC to expand required disclosures related to fair value measurements (“Improved Fair Value Disclosure Amendment”). The Improved Fair Value Disclosure Amendment requires disclosures regarding significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers, reasons for transfers in or out of Level 3 of the fair value hierarchy, as well as separate disclosure of significant transfers, and policies for determining when transfers between levels of the fair value hierarchy are recognized. In addition, the Improved Fair Value Disclosure Amendment requires gross presentation of purchases, sales, issuances and settlements of financial instruments that are measured on a recurring basis using Level 3 inputs.

The Improved Fair Value Disclosure Amendment also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities, rather than major category, and that valuation techniques and inputs used to measure fair value on a recurring or nonrecurring basis should be provided for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The Improved Fair Value Disclosure Amendment became effective for PlainsCapital on January 1, 2010, except for the provisions relating to gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy, which become effective January 1, 2011. The adoption of the Improved Fair Value Disclosure Amendment did not have a significant effect on PlainsCapital’s financial position, results of operations or cash flows. PlainsCapital has included the disclosures required by the Improved Fair Value Disclosure Amendment in Note 14.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless the context otherwise indicates, the references to “we,” “us,” “our,” “our company” or “PlainsCapital” refer to PlainsCapital Corporation, a Texas corporation, and its consolidated subsidiaries as a whole, references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital Corporation), references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company (a wholly owned subsidiary of First Southwest Holdings, LLC) and references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole. In addition, unless the context otherwise requires, references to “shareholders” are to the holders of our voting securities, which consist of our Common Stock, par value $0.001 per share, and our Original Common Stock, par value $0.001 per share, and references to our “common stock” are to our Common Stock and our Original Common Stock, collectively.

The following discussion and analysis should be read in conjunction with (i) the attached unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2010, and with our consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2010 (the “Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We make forward-looking statements regarding topics including, without limitation, our projected sources of funds, anticipated changes in our revenues or earnings, expectations regarding financial or other market conditions, government regulation applicable to our operations, litigation, the adequacy of our allowance for loan losses and provision for loan losses, and our anticipated amount of future loan charge-offs.

Forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Most of these factors are outside our control and difficult to predict. Factors that may cause such differences include, but are not limited to:

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

(9) our participation in governmental programs implemented under the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act, including without limitation the Troubled Asset Relief Program (“TARP”), the Capital Purchase Program, and the Temporary Liquidity Guarantee Program, including the Transaction Account Guarantee Program, and the impact of such programs and related regulations on us and on international, national and local economic and financial markets and conditions; and

(10) future legislative or administrative changes to the TARP Capital Purchase Program enacted under the EESA.

For a more detailed discussion of these and other factors that may affect our business, see the discussion under the caption “Risk Factors” set forth in Item 1A of our Annual Report, the discussion under the caption “Risk Factors” set forth in Item 1A of Part II below and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

Overview

We are a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. As of March 31, 2010, on a consolidated basis, we had total assets of approximately $4.8 billion, total deposits of approximately $3.3 billion, total loans, including loans held for sale, of approximately $3.5 billion and shareholders’ equity of approximately $422.4 million. The Bank, one of our wholly owned subsidiaries, provides a broad array of products and services, including commercial banking, personal banking, wealth management and treasury management, from offices located throughout central, north and west Texas. In addition to the Bank, we have various subsidiaries with specialized areas of expertise that also offer an array of financial products and services such as mortgage origination and financial advisory services.

We have experienced significant balance sheet growth since our inception. During the first quarter of 2010, our assets increased by 5.8% driven by growth in cash and our investment portfolio, both of which were funded by increased deposits and short-term borrowings, partially offset by lower loan levels. During the first quarter of 2010, our deposits increased by 1.7%, short-term borrowings increased 25.2% as part of an effort to manage interest rate sensitivity and loans, net of unearned income, decreased by 2.0%.

We generate revenue from net interest income and from noninterest income. Net interest income is the difference between interest income we earn on loans and securities and interest expense we incur on deposits and borrowings. Net interest income is a significant contributor to revenues and net income. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. During the first three months of 2010, we generated $42.7 million in net interest income, a 17.4% increase over the three-month period ending March 31, 2009. The increase in net interest income was primarily due to the growth in the principal amount of securities and loans that we own. Net interest margin is a measure of net interest income as a percentage of average interest-earning assets, which is comprised primarily of loans and securities we own. Our taxable equivalent net interest margin was 4.00% for the three months ended March 31, 2010 versus 4.03% for the three months ended March 31, 2009. The decrease in net interest margin was primarily due to changes in the composition of, and yield on, our earning assets.

The contribution of noninterest income to revenue has increased significantly since we expanded our product and service offerings starting with our 1998 acquisition of a Lubbock-based mortgage company. Our noninterest income is primarily comprised of three components:

(i)	Income from mortgage loan origination and net gains from sale of loans. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the first three months of 2010, we generated $47.4 million in income from loan origination and net gains from sale of loans, a 2.1% decrease compared to the three months ended March 31, 2009. This decrease in income was primarily due to a lower level of mortgage refinancings during the first three months of 2010 compared to the corresponding period of 2009. Interest rates have remained relatively stable, but our demand from borrowers seeking to refinance decreased in the first quarter of 2010 compared to the first quarter of 2009.

(ii)	Investment advisory fees and commissions and securities brokerage fees and commissions. Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We earned $21.2 million and $18.8 million in investment advisory fees and commissions and securities brokerage fees and commissions during the three months ended March 31, 2010 and March 31, 2009, respectively.

(iii)	Service charges on depositor accounts. We generate fees associated with offering depository services to our banking customers. We earned $2.1 million and $2.2 million in service charges on depositor accounts during the three months ended March 31, 2010 and March 31, 2009, respectively.

In the aggregate, we generated $75.4 million and $70.6 million in noninterest income during the three months ended March 31, 2010 and 2009, respectively. The increase in noninterest income was primarily due to an increase in fees and commissions earned from investment advisory and securities brokerage activities and an increase in realized gains from the sale of securities. The contribution of noninterest income to net revenues (net interest income plus noninterest income) was approximately 63.87% during the three months ended March 31, 2010 versus 66.00% during the three months ended March 31, 2009.

Offsetting our revenues are noninterest expenses we incur through the operations of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Segment and Related Information

We have three reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank and PlainsCapital Leasing, LLC. The operations of PrimeLending comprise the mortgage origination segment. The financial advisory segment is comprised of Hester Capital and First Southwest. The principal subsidiaries of First Southwest are First Southwest Company, a broker-dealer registered with the SEC and FINRA, and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940.

Our reportable segments also serve as reporting units for the purpose of testing our goodwill for impairment. None of our reporting units is at risk of failing the Step 1 impairment test prescribed in the Goodwill Subtopic of the FASB Accounting Standards Codification.

During 2009, PlainsCapital changed its reporting of segment results. We describe this change in Note 16 to our consolidated financial statements. Segment net revenue percentages reflect net revenue from external customers.

How We Generate Revenue and Net Income

We are substantially dependent on our banking segment for revenue, which provides primarily business banking and personal banking products and services. Approximately 43.10% and 36.91% of our net revenue was derived from the banking segment for the three months ended March 31, 2010 and 2009, respectively. The banking segment generates revenue from earning assets, and its results of operations are primarily dependent on net interest income. Net interest income represents the difference between the income earned on the banking segment’s assets, including its loans and investment securities, and the banking segment’s cost of funds, including the interest paid by the banking segment on its deposits and borrowings that are used to support the banking segment’s assets. The banking segment also derives revenue from other sources, primarily service charges on customer deposit accounts and trust fees.

Our mortgage origination segment’s operations have historically represented our second largest source of net revenue. The mortgage origination segment generated approximately 37.95% and 44.28% of our net revenue for the three months ended March 31, 2010 and 2009, respectively. The mortgage origination segment offers a variety of loan products from offices in 32 states, and generates revenue primarily from fees charged on the origination of loans and from selling these loans in the secondary market.

We generate the remainder of our net revenue primarily from our financial advisory services. The financial advisory segment generated approximately 18.95% of our total net revenue for the three months ended March 31, 2010 and 18.81% of our total net revenue for the three months ended March 31, 2009. The majority of revenues in the financial advisory segment are generated from fees and commissions earned from investment advisory and securities brokerage services at First Southwest.

The fluctuations in the share of total net revenue provided by our banking and mortgage origination segments for the three months ended March 31, 2010 compared with the three months ended March 31, 2009 generally reflect substantial revenue growth in the banking segment and reduced revenues in the mortgage origination segment. The banking segment experienced revenue growth primarily as a result of increased income from loans, including fees, and the increase in income on the securities portfolio, both of which were attributable to higher yields. Revenues declined in the mortgage origination segment due to lower loan origination volume, although the number of mortgage originations increased in March 2010. We describe the operating results of each of our segments more fully in the sections that follow.

Operating Results

Consolidated net income for the three months ended March 31, 2010 was $1.7 million, or $0.01 per diluted share, compared with $10.0 million, or $0.26 per diluted share, for the three months ended March 31, 2009.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Return on average shareholders’ equity	1.61%	7.50%

Return on average assets	0.14%	0.71%

Net interest margin (taxable equivalent)	4.00%	4.00%

Leverage ratio	9.44%	9.45%

Efficiency ratio	78.59%	77.14%

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

The changes in our earnings during the periods described above are primarily attributable to the factors listed below (in thousands).

Earnings Increase (Decrease)
Three Months Ended March 31, 2010 v. 2009
Net interest income	$6,316
Provision for loan loss	(8,942)
Income from loan origination and net gains from sale of loans	(1,017)
Investment advisory and brokerage fees and commissions	2,443
Noninterest expense	(15,555)
All other (including tax effects)	8,438

$(8,317)

Net Interest Income

The following table summarizes the components of net interest income (in thousands):

	Three Months Ended March 31,
			Variance
	2010	2009	2010 v. 2009
Interest income
Loans, including fees	$44,624	$42,336	$2,288
Securities	6,255	4,121	2,134
Federal funds sold	9	7	2
Interest-bearing deposits with banks	243	12	231
Other securities	1,177	1,158	19

Total interest income	52,308	47,634	4,674

Interest expense
Deposits	7,144	8,784	(1,640)
Notes payable and other borrowings	2,491	2,493	(2)

Total interest expense	9,635	11,277	(1,642)

Net interest income	$42,673	$36,357	$6,316

Net interest income increased $6.3 million for the first quarter of 2010 compared with the three months ended March 31, 2009. The increase in net interest income was primarily due to fluctuations within the banking segment and is discussed further in the “Lines of Business” section below.

Noninterest Income

Noninterest income was $75.4 million for the first quarter of 2010 compared with $70.6 million for the three months ended March 31, 2009, an increase of $4.8 million. The increase was primarily due to increased income from investment advisory fees and commissions and securities brokerage fees and commissions in the financial advisory segment. Also contributing to the increase in noninterest income during the first quarter of 2010 was an increase in income derived from the banking segment, which was due mostly to the gain on sale of securities.

Noninterest Expense

The following table summarizes noninterest expense for the periods indicated below (in thousands).

	Three Months Ended March 31,
			Variance
	2010	2009	2010 v. 2009
Noninterest expense
Employees’ compensation and benefits	$56,795	$48,508	$8,287
Occupancy and equipment, net	13,837	11,372	2,465
Professional services	5,791	4,040	1,751
Deposit insurance premium	1,275	561	714
Repossession and foreclosure	1,452	1,034	418
Other	13,669	11,749	1,920

Total noninterest expense	$92,819	$77,264	$15,555

Noninterest expense increased $15.6 million for the first quarter of 2010 compared with the three months ended March 31, 2009. The largest components of this increase were employees’ compensation and benefits, occupancy and equipment expenses, net of rental income, professional services and other expenses.

Employees’ compensation and benefits increased $8.3 million for the first quarter of 2010 compared to the three months ended 2009. The increase was primarily attributable to increased costs in the mortgage origination segment due to increased staffing levels for the additional mortgage banking offices opened during 2009 and 2010.

Occupancy and equipment expenses, net of rental income, increased $2.5 million for the first quarter of 2010 compared with the three months ended March 31, 2009. The increase was primarily attributable to the mortgage origination segment due to costs incurred on the additional mortgage banking offices added during 2009 and 2010.

Professional services were $5.8 million for the first quarter of 2010, an increase of $1.8 million compared to the three months ended March 31, 2009. Among the factors contributing to the increase in professional services were higher volume-related professional services fees, legal fees and appraisal and inspection fees attributable to the mortgage origination segment and higher legal fees attributable to the banking segment.

Other expenses increased $1.9 million for the first quarter of 2010 compared with the three months ended March 31, 2009. The increase was primarily attributable to the mortgage origination segment due to increases in loan origination-related expenses and to amortization of intangible assets in the financial advisory segment.

Lines of Business

Banking Segment

The following table summarizes the results for the banking segment for the indicated periods (in thousands):

	Three Months Ended March 31,
			Variance
	2010	2009	2010 v. 2009
Net interest income	$41,852	$35,407	$6,445
Provision for loan losses	22,955	14,013	8,942
Noninterest income	9,049	4,054	4,995
Noninterest expense	24,057	21,051	3,006

Net income before taxes	3,889	4,397	(508)
Income tax provision	968	947	21

Net income	$2,921	$3,450	$(529)

Net income was $2.9 million for the first quarter of 2010, a decrease of $0.5 million compared to the three months ended March 31, 2009. The decrease was primarily due to increases in the provision for loan losses and noninterest expense, partially offset by an increase in net revenue.

Provision for loan losses increased by $8.9 million for the first quarter of 2010 compared with the three months ended March 31, 2009. The increase in the provision for loan losses was primarily a result of an increase in non-performing loans and loan charge-offs due to challenging economic conditions. Noninterest expense increased by $3.0 million for the first quarter of 2010 compared to the three months ended March 31, 2009. The increases were primarily due to increases in employees’ compensation and benefits, deposit insurance premiums and professional services expenses.

The following table summarizes the changes in the banking segment’s taxable equivalent net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Three Months Ended March 31, 2010 v. 2009
	Change Due To(1)
	Volume	Yield/Rate	Change
Interest income
Loans	$40	$2,552	$2,592
Investment securities(2)	1,464	1,042	2,506
Federal funds sold	—	2	2
Interest-bearing deposits in other financial institutions	138	101	239
Other securities	32	73	105

Total interest income(2)	1,674	3,770	5,444

Interest expense
Deposits	1,061	(2,634)	(1,573)
Notes payable and other borrowings	659	(678)	(19)

Total interest expense	1,720	(3,312)	(1,592)

Net interest income(2)	$(46)	$7,082	$7,036

(1)	Changes attributable to both volume and yield/rate are included in yield/rate.
(2)	Taxable equivalent.

Taxable equivalent net interest income increased $7.0 million for the first quarter of 2010 compared with the three months ended March 31, 2009. Changes in yields earned and rates paid increased taxable equivalent net interest income by $7.1 million. Yields on the loan portfolio increased due to increased spreads relative to the Wall Street Journal Prime Rate on renewed loans. Yields on the investment securities portfolio increased due to historically higher yields on tax-exempt securities issued by political subdivisions of the State of Texas. The $3.3 million decrease in the rates paid on interest-bearing liabilities was primarily due to the decrease in market interest rates compared with the prevailing market rates in the first quarter of 2009. Increases in the volume of interest-earning assets, primarily in the investment securities portfolio, increased taxable equivalent net interest income by $1.7 million, while increases in the volume of interest-bearing liabilities reduced taxable equivalent net interest income by $1.7 million.

The tables below provide additional details regarding the banking segment’s net interest income (dollar amounts in thousands).

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(1)	$2,857,073	$44,552	6.32%	$2,854,411	$41,960	5.96%
Investment securities - taxable	325,448	3,688	4.53%	259,146	3,030	4.68%
Investment securities - non-taxable(2)	217,208	3,332	6.14%	148,338	1,484	4.00%
Federal funds sold	12,421	9	0.29%	12,801	7	0.22%
Interest-bearing deposits in other financial institutions	253,418	244	0.39%	8,960	5	0.23%
Other securities	25,857	164	2.54%	16,773	59	1.41%

Interest-earning assets, gross	3,691,425	51,989	5.71%	3,300,429	46,545	5.72%
Allowance for loan losses	(51,781)			(29,518)

Interest-earning assets, net	3,639,644			3,270,911
Noninterest-earning assets	836,104			722,930

Total assets	$4,475,748			$3,993,841

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$2,970,211	7,176	0.98%	$2,652,819	8,749	1.34%
Notes payable and other borrowings	645,372	1,484	0.93%	450,587	1,503	1.35%

Total interest-bearing liabilities	3,615,583	8,660	0.97%	3,103,406	10,252	1.34%
Noninterest-bearing liabilities
Noninterest-bearing deposits	164,488			195,597
Other liabilities	172,254			187,510

Total liabilities	3,952,325			3,486,513
Shareholders’ equity	523,423			507,328

Total liabilities and shareholders’ equity	$4,475,748			$3,993,841

Net interest income(2)		$43,329			$36,293

Net interest spread(2)			4.74%			4.38%

Net interest margin(2)			4.76%			4.46%

(1)	Average loans include non-accrual loans.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $1.1 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.

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

Mortgage Origination Segment

The following table summarizes the results for the mortgage origination segment for the indicated periods (in thousands):

	Three Months Ended March 31,
			Variance
	2010	2009	2010 v. 2009
Net interest expense	$(743)	$(72)	$(671)
Noninterest income	45,564	47,420	(1,856)
Noninterest expense	47,576	36,748	10,828

Net income (loss) before taxes	(2,755)	10,600	(13,355)
Income tax provision (benefit)	(686)	4,410	(5,096)

Net income (loss)	$(2,069)	$6,190	$(8,259)

Net loss was $2.1 million for the first quarter of 2010, a decrease of $8.3 million compared to net income of $6.2 million for the three months ended March 31, 2009. The decrease was due primarily to an increase in noninterest expense and a decrease in noninterest income. Employees’ compensation and benefits and other expenses accounted for the majority of the increase in noninterest expense.

Employees’ compensation and benefits increased $5.2 million for the first quarter of 2010 compared to the three months ended March 31, 2009. The increase was attributable to increased staffing levels to support the additional mortgage banking offices opened during 2009 and 2010. Other expenses increased $5.7 million for the first quarter of 2010 compared to the three months ended March 31, 2009, which was primarily attributable to $4.3 million of intercompany financing costs.

Mortgage loan origination volume was $1.174 billion for the first quarter of 2010 compared to $1.305 billion for the three months ended March 31, 2009, a decrease of 10.04%. During the first quarter of 2010, mortgage loan origination volume decreased primarily due to less mortgage refinancing activity compared to the first quarter of 2009. Interest rates have remained relatively stable, but our demand from borrowers seeking to refinance decreased in the first quarter of 2010 compared to the first quarter of 2009. While origination volume declined in the first quarter of 2010 compared to the corresponding period in 2009, the number of originations increased in March 2010. During the first quarter of 2010, refinancings and home purchases accounted by dollar volume for 34.28% and 65.72%, respectively, of the total mortgage loan origination volume.

Financial Advisory Segment

The following table summarizes the results for the financial advisory segment for the indicated periods (in thousands):

	Three Months Ended March 31,
			Variance
	2010	2009	2010 v. 2009
Net interest income	$1,564	$1,022	$542
Noninterest income	20,819	19,092	1,727
Noninterest expense	21,186	19,465	1,721

Net income before taxes	1,197	649	548
Income tax provision	298	263	35

Net income	$899	$386	$513

Net income was $0.9 million for the first quarter of 2010, an increase of $0.5 million compared to the three months ended March 31, 2009. The increase was due primarily to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Net interest income increased $0.5 million for the three months ended March 31, 2010 compared to the corresponding period in 2009. The increase resulted from higher customer margin loan balances and from an increased level of trading securities used to support sales and underwriting activities.

The majority of noninterest income is generated from fees and commissions earned from investment advisory and securities brokerage activities, which increased $2.4 million for the first quarter of 2010 compared to the three months ended March 31, 2009.

Noninterest expense increased $1.7 million for the first quarter of 2010 compared to the three months ended March 31, 2009. Employees’ compensation and benefits and other expenses accounted for the majority of the increase in noninterest expense. Employees’ compensation and benefits increased $1.3 million for the first quarter of 2010 compared to the three months ended March 31, 2009. The increase was attributable to higher commission expenses related to increased commission revenue and a slight increase in staffing levels during the first quarter of 2010 compared to the first quarter of 2009. Other expenses increased $0.7 million for the first quarter of 2010 compared to the three months ended March 31, 2009, which was due primarily to various expenses paid to support two new offices that opened during the first quarter of 2010, as well as amortization of intangible assets that began in the second half of 2009.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2010 and as compared to December 31, 2009.

Securities Portfolio

The securities portfolio plays a role in the management of interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements and the available for sale portion thereof serves as a source of liquidity. Historically, our policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. In connection with our acquisition of First Southwest, we purchased a portfolio of auction rate bonds for which an active market does not currently exist.

The securities portfolio consists of two major components: securities held to maturity and securities available for sale. Securities are classified as held to maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value. The table below summarizes our securities portfolio (in thousands).

	March 31, 2010	December 31, 2009
Securities available for sale, at fair value
U. S. Treasury securities	$—	$—
U. S. government agencies
Bonds	—	—
Mortgage-backed securities	14,453	28,014
Collateralized mortgage obligations	266,226	145,361
States and political subdivisions	10,149	9,612
Auction rate bonds	22,723	44,554

	313,551	227,541

Securities held to maturity, at amortized cost
U. S. government agencies
Mortgage-backed securities	15,202	16,963
Collateralized mortgage obligations	48,695	50,533
States and political subdivisions	124,136	120,818
Auction rate bonds	89,394	105,699

	277,427	294,013

Trading securities, at fair value	72,944	24,183

Total securities portfolio	$663,922	$545,737

We had a net unrealized loss of $0.5 million related to the available for sale investment portfolio at March 31, 2010, compared with a net unrealized loss of $1.1 million at December 31, 2009.

The market value of securities held to maturity at March 31, 2010 was $2.6 million below book value. At December 31, 2009, the market value of held to maturity securities was $0.9 million above book value.

We hold securities issued by Access to Loans for Learning Student Loan Corporation that exceed 10% of our shareholders’ equity. The aggregate book value and aggregate market value of these securities at March 31, 2010, was $112.3 million and $107.8 million, respectively.

Loan Portfolio

Loans held for investment in our banking and financial advisory segments are detailed in the table below (in thousands) and classified by type.

	March 31, 2010	December 31, 2009
Commercial and industrial	$1,197,949	$1,264,735
Lease financing	67,196	78,088
Construction and land development	397,602	402,876
Real estate	1,114,641	1,125,134
Securities (including margin loans)	187,472	152,145
Consumer	46,423	48,791

Loans, gross	3,011,283	3,071,769
Allowance for loan losses	(49,971)	(52,092)

Loans, net	$2,961,312	$3,019,677

Banking Segment

The banking segment’s loan portfolio constitutes the major earning asset of the banking segment and typically offers the banking segment its best alternative for obtaining the maximum interest spread above the cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s total loans, net of the allowance for loan losses, were $2.8 billion and $2.9 billion as of March 31, 2010 and December 31, 2009, respectively. The $94.5 million decrease in net loans at March 31, 2010 compared with December 31, 2009, was primarily attributable to declines in commercial and industrial loans and real estate loans that reflect efforts to control the growth of the loan portfolio in response to current economic conditions.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At March 31, 2010, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans in its real estate loan portfolio. The areas of concentration within our real estate portfolio were construction and land development loans and non-construction commercial real estate loans. At March 31, 2010, construction and land development loans were 13% of total loans, while non-construction commercial real estate loans were 27% of total loans. The banking segment’s loan concentrations were within regulatory guidelines as of March 31, 2010.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale, which does not include pipeline loans, were $486.8 million and $430.8 million as of March 31, 2010 and December 31, 2009, respectively. The $56.0 million increase in net loans at March 31, 2010 compared with December 31, 2009 was primarily attributable to internally generated growth that resulted in the opening of additional offices and market conditions that led to increased home purchases. Most of the growth during the first quarter of 2010 occurred in March 2010. PrimeLending was able to service the increased demand for home purchases due to the availability of warehouse financing through our banking segment.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are shown in the following table (in thousands).

	March 31, 2010	December 31, 2009
Loans held for sale
Unpaid principal balance	$474,674	$419,473
Fair value adjustment	12,115	11,287

	$486,789	$430,760

Pipeline loans
Unpaid principal balance	$532,975	$256,285
Fair value adjustment	1,801	(512)

	$534,776	$255,773

Although origination volume declined in the first quarter of 2010 compared to the corresponding period in 2009, the number of originations increased in March 2010, resulting in higher levels of loans held for sale and pipeline loans at March 31, 2010, compared to December 31, 2009.

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. The financial advisory segment’s total loans, net of the allowance for loan losses, were $190.2 million as of March 31, 2010 and $154.1 million as of December 31, 2009. The $36.1 million increase from December 31, 2009 to March 31, 2010 is primarily attributable to increased borrowings in margin accounts held by First Southwest customers and correspondents in response to improving conditions in securities markets.

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

We have developed a methodology that seeks to determine an allowance to absorb probable loan losses inherent in the portfolio based on evaluations of the collectability of loans, historical loss experience, peer bank loss experience, delinquency trends, economic conditions, portfolio composition and specific loss estimates for loans considered substandard or doubtful. We design our loan review program to review, on an annual basis, loan relationships that account for approximately 60% of the dollar amount of our loan portfolio, regardless of risk. We review all loan relationships that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve and additional relationships necessary to achieve our desired coverage ratio. Based on management’s evaluation, estimated loan loss allowances are assigned to the individual loans that present a greater risk of loan loss. If necessary, reserves would be allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability and value of collateral and other sources of cash flow. Any reserves for impaired loans are measured based on the present value of the expected future cash flow discounted at the loan’s effective interest rate or the fair value of the underlying collateral. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. A composite allowance factor that considers our and other peer bank loss experience ratios, delinquency trends, economic conditions and portfolio composition is applied to the total of commercial and commercial real estate loans not specifically evaluated.

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Homogenous loans, such as consumer installment, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge offs from a current trend in delinquencies, losses or historical experience and general economic conditions. As of March 31, 2010, we had no material delinquencies in these types of loans.

Our regular safety and soundness examination, performed jointly by the Federal Reserve Bank of Dallas and the Texas Department of Banking, is currently underway. A major component of this examination is a detailed review of our loan portfolio.

While we believe we have sufficient allowance for our existing portfolio as of March 31, 2010, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $25.1 million for the first quarter of 2010 compared to $25.6 million for the first quarter of 2009. Our allowance for loan losses totaled $50.0 million at March 31, 2010 and $52.1 million at December 31, 2009. The ratio of the allowance for loan losses to total loans held for investment at March 31, 2010 and December 31, 2009 was 1.66% and 1.70%, respectively.

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

The provision for loan losses, primarily in the banking segment, was $23.0 million for the first quarter of 2010, an increase of $8.9 million compared to the three months ended March 31, 2009. The increase was primarily a result of a significant increase in non-performing loans and charge-offs due to the broad downturn in the U.S. economy. These challenging economic conditions have resulted, at times, in sudden deterioration in the creditworthiness of some seasoned borrowers, and we have significantly increased the loan loss provision, as well as the allowance for loan losses, to address these circumstances. Conditions in the first quarter of 2010 were similar to those in 2009, but, over the remainder of 2010, we believe we may experience a declining level of net-charge-offs relative to the prior five quarters. Additional information regarding the allowance for loan losses can be found under the heading “Allowance for Loan Losses” above.

The following table presents the activity in our allowance for loan losses for the dates indicated (dollar amounts in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2010	2009	2009
Balance at beginning of period	$52,092	$40,672	$40,672
Provisions charged to operating expenses	22,955	66,673	14,013
Recoveries of loans previously charged off
Commercial and industrial	164	901	200
Real estate	2	94	—
Construction and land development	6	32	—
Lease financing	—	10	—
Consumer	99	47	11

Total recoveries	271	1,084	211

Loans charged off
Commercial and industrial	17,164	46,822	22,917
Real estate	7,698	2,987	828
Construction and land development	196	3,586	377
Lease financing	127	1,628	547
Consumer	162	1,314	1,104

Total charge-offs	25,347	56,337	25,773

Net charge-offs	(25,076)	(55,253)	(25,562)

Balance at end of period	$49,971	$52,092	$29,123

Net charge-offs to average loans outstanding	3.35%	1.82%	3.50%

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

	March 31, 2010		December 31, 2009
		% of		% of
		Gross		Gross
	Reserve	Loans	Reserve	Loans
Commercial and industrial	$21,964	39.78%	$28,580	41.17%
Real estate (including construction and land development)	16,911	50.22%	12,357	49.74%
Lease financing	1,673	2.23%	1,114	2.54%
Securities (including margin loans)	1,280	6.23%	1,280	4.95%
Consumer	385	1.54%	469	1.60%
Unallocated	7,758		8,292

Total	$49,971	100.00%	$52,092	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. As of March 31, 2010, we had 26 credit relationships totaling $54.8 million in loans of this type which are not included in either the non-accrual or 90 days past due loan categories.

Non-Performing Assets

The following table presents our components of non-performing assets at the dates indicated (dollar amounts in thousands).

	March 31,	December 31,	March 31,
	2010	2009	2009
Loans accounted for on a non-accrual basis
Commercial and industrial	$43,561	$38,592	$21,573
Lease financing	5,598	3,835	2,843
Construction and land development	17,228	16,317	13,693
Real estate	13,692	10,279	11,565
Consumer	—	—	—

	$80,079	$69,023	$49,674

Non-performing loans as a percentage of total loans	2.29%	1.97%	1.53%

Other Real Estate Owned	$19,112	$17,532	$10,817

Other repossessed assets	$2,773	$2,538	$1,894

Non-performing assets	$101,964	$89,093	$62,385

Non-performing assets as a percentage of total assets	2.11%	1.95%	1.50%

Loans past due 90 days or more and still accruing	$122	$150	$1,184

At March 31, 2010, total non-performing assets increased $12.9 million to $102.0 million compared to $89.1 million at December 31, 2009. Non-accrual loans increased by $11.1 million to $80.1 million at March 31, 2010 compared to $69.0 million at December 31, 2009. Of these non-accrual loans, $43.6 million were characterized as commercial and industrial loans as of March 31, 2010, an increase of $5.0 million compared to December 31, 2009. The commercial and industrial loans included a $10.8 million business loan secured principally by the guarantor. Approximately $9.7 million in business loans were included in commercial and industrial loans, which are for investment properties arising primarily from a single customer relationship and secured principally by the inventory and property, plant and equipment of a group of related borrowers. Also included in the commercial and industrial loan category were two business loans each from a single customer relationship totaling $4.5 million and $3.4 million and secured by each borrower’s accounts receivable and inventory, a $1.8 million business loan secured by livestock, a $1.4 million business loan secured by accounts receivable and inventory, and a $1.4 million business loan secured by oil and gas properties.

Non-accrual loans at March 31, 2010 also included $17.2 million characterized as construction and land development loans. This included two real estate loans totaling approximately $5.8 million from a single customer relationship and secured by assisted living centers, two residential real estate development loans totaling approximately $4.4 million from a single customer relationship and secured by unimproved land, and a $1.4 million residential real estate loan from a single customer relationship secured by commercial land development. Non-accrual loans also included $13.7 million characterized as real estate loans. This included a $2.0 million commercial real estate loan secured by unoccupied residential property, a $1.2 million commercial real estate loan secured by occupied residential property, two commercial real estate loans from a single customer relationship totaling approximately $1.1 million and secured by unoccupied townhomes, and a $1.0 million commercial real estate loan secured by a retirement center.

Loans in troubled debt restructurings bearing market rates of interest at the time of restructuring and performing in compliance with their modified terms are considered impaired in the calendar year of the restructuring. At March 31, 2010, troubled debt restructurings totaled $15.0 million, of which $0.5 million were included in performing loans and $14.5 million were included in non-accrual loans.

Other Real Estate Owned increased $1.6 million to $19.1 million at March 31, 2010 compared to $17.5 million at December 31, 2009. The increase in Other Real Estate Owned was due primarily to the economic downturn affecting the housing market. At March 31, 2010, Other Real Estate Owned included $18.0 million of commercial real estate property consisting of single family residences under development and $1.1 million of residential lots at various levels of completion.

Additional interest income that would have been recorded if the non-accrual loans had been current during the three months ended March 31, 2010 totaled $1.8 million and $2.8 million during the three months ended March 31, 2009.

Borrowings

Our borrowings as of March 31, 2010 and December 31, 2009 are shown in the table below (in thousands).

	March 31,	December 31,	Variance
	2010	2009	2010 v. 2009
Short-term borrowings	$611,011	$488,078	$122,933
Notes payable	67,607	68,550	(943)
Junior subordinated debentures	67,012	67,012	—
Other borrowings	12,022	12,128	(106)

	$757,652	$635,768	$121,884

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, as well as borrowings at the Federal Home Loan Bank. The $122.9 million increase in short-term borrowings at March 31, 2010 compared with December 31, 2009 was due mostly to increased borrowing of $75.0 million from the Federal Home Loan Bank, which had favorable pricing relative to the brokered deposit market, providing an alternative source of funding for the Bank. Also contributing to the increase in short-term borrowings was the borrowing of approximately $43.4 million in unaffiliated notes payable, which represent overnight borrowing on uncommitted broker lines of credit used to finance marketable securities, customer margin loans and correspondent inventories held at First Southwest. Our brokered deposits were $122.2 million at March 31, 2010, an increase of $15.4 million from December 31, 2009.

We have revolving lines of credit for up to $30.0 million with JP Morgan Chase Bank, N.A. At March 31, 2010, we had $5.2 million of additional borrowing capacity under those revolving lines of credit.

Liquidity and Capital Resources

Liquidity refers to the measure of our ability to meet our customers’ short-term and long-term deposit withdrawals and anticipated and unanticipated increases in loan demand without penalizing earnings. Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on our net interest income. We discuss our management of interest rate and other risks in Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” below.

Our asset and liability group is responsible for continuously monitoring our liquidity position to ensure that assets and liabilities are managed in a manner that will meet our short-term and long-term cash requirements. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities and collateralized mortgage obligations, the possible sale of available for sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits and the maturity structure of short-term borrowed funds. For short-term liquidity needs, we utilize federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. For intermediate liquidity needs, we utilize advances from the Federal Home Loan Bank. To supply liquidity over the longer term, we have access to brokered certificates of deposit, term loans at the Federal Home Loan Bank and borrowings under lines of credit with other financial institutions.

On December 19, 2008, we sold approximately $87.6 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series A and Series B Preferred Stock”), the aggregate liquidation preference of which is $92.0 million, to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The shares of Series B Preferred Stock were issued to the U.S. Treasury upon the exercise of a warrant issued in conjunction with the Series A Preferred Stock. The Series A and Series B Preferred Stock are senior to shares of our Original Common Stock with respect to dividends and liquidation preference. Under the terms of the Series A Preferred Stock, we are obligated to pay a 5% per annum cumulative dividend on the stated value of the preferred stock until February 14, 2014 and thereafter at a rate of 9% per annum. As long as shares of the Series A and Series B Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our common stock) unless all accrued and unpaid dividends on the preferred stock have been paid in full. Furthermore, prior to December 19, 2011, unless we have redeemed all of the preferred stock, the consent of the U.S. Treasury will be required to, among other things, increase the per share amount of dividends paid on our common stock. After December 19, 2011 and thereafter until December 19, 2018, the consent of the U.S. Treasury (if it still holds our preferred stock) will be required for any increase in the aggregate common stock dividends per share greater than 3% per annum. After December 19, 2018, we will be prohibited from paying dividends on, or repurchasing any common stock until the preferred stock issued to the U.S. Treasury is redeemed in whole or the U.S. Treasury has transferred all of its preferred stock to third parties. If dividends on the preferred stock are not paid in full for six dividend periods, whether or not consecutive, the U.S. Treasury will have the right to elect two directors to our board of directors until all unpaid cumulative dividends are paid in full. The terms of the Series B Preferred Stock are identical to those described above for the Series A Preferred Stock except that (i) the dividend rate is 9% per annum and (ii) the Series B Preferred Stock may not be redeemed unless all of the Series A Preferred Stock is redeemed.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

At March 31, 2010, we exceeded all regulatory capital requirements and were considered to be “well-capitalized” with a total capital to risk weighted assets ratio of 13.65%, Tier 1 capital to risk weighted assets ratio of 11.85% and a Tier 1 capital to average assets, or leverage, ratio of 9.44%. At March 31, 2010, the Bank was also considered to be “well-capitalized.” We discuss regulatory capital requirements in more detail in Note 11 to our consolidated financial statements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $220.2 million at March 31, 2010, an increase of $95.1 million, or 76.1%, from $125.1 million at March 31, 2009. This increase was primarily due to an increase in deposits, partially offset by an increase in loans held for investment and purchases of securities.

Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash used in operations during the first quarter of 2010 was $89.0 million, an increase in cash used of $30.7 million compared with March 31, 2009. Cash used in operations increased due to increases in trading securities and broker-dealer and clearing receivables which related to higher volumes at First Southwest.

Our primary use of funds is for the origination of loans, primarily commercial and industrial loans and real estate loans. Our loan portfolio at March 31, 2010, excluding loans held for sale and the allowance for loan losses, and net of unearned income, was $3.0 billion, a decrease of $60.5 million compared with $3.1 billion at December 31, 2009. The decrease in net loan originations was concentrated in commercial and industrial loans and reflects efforts to control the growth and risk of the loan portfolio in response to current economic conditions.

Cash used in our investment activities included net purchases of securities for our investment portfolio during the three months ended March 31, 2010, which were $65.8 million compared with net purchases of $51.9 million during the three months ended March 31, 2009. The increase in net purchases of securities during the first quarter of 2010 compared to the first quarter of 2009 resulted from the purchase of both municipal securities and collateralized mortgage obligations to take advantage of attractive yields and provide collateral for pledging and, with respect to collateralized mortgage obligations, repurchase agreements. We sold approximately $54.3 million and $21.3 million of available for sale securities during the first quarter of 2010 and 2009, respectively.

Cash provided by financing activities was $186.9 million for the three months ended March 31, 2010 compared with $171.1 million for the three months ended March 31, 2009. The $15.8 million increase was due mostly to the net increase in deposits and payments on notes payable.

We had deposits of $3.3 billion at March 31, 2010, an increase of $56.5 million, or 1.72%, from the level of deposits at December 31, 2009. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Within the deposit portfolio, brokered deposits, interest-bearing demand deposits and money market deposits increased $15.4 million, $13.9 million and $9.7 million at March 31, 2010 compared to the December 31, 2009 level, respectively.

Our 15 largest depositors, excluding First Southwest, our indirect wholly owned subsidiary, accounted for approximately 25.30% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 16.60% of our total deposits at March 31, 2010. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available, albeit currently at slightly higher rates, to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with commercial banks of up to $160.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At March 31, 2010, First Southwest had borrowed approximately $43.4 million under these credit arrangements.

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

In the normal course of business, FSC executes, settles and finances various securities transactions that may expose FSC to off-balance sheet risk in the event that a customer or counterparty does not fulfill its contractual obligations. Examples of such transactions include the sale of securities not yet purchased by customers or for the account of FSC, clearing agreements between FSC and various clearinghouses and broker-dealers, secured financing arrangements that involve pledged securities, and when-issued underwriting and purchase commitments.

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to our consolidated financial statements for the year ended December 31, 2009, which are included in our Annual Report on Form 10-K filed with the SEC on March 26, 2010. You are encouraged to read in its entirety Note 1 to our consolidated financial statements for the year ended December 31, 2009 for additional insight into management’s approach and methodology in estimating the allowance for loan losses. We believe that of our significant accounting policies, the allowance for loan losses may involve a higher degree of judgment and complexity.

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. Loans are charged to the allowance when the loss is confirmed or when a determination is made that a probable loss has occurred on a specific loan. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment regarding the adequacy of the allowance for loan losses involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the ability to collect certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control. For a complete discussion of allowance for loan losses and provisions for loan losses, see the section entitled “Allowance for Loan Losses” earlier in this Item 2.

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

Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The magnitude of the change in earnings and market value of equity resulting from interest rate changes is impacted by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, the general level of interest rates and customer actions. Our objective is to measure the effect of interest rate changes on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on March 31, 2010 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

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

	March 31, 2010
	(Dollar amounts in thousands)
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,394,709	$354,748	$320,455	$98,121	$136,172	$3,304,205
Securities	139,515	101,372	184,346	14,681	151,064	590,978
Federal funds sold	12,500	—	—	—	—	12,500
Other interest sensitive assets	139,749	—	—	—	—	139,749

Total interest sensitive assets	2,686,473	456,120	504,801	112,802	287,236	4,047,432

Interest sensitive liabilities:
Interest bearing checking	$1,436,924	$—	$—	$—	$—	$1,436,924
Savings	139,775	—	—	—	—	139,775
Time deposits	712,194	269,058	47,377	3,893	2,712	1,035,234
Notes payable & other borrowings	463,028	102,225	2,015	1,094	7,986	576,348

Total interest sensitive liabilities	2,751,921	371,283	49,392	4,987	10,698	3,188,281

Interest sensitivity gap	$(65,448)	$84,837	$455,409	$107,815	$276,538	$859,151

Cumulative interest sensitivity gap	$(65,448)	$19,389	$474,798	$582,613	$859,151

Percentage of cumulative gap to total interest
Sensitive assets	-1.62%	0.48%	11.73%	14.39%	21.23%

The positive GAP in the interest rate sensitivity analysis indicates that banking segment net interest income would generally rise if rates increase. Because of inherent limitations in interest rate sensitivity analysis, the banking segment uses multiple interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine the effect on net interest income changes for the next 12 months. The banking segment also measures the effects of changes in interest rates on market value of equity by discounting projected cash flows of deposits and loans. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. We believe the simulation analysis presents a more accurate picture than the GAP analysis. Simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products. Also, unlike GAP analysis, simulation analysis takes into account the effect of embedded options in the securities and loan portfolios as well as any off-balance-sheet derivatives. The projected changes in net interest income at March 31, 2010 were in compliance with established policy guidelines.

The table below shows the estimated impact of increases and decreases in interest rates of 1%, 2% and 3% on net interest income and on market value of portfolio equity for the banking segment as of March 31, 2010 (dollar amounts in thousands).

	March 31, 2010
	Changes In Net Interest Income		Changes in Market Value of Equity
Change in Interest Rates	Amount	Percent	Amount	Percent
Up 3%	$(8,384)	-5.14%	$(9,031)	-1.60%
Up 2%	$(10,873)	-6.67%	$(9,065)	-1.60%
Up 1%	$(7,886)	-4.84%	$(9,164)	-1.62%
Down 1%	$(2,689)	-1.65%	$(35,882)	-6.34%
Down 2%	$(6,903)	-4.24%	$(78,727)	-13.91%
Down 3%	$(9,147)	-5.61%	$(120,730)	-21.33%

The projected changes in net interest income and market value of equity to changes in interest rates at March 31, 2010 were in compliance with established policy guidelines. These projected changes in net interest income results are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Due to historically low interest rates, the table above may not predict the full effect of decreasing interest rates upon our net interest income that would occur in a more traditional, higher interest rate environment. This is because short-term interest rates are near zero percent and certain modeling assumptions, such as the restriction that deposit and loan rates cannot fall below zero percent, may distort the model’s results.

Item 4T.	Controls and Procedures

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

On June 18, 2009, the lead class plaintiffs filed a second consolidated amended class action complaint. This amended complaint did not name FSC as a defendant and did not make any specific allegations of misconduct against FSC or any of its employees. As a result, FSC is no longer a party to the putative class action case. However, FSC is identified in this consolidated amended class action complaint as an alleged co-conspirator with the named defendants. The remaining defendants filed motions to dismiss the second consolidated amended class action complaint, but on March 25, 2010, the Court denied those motions, thus allowing the consolidated class action to proceed against the remaining defendants.

With respect to putative class actions filed in federal court by California plaintiffs that opted not to join in the consolidated class action case, the federal court judge granted those plaintiffs until September 15, 2009 to file an amended complaint. In their amended complaint, these California putative class plaintiffs also did not name FSC as a defendant and did not make any specific allegations of misconduct against FSC or any of its employees. As a result, FSC is no longer a party to these California putative class actions. However, FSC is identified in this complaint as an alleged co-conspirator with the named defendants. The remaining defendants filed motions to dismiss the amended complaint in the California class action. On April 26, 2010, the Court granted those motions in part and denied them in part, allowing certain claims to proceed against the remaining defendants.

With respect to the removed California suits that do not seek class action status, the federal court judge gave the plaintiffs until September 15, 2009 to file an amended complaint. These California plaintiffs, all of which are represented by the Cotchett, Pitre, and McCarthy law firm, filed amended complaints continuing to identify FSC as a named defendant. The few allegations against FSC are very limited in scope.

On November 12, 2009, Sacramento Municipal Utility District, City of Riverside, The Redevelopment Agency of the City of Riverside, and The Public Financing Authority of the City of Riverside filed new lawsuits on behalf of themselves, but not on behalf of a putative class, in federal court. Additionally, on December 10, 2009, The Redevelopment Agency of the City of Stockton and The Public Financing Authority of the City of Stockton, County of Tulare, Los Angeles World Airports and Sacramento Suburban Water District filed new lawsuits on behalf of themselves, but not on behalf of a putative class, in federal court. Similar to the other five cases previously brought by California public entities that do not seek to certify a class, FSC is named as a defendant, the plaintiffs are represented by the Cotchett, Pitre, and McCarthy law firm, and the few allegations against FSC are very limited in scope. The eleven individual California actions are referred to herein as the “Cotchett Complaints.”

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

On March 26, 2010, the California plaintiffs filed a response to the motion to dismiss. On April 16, 2010, the moving defendants filed a joint reply in support of the motion to dismiss, and FSC filed a Supplemental Reply Memorandum in Support of its Motion to Dismiss. On April 28, 2010, the court denied the motion to dismiss as to FSC and nearly every other defendant named in the Cotchett Complaints. The Court is expected to hold a case management conference in the near future to discuss scheduling and discovery issues.

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

The following risk factors constitute material amendments to the risk factors disclosed under Item 1A of our Annual Report. For more information concerning our risk factors, please refer to Item 1A of our Annual Report.

We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.

We are subject to extensive federal and state regulation and supervision, including that of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Texas Department of Banking, the Federal Deposit Insurance Corporation (the “FDIC”), the SEC and the Financial Industry Regulatory Authority (“FINRA”). Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. Likewise, regulations promulgated by FINRA are primarily intended to protect customers of broker-dealer businesses rather than security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

The U.S. Congress and federal regulatory agencies continually review banking and securities laws, regulations and policies for possible changes. It is possible that there will be significant changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of, and government intervention in, the financial services sector. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. For instance, on June 17, 2009, President Barack Obama laid out a comprehensive regulatory reform plan aiming to modernize and protect the integrity of the U.S. financial system. In response to the President’s financial regulatory reform plan, the House of Representatives passed the “Wall Street Reform and Consumer Protection Act of 2009” on December 11, 2009. The Senate’s version of the regulatory reform package, entitled the “Restoring American Financial Stability Act,” was released by the Senate Committee on Banking, Housing & Urban Affairs on March 15, 2010, and is currently being debated on the floor of the Senate. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing financial services and products, among other things.

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

We have been advised by the Federal Reserve that the Bank’s 2008 Community Reinvestment Act (“CRA”) and compliance exams have been completed. Although a final, written report has not been issued concerning the results of such exams, we have been advised by staff at the Federal Reserve Bank of Dallas that, despite satisfactory or better findings in the various components of the CRA rating, the Bank will receive a “Needs to Improve” CRA rating, primarily as a result of alleged fair lending issues associated with PrimeLending in prior years. A CRA rating of less than “satisfactory” could adversely affect the Bank’s ability to establish new branches or acquire other financial institutions and could adversely affect our ability as a financial holding company to commence new activities, or acquire companies engaged in certain activities, otherwise permitted by financial holding companies having a “satisfactory” or better CRA rating. In addition, an adverse finding by the Federal Reserve regarding compliance with consumer protection laws and regulations, including but not limited to, fair lending laws, flood insurance laws or any other matters associated with a compliance exam of the Bank, could result in the imposition of civil money penalties, restitution, punitive damages and/or damage to our reputation.

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

In our mortgage origination segment, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the investment value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A mortgage loan subject to a material misrepresentation is typically unsaleable to investors in the secondary market. If we have already sold the loan when the material misrepresentation is discovered, then the loan is subject to repurchase, but we will often instead agree to indemnify the purchaser for any losses arising from such loan because in the general course of business we do not seek to hold for investment the mortgage loans we originate. Even though we may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate, and it is often difficult to collect any monetary losses that we have suffered from them. We cannot assure you that we have detected, or will detect, all misrepresented information in our loan originations. If we experience a significant number of such fraudulent or negligent acts, our business, financial condition, liquidity and results of operations could be significantly harmed.

On August 14, 2009, one of PrimeLending’s employees was indicted, along with eleven other individuals and three business entities, in Cuyahoga County, Ohio. The indictment alleged that PrimeLending’s employee was part of a loan application fraud scheme, and specifically identified loans on three properties in the aggregate amount of approximately $3.3 million that we originated and sold to investors. Trial was held on April 26, 2010, and the case was dismissed without prejudice. Pursuant to the terms of the loan purchase agreement with one of its investors, PrimeLending has agreed to indemnify the investor with respect to losses it suffered on one of the subject properties. Another investor holding loans with respect to the other two subject properties may also seek indemnification from PrimeLending for losses that it suffers with respect to such properties. We cannot assure you that we have detected or will detect all misrepresented information in our loan originations, including with respect to such employee.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2010, we issued 87,606 shares of Original Common Stock to employees upon the exercise of outstanding stock options at an average exercise price of $3.06 per share. These options were awarded pursuant to the exemption from compliance with the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Rule 701 promulgated thereunder. The issuance of shares of our Original Common Stock pursuant to the exercise of such options was therefore also exempt from registration under the Securities Act pursuant to Rule 701.

In addition, during the first quarter of 2010, we issued 8,281 restricted shares of Original Common Stock to non-employee directors. We awarded these restricted shares to such non-employee directors as consideration, in addition to their director fees, for their service as directors of PlainsCapital Corporation for the 2010 fiscal year. In issuing these shares, we relied upon an exemption from compliance with the registration requirements of the Securities Act provided by Section 4(2) thereunder for transactions by an issuer not involving a public offering. Accordingly, we required each non-employee director to execute an award agreement containing investment representations and limitations on transfer before issuing the restricted shares to such director.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

During the first quarter of 2010, the Bank notified the Federal Reserve Bank of Dallas, the Texas Department of Banking and affected customers of the Bank’s intent to close its full service branch on Hulen Street in Fort Worth, Texas. The accounts of affected customers will be transferred to a nearby branch location of the Bank. We currently anticipate that this branch will be closed on or about June 30, 2010.

Item 6.	Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

PLAINSCAPITAL CORPORATION

Date: May 5, 2010	By:	/s/ ALLEN CUSTARD
	Name:	Allen Custard
	Title:	Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: May 5, 2010	By:	/s/ JEFF ISOM
	Name:	Jeff Isom
	Title:	Executive Vice President of Finance and Accounting
(Principal accounting officer)

Exhibit Index

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	–	Third Amended and Restated Certificate of Formation of PlainsCapital Corporation.		10-Q	000-53629	3.1	10/21/09

3.2	–	Amended and Restated Bylaws of PlainsCapital Corporation.		8-K	000-53629	3.1	08/31/09

4.1	–	Letter Agreement and Securities Purchase Agreement—Standard Terms incorporated therein, dated as of December 19, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and the United States Department of the Treasury.		10	000-53629	4.1	04/17/09

4.2	–	Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.2	04/17/09

4.3	–	First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.3	04/17/09

4.4	–	Indenture, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association.		10	000-53629	4.4	04/17/09

4.5	–	First Supplemental Indenture, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.5	04/17/09

4.6	–	Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of August 7, 2006, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.6	04/17/09

4.7	–	Guarantee Agreement, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association, as trustee.		10	000-53629	4.7	04/17/09

4.8	–	First Amendment to Guarantee Agreement, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.8	04/17/09

4.9	–	Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.9	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.10	–	Indenture, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.10	04/17/09

4.11	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of March 26, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.11	04/17/09

4.12	–	Guarantee Agreement, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.12	04/17/09

4.13	–	Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.13	04/17/09

4.14	–	Indenture, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.14	04/17/09

4.15	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of September 17, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.15	04/17/09

4.16	–	Guarantee Agreement, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.16	04/17/09

4.17	–	Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, and Alan B. White, DeWayne Pierce, and Jeff Isom, as Administrative Trustees.		10	000-53629	4.17	04/17/09

4.18	–	Junior Subordinated Indenture, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.18	04/17/09

4.19	–	PlainsCapital Corporation (f/k/a Plains Capital Corporation) Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by PlainsCapital Corporation in favor of Wells Fargo Bank, N.A., as trustee of the PCC Statutory Trust IV.		10	000-53629	4.19	04/17/09

4.20	–	Guarantee Agreement, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.20	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.21	–	Registration Rights Agreement, dated as of December 31, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg, as Stockholders’ Representative.		10/A	000-53629	4.21	06/26/09

10.1	–	Agreement and Plan of Merger, dated as of November 7, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.1	04/17/09

10.2	–	First Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.2	04/17/09

10.3	–	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.3	04/17/09

10.4	–	Amended and Restated Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.4	04/17/09

10.5	–	First Amendment to Amended and Restated Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.5	04/17/09

10.6	–	Employment Agreement, effective as of December 31, 2008, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.6	04/17/09

10.7	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.7	04/17/09

10.8	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.8	04/17/09

10.9	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.9	04/17/09

10.10	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.10	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.11	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.11	04/17/09

10.12	–	Employment Agreement, dated as of December 18, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.1	07/08/09

10.13	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.2	07/08/09

10.14	–	Employment Agreement, dated as of March 18, 2010, between PlainsCapital Corporation and Roseanna McGill.		8-K	000-53629	10.1	03/23/10

10.15	–	Plains Capital Corporation Incentive Stock Option Plan, dated October 16, 1996 (the “1996 Incentive Stock Option Plan”).		10	000-53629	10.12	04/17/09

10.16	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 1998 (the “1998 Incentive Stock Option Plan”).		10	000-53629	10.13	04/17/09

10.17	–	Plains Capital Corporation Incentive Stock Option Plan, dated April 18, 2001 (the “2001 Incentive Stock Option Plan”).		10	000-53629	10.14	04/17/09

10.18	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 2003 (the “2003 Incentive Stock Option Plan”).		10	000-53629	10.15	04/17/09

10.19	–	Plains Capital Corporation 2005 Incentive Stock Option Plan, dated April 20, 2005.		10	000-53629	10.16	04/17/09

10.20	–	Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008.		10	000-53629	10.17	04/17/09

10.21	–	PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	08/31/09

10.22	–	PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.2	03/23/10

10.23	–	PNB Financial Bank Supplemental Executive Pension Plan, effective as of January 1, 2008.		10	000-53629	10.18	04/17/09

10.24	–	First Amendment to PlainsCapital Bank Supplemental Executive Pension Plan, effective as of March 19, 2009.		10	000-53629	10.19	04/17/09

10.25	–	Plains Capital Corporation Employee Stock Ownership Plan, effective January 1, 2004 and as amended and restated as of January 1, 2006.		10	000-53629	10.20	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.26	–	First Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, effective as of January 1, 2007.		10	000-53629	10.21	04/17/09

10.27	–	Second Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, dated as of December 1, 2008.		10	000-53629	10.22	04/17/09

10.28	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Isom, Schaffner and White on December 17, 2008.		10	000-53629	10.23	04/17/09

10.29	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Custard and Feinberg, effective as of December 31, 2008.		10	000-53629	10.24	04/17/09

10.30	–	Form of Stock Option Agreement under the 1996 Incentive Stock Option Plan.		10	000-53629	10.25	04/17/09

10.31	–	Form of Stock Option Agreement under the 1998 Incentive Stock Option Plan.		10	000-53629	10.26	04/17/09

10.32	–	Form of Stock Option Agreement under the 2001 Incentive Stock Option Plan.		10	000-53629	10.27	04/17/09

10.33	–	Form of Stock Option Agreement under the 2003 Incentive Stock Option Plan.		10	000-53629	10.28	04/17/09

10.34	–	Form of Stock Option Agreement under the PlainsCapital Corporation 2005 Incentive Stock Option Plan.		10	000-53629	10.29	04/17/09

10.35	–	Form of Stock Option Agreement under the Amended and Restated PlainsCapital Corporation 2007 Nonqualified and Incentive Stock Option Plan.		10	000-53629	10.30	04/17/09

10.36	–	Form of Restricted Stock Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.3	03/23/10

10.37	–	Form of Restricted Stock Unit Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.4	03/23/10

10.38	–	Amended and Restated Subordinate Credit Agreement, dated as of December 19, 2007, between JP Morgan Chase Bank, N.A. and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.31	04/17/09

10.39	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.32	10/21/09

10.40	–	Third Amended and Restated Subordinate Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.33	10/21/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.41	–	Amended and Restated Loan Agreement, dated as of October 1, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.33	04/17/09

10.42	–	First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2002, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.34	04/17/09

10.43	–	Second Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.35	04/17/09

10.44	–	Third Amendment to Amended and Restated Loan Agreement, dated as of June 1, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.36	04/17/09

10.45	–	Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 21, 2005, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.37	04/17/09

10.46	–	Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 16, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.38	04/17/09

10.47	–	Sixth Amendment to Amended and Restated Loan Agreement, dated as of December 19, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.39	04/17/09

10.48	–	Seventh Amendment to Amended and Restated Loan Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.41	10/21/09

10.49	–	Eighth Amendment to Amended and Restated Loan Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	04/29/10

10.50	–	Commercial Pledge and Security Agreement, dated as of November 1, 2000, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) for the benefit of JPMorgan Chase Bank, NA (f/k/a Bank One, Texas N.A.).		10	000-53629	10.40	04/17/09

10.51	–	Fourth Amended and Restated Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.43	10/21/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.52	–	Loan Agreement, dated as of September 22, 2004, between JPMorgan Chase Bank, NA (f/k/a Bank One, NA) and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.42	04/17/09

10.53	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.45	10/21/09

10.54	–	Amended and Restated Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.46	10/21/09

10.55	–	Loan Agreement, dated as of October 27, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.44	04/17/09

10.56	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.48	10/21/09

10.57	–	Third Amended and Restated Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.49	10/21/09

10.58	–	Credit Agreement, dated as of October 13, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, N.A.		10	000-53629	10.47	04/17/09

10.59	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.51	10/21/09

10.60	–	Modification Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.2	04/29/10

10.61	–	Second Amended and Restated Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.52	10/21/09

10.62	–	Office Lease, dated as of February 7, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.49	04/17/09

10.63	–	First Amendment to Office Lease, dated as of April 3, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.50	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.64	–	Second Amendment to Office Lease, dated as of November 14, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and H/H Victory Holdings, L.P.		10	000-53629	10.51	04/17/09

10.65	–	Waiver Letter, dated as of October 16, 2009, from JP Morgan Chase Bank, NA to PlainsCapital Corporation.		10-Q	000-53629	10.59	10/21/09

31.1	–	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	–	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

.