Form 10-Q
period 2010-06-30
PLAINSCAPITAL CORP
filed 2010-08-12
CIK 822083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were 33,991,465 shares of the registrant’s Original Common Stock, $0.001 par value, and no shares of the registrant’s Common Stock, $0.001 par value, outstanding, including 2,507,469 shares that participate in dividends but are not defined as outstanding under generally accepted accounting principles.

PlainsCapital Corporation

Quarterly Report on Form 10-Q for the period ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PlainsCapital Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009
	(in thousands)
Assets
Cash and due from banks	$93,731	$148,323
Federal funds sold	15,391	12,044
Loans held for sale	701,046	432,202
Securities
Held to maturity, fair market value $261,420 and $294,887, respectively	258,227	294,013
Available for sale, amortized cost $371,223 and $228,651, respectively	370,126	227,541
Trading, at fair market value	93,326	24,183

	721,679	545,737

Loans, net of unearned income	3,012,806	3,071,769
Allowance for loan losses	(56,375)	(52,092)

Loans, net	2,956,431	3,019,677

Broker-dealer and clearing organization receivables	64,964	82,714
Fee award receivable	19,860	20,504
Investment in unconsolidated subsidiaries	2,012	2,012
Premises and equipment, net	78,613	75,602
Accrued interest receivable	16,852	15,876
Other real estate owned	16,822	17,531
Goodwill, net	35,880	35,880
Other intangible assets, net	14,529	15,616
Other assets	186,760	147,051

Total assets	$4,924,570	$4,570,769

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$225,009	$223,551
Interest-bearing	3,511,226	3,054,488

Total deposits	3,736,235	3,278,039

Broker-dealer and clearing organization payables	108,246	108,272
Short-term borrowings	368,366	488,078
Capital lease obligation	11,915	12,128
Notes payable	67,450	68,550
Junior subordinated debentures	67,012	67,012
Other liabilities	130,702	124,531

Total liabilities	4,489,926	4,146,610

Commitments and contingencies

Shareholders’ equity
PlainsCapital Corporation shareholders’ equity
Preferred stock, $1.00 par value per share, authorized 50,000,000 shares;
Series A, 87,631 shares issued	84,031	83,595
Series B, 4,382 shares issued	4,759	4,805
Original Common Stock, $0.001 par value per share, authorized 50,000,000 shares; 31,754,135 and 31,613,010 shares issued, respectively	32	32
Common Stock, $0.001 par value per share, authorized 150,000,000 shares; zero shares issued	—	—
Surplus	152,096	150,626
Retained earnings	196,920	186,743
Accumulated other comprehensive loss	(781)	(300)

	437,057	425,501
Unearned ESOP shares (275,867 shares)	(3,001)	(3,001)

Total PlainsCapital Corporation shareholders’ equity	434,056	422,500
Noncontrolling interest	588	1,659

Total shareholders’ equity	434,644	424,159

Total liabilities and shareholders’ equity	$4,924,570	$4,570,769

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Income - Unaudited

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$47,170	$45,205	$91,794	$87,541
Securities
Taxable	4,783	2,283	8,587	4,691
Tax-exempt	2,662	1,720	5,113	3,433
Federal funds sold	11	26	20	33
Interest-bearing deposits with banks	140	13	383	25
Other	1,286	1,625	2,463	2,783

Total interest income	56,052	50,872	108,360	98,506

Interest expense
Deposits	7,324	7,219	14,468	16,003
Short-term borrowings	662	739	1,440	1,296
Capital lease obligation	140	109	281	218
Notes payable	878	806	1,759	1,620
Junior subordinated debentures	628	775	1,241	1,640
Other	118	237	196	385

Total interest expense	9,750	9,885	19,385	21,162

Net interest income	46,302	40,987	88,975	77,344
Provision for loan losses	10,245	10,750	33,200	24,763

Net interest income after provision for loan losses	36,057	30,237	55,775	52,581

Noninterest income
Service charges on depositor accounts	2,295	2,208	4,413	4,420
Net realized gains on sale of securities	98	—	1,710	301
Income from loan origination and net gains from sale of loans	73,021	63,309	120,423	111,728
Trust fees	1,148	878	2,221	1,772
Investment advisory fees and commissions	18,509	19,009	34,045	32,865
Securities brokerage fees and commissions	5,755	4,844	11,468	9,794
Other	1,370	1,217	3,348	1,151

Total noninterest income	102,196	91,465	177,628	162,031

Noninterest expense
Employees’ compensation and benefits	73,545	61,771	130,340	110,279
Occupancy and equipment, net	14,349	11,871	28,186	23,243
Professional services	7,257	4,879	13,048	8,919
Deposit insurance premium	1,475	3,487	2,750	4,048
Repossession and foreclosure, net of recoveries	2,602	1,079	4,054	2,113
Other	17,053	13,852	30,722	25,601

Total noninterest expense	116,281	96,939	209,100	174,203

Income before income taxes	21,972	24,763	24,303	40,409
Income tax provision	7,016	8,666	7,596	14,286

Net income	14,956	16,097	16,707	26,123
Less: Net income attributable to noncontrolling interest	305	33	370	56

Net income attributable to PlainsCapital Corporation	14,651	16,064	16,337	26,067
Dividends on preferred stock and other	1,390	1,379	2,778	2,938

Income applicable to PlainsCapital Corporation common shareholders	$13,261	$14,685	$13,559	$23,129

Earnings per common share
Basic	$0.42	$0.47	$0.43	$0.74

Diluted	$0.40	$0.44	$0.41	$0.70

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity - Unaudited

		PlainsCapital Corporation Shareholders
		Preferred Stock		Common Stock			Retained	Accumulated Other Comprehensive	Unearned ESOP	Noncontrolling
	Comprehensive
	Income	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Interest	Total
	(Dollars in thousands)
Balance, January 1, 2009		92,013	$87,631	31,573,518	$32	$147,445	$167,865	$331	$(3,489)	$1,709	$401,524
Stock option plans’ activity, including compensation expense		—	—	14,928	—	2,077	—	—	—	—	2,077
Adjustment to stock issued in business combination		—	—	(63)	—	(1)	—	—	—	—	(1)
Stock-based compensation expense		—	—	—	—	428	—	—	—	—	428
ESOP activity		—	—	—	—	—	32	—	—	—	32
Dividends on common stock ($0.10 per share)		—	—	—	—	—	(3,382)	—	—	—	(3,382)
Dividends on preferred stock		—	—	—	—	—	(2,547)	—	—	—	(2,547)
Preferred stock amortization and accretion		—	390	—	—	—	(390)	—	—	—	—
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(319)	(319)
Comprehensive income:
Net income	$26,123	—	—	—	—	—	26,067	—	—	56	26,123
Other comprehensive income (loss):
Unrealized losses on securities available for sale, net of tax of $153.1	(297)
Unrealized gains on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $124.6	242
Unrealized losses on customer-related cash flow hedges, net of tax of $3.3	(6)

Other comprehensive loss	(61)	—	—	—	—	—	—	(61)	—	—	(61)

Total comprehensive income	$26,062

Balance, June 30, 2009		92,013	$88,021	31,588,383	$32	$149,949	$187,645	$270	$(3,489)	$1,446	$423,874

Balance, January 1, 2010		92,013	$88,400	31,613,010	$32	$150,626	$186,743	$(300)	$(3,001)	$1,659	$424,159
Stock option plans’ activity, including compensation expense		—	—	65,706	—	340	—	—	—	—	340
Vesting of stock-based compensation		—	—	75,419	—	—	—	—	—	—	—
Stock-based compensation expense		—	—	—	—	665	—	—	—	—	665
ESOP activity		—	—	—	—	—	14	—	—	—	14
Dividends on common stock ($0.10 per share)		—	—	—	—	—	(3,396)	—	—	—	(3,396)
Dividends on preferred stock		—	—	—	—	—	(2,388)	—	—	—	(2,388)
Preferred stock amortization and accretion		—	390	—	—	—	(390)	—	—	—	—
Cash received from noncontrolling interest		—	—	—	—	—	—	—	—	74	74
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(137)	(137)
Redemption of noncontrolling interest		—	—	—	—	465	—	—	—	(1,378)	(913)
Comprehensive income:
Net income	$16,707	—	—	—	—	—	16,337	—	—	370	16,707
Other comprehensive income (loss):
Unrealized gains on securities available for sale, net of tax of $4.2	8
Unrealized losses on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $250.2	(474)
Unrealized losses on customer-related cash flow hedges, net of tax of $8.0	(15)

Other comprehensive loss	(481)	—	—	—	—	—	—	(481)	—	—	(481)

Total comprehensive income	$16,226

Balance, June 30, 2010		92,013	$88,790	31,754,135	$32	$152,096	$196,920	$(781)	$(3,001)	$588	$434,644

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income	$16,707	$26,123
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan losses	33,200	24,763
Net losses on other real estate owned	2,897	1,597
Depreciation and amortization	6,201	5,130
Stock-based compensation expense	738	548
Net realized gains on sale of securities	(1,710)	(301)
Loss (gain) on sale of premises and equipment	67	(11)
Stock dividends received on securities	(31)	(30)
Deferred income taxes	(661)	2,894
Changes in prepaid FDIC assessments	2,386	—
Changes in assets segregated for regulatory purposes	—	(3,500)
Changes in trading securities	(69,143)	(12,083)
Changes in broker-dealer and clearing organization receivables	17,750	(56,749)
Changes in fee award receivable	644	627
Changes in broker-dealer and clearing organization payables	(26)	80,122
Changes in other assets	(36,820)	8,151
Changes in other liabilities	(2,768)	14,512
Net gains from loan origination and sale of loans	(120,423)	(111,728)
Loans originated for sale	(2,949,548)	(2,977,014)
Proceeds from loans sold	2,792,770	2,853,737

Net cash used in operating activities	(307,770)	(143,212)

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	45,250	5,251
Proceeds from sales, maturities and principal reductions of securities available for sale	120,242	89,047
Purchases of securities held to maturity	(6,173)	(47,571)
Purchases of securities available for sale	(262,145)	(87,768)
Net (increase) decrease in loans	20,232	(148,141)
Purchases of premises and equipment and other assets	(6,676)	(7,702)
Proceeds from sales of premises and equipment and other real estate owned	8,267	5,703
Net cash paid for Federal Home Loan Bank and Federal Reserve Bank stock	(1,698)	(11,574)

Net cash used in investing activities	(82,701)	(202,755)

Financing Activities
Net increase in deposits	465,831	17,045
Net increase (decrease) in short-term borrowings	(119,712)	402,475
Proceeds from notes payable	1,700	500
Payments on notes payable	(2,800)	(81,334)
Proceeds from issuance of common stock	267	72
Dividends paid	(5,784)	(5,319)
Cash received from noncontrolling interest	74	—
Cash distributions to noncontrolling interest	(137)	(319)
Other, net	(213)	(139)

Net cash provided by financing activities	339,226	332,981

Net decrease in cash and cash equivalents	(51,245)	(12,986)
Cash and cash equivalents at beginning of period	160,367	114,571

Cash and cash equivalents at end of period	$109,122	$101,585

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$19,170	$22,401

Income taxes	$2,000	$10,680

Supplemental Schedule of Noncash Activities
Conversion of loans to other real estate owned	$9,809	$10,161

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Interim Financial Statements – Unaudited

June 30, 2010

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The unaudited consolidated financial statements of PlainsCapital Corporation, a Texas corporation, and its subsidiaries (“we,” “us,” “our,” “our company,” or “PlainsCapital”) for the three and six month periods ended June 30, 2010 and 2009 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

PlainsCapital is a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999, headquartered in Dallas, Texas, that provides, through its subsidiaries, an array of financial products and services. In addition to traditional banking services, PlainsCapital provides residential mortgage lending, investment banking, public finance advisory, wealth and investment management, treasury management, capital equipment leasing, fixed income sales and trading, asset management and correspondent clearing services.

PlainsCapital owns 100% of the outstanding stock of PlainsCapital Bank (the “Bank”) and 100% of the membership interest in PlainsCapital Equity, LLC. PlainsCapital owns a 60.9% interest in Hester Capital Management, LLC (“Hester Capital”). The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”), PNB Aero Services, Inc., PCB-ARC, Inc. and Plains Financial Corporation (“PFC”). The Bank has a 100% interest in First Southwest Holdings, LLC (“First Southwest”), PlainsCapital Leasing, LLC and PlainsCapital Securities, LLC, as well as a 51% voting interest in PlainsCapital Insurance Services, LLC.

After the close of business on December 31, 2008, First Southwest Holdings, Inc., a diversified, private investment banking corporation headquartered in Dallas, Texas merged into FSWH Acquisition LLC, a wholly owned subsidiary of the Bank. Following the merger, FSWH Acquisition LLC changed its name to “First Southwest Holdings, LLC.” The principal subsidiaries of First Southwest are First Southwest Company (“FSC”), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”), and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940.

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

1. Summary of Significant Accounting and Reporting Policies (continued)

PlainsCapital used a third-party valuation specialist to assist in the determination of the fair value of assets acquired, including intangibles, and liabilities assumed in the acquisition. The purchase price allocation resulted in net assets acquired in excess of consideration paid of approximately $12.8 million. That amount has been recorded in other liabilities until the contingent consideration issue described previously is settled. Upon resolution of the contingent consideration issue, the acquisition cost of First Southwest may increase, resulting in a smaller excess of net assets acquired over consideration paid, or in certain circumstances, an excess of consideration paid over net assets acquired that would result in recording goodwill from the transaction. Any remaining excess of net assets acquired over consideration paid will be allocated pro-rata to reduce the carrying value of purchased assets.

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

Common Stock

On August 27, 2009, PlainsCapital shareholders authorized a change to the name of our then-existing class of common stock to “Original Common Stock” and the creation of a new class of common stock with 150 million authorized shares. In addition, shareholders authorized a three-for-one split of PlainsCapital Original Common Stock and a change in the par value of the Original Common Stock from $10 per share to $0.001 per share. These changes became effective August 28, 2009 when PlainsCapital filed its Third Amended and Restated Certificate of Formation with the Texas Secretary of State. PlainsCapital has retrospectively adjusted previously reported share and per share amounts to reflect the stock split and the change in the par value of the Original Common Stock for all periods presented.

Comprehensive Income (Loss)

PlainsCapital’s comprehensive income (loss) consists of its net income and unrealized holding gains (losses) on its available for sale securities, investments held in trust for the Supplemental Executive Retirement Plan and derivative instruments designated as cash flow hedges.

The components of accumulated other comprehensive income (loss), net of taxes, at June 30, 2010 and December 31, 2009 are shown in the following table (in thousands):

	June 30, 2010	December 31, 2009
Unrealized loss on securities available for sale	$(713)	$(721)
Unrealized gain (loss) on securities held in trust for the Supplemental Executive Retirement Plan	(180)	294
Unrealized gain on customer-related cash flow hedges	112	127

	$(781)	$(300)

1. Summary of Significant Accounting and Reporting Policies (continued)

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

2. Securities

The amortized cost and fair value of securities, excluding trading securities, as of June 30, 2010 and December 31, 2009, are summarized as follows (in thousands):

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2010
U. S. government agencies
Mortgage-backed securities	$14,395	$834	$(7)	$15,222
Collateralized mortgage obligations	46,539	439	(190)	46,788
States and political subdivisions	123,399	3,361	(541)	126,219
Auction rate bonds	73,894	1,390	(2,093)	73,191

Totals	$258,227	$6,024	$(2,831)	$261,420

As of December 31, 2009
U. S. government agencies
Mortgage-backed securities	$16,963	$831	$(8)	$17,786
Collateralized mortgage obligations	50,533	764	(1,042)	50,255
States and political subdivisions	120,818	2,626	(948)	122,496
Auction rate bonds	105,699	1,735	(3,084)	104,350

Totals	$294,013	$5,956	$(5,082)	$294,887

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2010
U. S. government agencies
Mortgage-backed securities	$10,985	$636	$—	$11,621
Collateralized mortgage obligations	325,162	1,130	(2,860)	323,432
States and political subdivisions	12,174	296	(110)	12,360
Auction rate bonds	22,902	—	(189)	22,713

Totals	$371,223	$2,062	$(3,159)	$370,126

As of December 31, 2009
U. S. government agencies
Mortgage-backed securities	$27,696	$587	$(269)	$28,014
Collateralized mortgage obligations	146,765	1,679	(3,083)	145,361
States and political subdivisions	9,568	44	—	9,612
Auction rate bonds	44,622	66	(134)	44,554

Totals	$228,651	$2,376	$(3,486)	$227,541

2. Securities (continued)

Information regarding securities that were in an unrealized loss position as of June 30, 2010 and December 31, 2009, is shown in the following tables (dollars in thousands):

	As of June 30, 2010			As of December 31, 2009
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Held to maturity
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	—	$—	$—	1	$495	$8
Unrealized loss for more than twelve months	1	495	7	—	—	—

	1	495	7	1	495	8
Collateralized mortgage obligations
Unrealized loss for less than twelve months	8	28,958	190	5	26,453	1,042
Unrealized loss for more than twelve months	—	—	—	—	—	—

	8	28,958	190	5	26,453	1,042
States and political subdivisions
Unrealized loss for less than twelve months	28	16,037	234	39	20,085	304
Unrealized loss for more than twelve months	19	9,293	307	26	11,755	644

	47	25,330	541	65	31,840	948
Auction rate bonds
Unrealized loss for less than twelve months	1	5,792	70	—	—	—
Unrealized loss for more than twelve months	3	30,992	2,023	3	60,257	3,084

	4	36,784	2,093	3	60,257	3,084
Total held to maturity
Unrealized loss for less than twelve months	37	50,787	494	45	47,033	1,354
Unrealized loss for more than twelve months	23	40,780	2,337	29	72,012	3,728

	60	$91,567	$2,831	74	$119,045	$5,082

Available for sale
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	—	$—	$—	1	$1,443	$22
Unrealized loss for more than twelve months	—	—	—	1	4,955	247

	—	—	—	2	6,398	269
Collateralized mortgage obligations
Unrealized loss for less than twelve months	16	184,030	2,860	6	71,875	3,083
Unrealized loss for more than twelve months	—	—	—	—	—	—

	16	184,030	2,860	6	71,875	3,083
States and political subdivisions
Unrealized loss for less than twelve months	3	3,810	110	—	—	—
Unrealized loss for more than twelve months	—	—	—	—	—	—

	3	3,810	110	—	—	—
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for more than twelve months	1	22,712	189	1	22,848	134

	1	22,712	189	1	22,848	134
Total available for sale
Unrealized loss for less than twelve months	19	187,840	2,970	7	73,318	3,105
Unrealized loss for more than twelve months	1	22,712	189	2	27,803	381

	20	$210,552	$3,159	9	$101,121	$3,486

Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Bank expects to receive full value for the securities. As of June 30, 2010, management does not intend to sell any of the securities classified as available for sale in the previous table and it believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. As of June 30, 2010, management believes the impairments detailed in the table are temporary and relate primarily to changes in interest rates. Accordingly, no other-than-temporary impairment loss has been recognized in PlainsCapital’s consolidated statements of income.

2. Securities (continued)

The amortized cost and fair value of securities, excluding trading securities, as of June 30, 2010, are shown by contractual maturity below (in thousands).

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,406	$1,423	$—	$—
Due after one year through five years	3,206	3,291	—	—
Due after five years through ten years	14,562	15,018	—	—
Due after ten years	178,119	179,678	35,076	35,072

	197,293	199,410	35,076	35,072

Mortgage-backed securities	14,395	15,222	10,985	11,622
Collateralized mortgage obligations	46,539	46,788	325,162	323,432

	$258,227	$261,420	$371,223	$370,126

For the three and six months ended June 30, 2010, the Bank received proceeds from the sale of available for sale securities of $38.0 and $92.3 million, respectively, and realized gross gains of $0.1 and $1.7 million, respectively. The Bank determines the cost of securities sold by specific identification. The Bank did not sell securities in the three months ended June 30, 2009. For the six months ended June 30, 2009, the Bank received proceeds from the sale of available for sale securities of $21.3 million and recognized gross gains of $0.3 million.

FSC realized net gains from its trading securities portfolio of $1.0 million and $1.5 million for the three and six months ended June 30, 2010, respectively, and $0.1 million and $0.5 million for the three and six months ended June 30, 2009, respectively. The net gains were recorded as a component of other noninterest income.

The Bank tendered $24.0 million par value of available for sale auction rate bonds during the first quarter of 2010, receiving $21.6 million of gross proceeds. No gain or loss resulted from the transaction. In addition, auction rate bonds with a par value of $4.5 million and an unaccreted discount of approximately $0.4 million were called at par by the issuer. Since First Southwest provided related financing to the issuer, the Bank began accreting the discount over the expected term of financing in the first quarter of 2010. At the end of the second quarter, the First Southwest financing noted above expired. Accordingly, the Bank recognized the remaining $0.2 million of unaccreted discount related to call transactions associated with the First Southwest financing.

During the first quarter of 2010, auction rate bonds with a par value of $13.4 million and an unaccreted discount of approximately $1.2 million were called by the issuer. In order to address a change in the interpretation of the regulatory requirements regarding the maximum level of investments in certain securities, the Bank agreed to reimburse the issuer approximately $1.0 million for costs the issuer incurred related to the call. As a result of the accelerated discount accretion and the reimbursement to the issuer, the Bank realized a gain on the call transaction of approximately $0.2 million.

During the second quarter of 2010, auction rate bonds with a par value of $17.0 million and an unaccreted discount of approximately $1.4 million were called by the issuer. The Bank reimbursed the issuer approximately $1.8 million for costs related to the call, resulting in a loss on the call transaction of approximately $0.4 million.

In the aggregate, the par value of the Bank’s holdings of auction rate bonds decreased by $58.9 million from December 31, 2009 to June 30, 2010.

Securities with a carrying amount of approximately $408.9 million and $365.2 million (fair value of approximately $411.9 million and $366.5 million) at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. In addition, the Bank had secured a letter of credit from the Federal Home Loan Bank (“FHLB”) in the amount of $96.0 million and $149.0 million at June 30, 2010 and December 31, 2009, in lieu of pledging securities to secure certain public deposits.

3. Loans and Allowance for Loan Losses

Loans summarized by category as of June 30, 2010 and December 31, 2009, are as follows (in thousands):

	June 30, 2010	December 31, 2009
Commercial and industrial	$1,225,621	$1,264,735
Lease financing	62,316	78,088
Construction and land development	380,611	402,876
Real estate	1,115,364	1,125,134
Securities (primarily margin loans)	188,416	152,145
Consumer	40,478	48,791

	3,012,806	3,071,769
Allowance for loan losses	(56,375)	(52,092)

	$2,956,431	$3,019,677

Impaired (non-accrual) loans totaled approximately $72.3 million and $69.0 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, an allowance for loan loss of approximately $5.6 million was associated with $25.1 million of impaired loans. At December 31, 2009, an allowance for loan loss of approximately $9.2 million was associated with $63.7 million of impaired loans. The average aggregate balance of impaired loans for the three months ended June 30, 2010 and 2009 was approximately $76.1 million and $56.0 million, respectively. For the six months ended June 30, 2010 and 2009, the average aggregate balance of impaired loans was approximately $77.7 million and $53.3 million, respectively. Interest income recorded on impaired loans for the three and six months ended June 30, 2010 and 2009 was nominal.

At June 30, 2010 and December 31, 2009, the Bank and PlainsCapital Leasing, LLC had loans of approximately $1.4 million and $0.2 million, respectively, that were more than 90 days past due, but upon which interest continued to accrue.

Net investment in lease financing at June 30, 2010 and December 31, 2009 is shown in the following table (in thousands).

	June 30, 2010	December 31, 2009
Future minimum lease payments	$66,623	$83,390
Unguaranteed residual value	174	580
Guaranteed residual value	2,122	2,310
Initial direct costs, net of amortization	229	348
Unearned income	(6,832)	(8,540)

	$62,316	$78,088

3. Loans and Allowance for Loan Losses (continued)

Changes in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$49,971	$29,123	$52,092	$40,672
Provision charged to operations	10,245	10,750	33,200	24,763
Loans charged-off	(4,055)	(8,423)	(29,402)	(34,196)
Recoveries on charged-off loans	214	328	485	539

Balance at end of period	$56,375	$31,778	$56,375	$31,778

4. Deposits

Deposits at June 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Noninterest-bearing demand	$225,009	$223,551
Interest-bearing:
NOW accounts	49,249	56,697
Money market	1,693,240	1,638,763
Demand	57,413	46,156
Savings	149,523	135,962
In foreign branches	140,558	166,746
Time - $100,000 and over	741,926	684,939
Time - brokered	457,306	106,790
Time - other	222,011	218,435

	$3,736,235	$3,278,039

5. Short-Term Borrowings

Short-term borrowings at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010	December 31, 2009
Federal funds purchased	$90,350	$150,075
Securities sold under agreements to repurchase	108,482	59,927
Federal Home Loan Bank notes	100,000	275,000
Treasury tax and loan note option account	3,034	3,076
Short-term bank loans	66,500	—

	$368,366	$488,078

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

	Six Months Ended June 30,
	2010	2009
Average balance during the period	$220,965	$250,762
Average interest rate during the period	0.23%	0.36%

	June 30, 2010	December 31, 2009
Average interest rate at end of period	0.26%	0.21%
Securities underlying the agreements at end of period
Carrying value	$116,030	$65,838
Estimated fair value	$115,620	$67,075

FHLB notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following table (dollar amounts in thousands).

	Six Months Ended June 30,
	2010	2009
Average balance during the period	$299,862	$159,807
Average interest rate during the period	0.67%	0.43%

	June 30, 2010	December 31, 2009
Average interest rate at end of period	0.46%	0.75%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts and other short-term operating activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at June 30, 2010 was 1.31%. No short-term bank loans were outstanding at December 31, 2009.

6. Notes Payable

Notes payable at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Federal Home Loan Bank Dallas advances	$1,475	$1,534
Revolving credit line with JPMorgan Chase not to exceed $17.7 million. Facility matures July 31, 2011, with interest payable quarterly.	17,700	17,000
Revolving credit line with JPMorgan Chase not to exceed $5.0 million. Facility matures July 31, 2011 with interest payable quarterly.	—	7,650
Term note with JPMorgan Chase, due July 31, 2011. Principal payments of $1.9 million and interest are payable quarterly.	7,650	—
Term note with JPMorgan Chase, due July 31, 2011. Principal payments of $0.5 million and interest are payable semi-annually.	3,000	3,500
Term note with JPMorgan Chase, due October 27, 2015. Principal payments of $25,000 and interest are payable quarterly.	500	500
Subordinated note with JPMorgan Chase, not to exceed $20 million. Facility matures October 27, 2015 with interest payable quarterly.	20,000	20,000
First Southwest nonrecourse notes, due January 25, 2035 with interest payable quarterly.	17,125	18,366

	$67,450	$68,550

The table above reflects July 2010 amendments (“July 2010 Amendments”) to loan agreements between PlainsCapital and JPMorgan Chase governing PlainsCapital’s revolving credit facilities and term notes. The July 2010 Amendments extended the maturity of PlainsCapital’s existing lines of credit and term notes expiring July 31, 2010 to July 31, 2011, converted certain borrowings under PlainsCapital’s existing lines of credit to term borrowings and reduced the aggregate borrowing capacity under PlainsCapital’s existing lines of credit from $30.0 million to $22.7 million without materially altering PlainsCapital’s available borrowing capacity. As a result of the July 2010 Amendments, PlainsCapital had $5.0 million of available borrowing capacity under its existing lines of credit.

In April 2010, PlainsCapital secured an amendment of the covenant in the JPMorgan Chase revolving credit line agreements regarding the Bank’s non-performing asset ratio. The amendment increased the acceptable non-performing asset ratio for the Bank to 3.50% from 2.50%, effective for compliance as of March 31, 2010. The July 2010 Amendments specify that the acceptable non-performing asset ratio for the Bank will remain at 3.50% through December 31, 2010, decrease to 3.25% at March 31, 2011 and decrease to 3.00% at all times thereafter. PlainsCapital was in compliance with all the covenants included in the revolving credit line agreements at June 30, 2010.

7. Income Taxes

PlainsCapital’s effective tax rate was 31.9% and 35.0% for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, PlainsCapital’s effective tax rate was 31.3% and 35.4%, respectively. The reduction in the effective tax rate is a result of higher levels of tax-exempt income for the three and six months ended June 30, 2010, compared to the corresponding period in 2009.

PlainsCapital files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. PlainsCapital is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

8. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $0.5 million and $8.5 million at June 30, 2010 and December 31, 2009, respectively.

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

On November 12, 2009, Sacramento Municipal Utility District, City of Riverside, The Redevelopment Agency of the City of Riverside, and The Public Financing Authority of the City of Riverside filed new lawsuits on behalf of themselves, but not on behalf of a putative class, in federal court. Additionally, on December 10, 2009, The Redevelopment Agency of the City of Stockton and The Public Financing Authority of the City of Stockton, County of Tulare, Los Angeles World Airports and Sacramento Suburban Water District filed new lawsuits on behalf of themselves, but not on behalf of a putative class, in federal court. Similar to the other five cases previously brought by California public entities that do not seek to certify a class, FSC is named as a defendant, the plaintiffs are represented by the Cotchett, Pitre, and McCarthy law firm, and the few allegations against FSC are very limited in scope. The eleven individual California actions are referred to herein as the “Original Cotchett Complaints.”

8. Commitments and Contingencies (continued)

On February 9, 2010, the defendants in the Original Cotchett Complaints, except Bank of America, The Goldman Sachs Group, Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P. and Goldman Sachs Bank USA, filed a Joint Motion to Dismiss the Original Cotchett Complaints along with a Memorandum in Support of Defendants’ Joint Motion to Dismiss the Original Cotchett Complaints. Additionally, FSC filed a Supplemental Memorandum in Support of the Motion to Dismiss the Original Cotchett Complaints setting forth specific reasons why the Original Cotchett Complaints should be dismissed as to FSC.

On March 26, 2010, the California plaintiffs filed a response to the motion to dismiss. On April 16, 2010, the moving defendants filed a joint reply in support of the motion to dismiss, and FSC filed a Supplemental Reply Memorandum in Support of its Motion to Dismiss. On April 26, 2010, the court denied the motion to dismiss as to FSC and nearly every other defendant named in the Original Cotchett Complaints.

On May 19, 2010, City of Richmond, California, City of Redwood City, California, East Bay Municipal Utility District and Redevelopment Agency of the City and County of San Francisco filed new lawsuits on behalf of themselves, but not on behalf of a putative class, in United States Federal District Court. Additionally, on May 21, 2010, City of San Jose, California filed a new lawsuit on behalf of itself, but not on behalf of a putative class, in United States Federal District Court. Similar to the Original Cotchett Complaints, the plaintiffs are represented by the Cotchett, Pitre & McCarthy law firm, and the few allegations against FSC are very limited in scope. These five individual California actions are referred herein as the “May Cotchett Complaints.”

In both the Original Cotchett Complaints and the May Cotchett Complaints the plaintiffs allege that FSC violated Section 1 of the Sherman Act and the California Cartwright Act.

FSC filed its answer to the Original Cotchett Complaints on June 28, 2010. FSC’s answer to the May Cotchett Complaints is due on or about August 6, 2010.

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

Other Contingencies

PlainsCapital and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 19 years and under capital leases with remaining terms of 12 to 19 years. Future minimum payments under these leases have not changed significantly from the amounts reported at December 31, 2009 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 26, 2010. Rental expense under the operating leases was approximately $5.2 million and $4.3 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, rental expense was approximately $10.4 million and $8.4 million, respectively.

9. Financial Instruments with Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk that are used in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit that involve varying degrees of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The contract amounts of those instruments reflect the extent of involvement (and therefore the exposure to credit loss) the Bank has in particular classes of financial instruments.

9. Financial Instruments with Off-Balance Sheet Risk (continued)

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

The Bank had in the aggregate outstanding unused commitments to extend credit of $886.1 million at June 30, 2010. The Bank had outstanding standby letters of credit of $48.9 million at June 30, 2010.

The Bank uses the same credit policies in making commitments and standby letters of credit as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include real estate, accounts receivable, marketable securities, interest-bearing deposit accounts, inventory, and property, plant and equipment.

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

Effective April 1, 2010, certain PrimeLending employees were granted an aggregate of 50,000 shares of restricted stock. The grants to the PrimeLending employees vest in five years. In addition, certain employees of PlainsCapital and its subsidiaries were granted, effective April 1, 2010, an aggregate of 278,057 restricted stock units. The restricted stock units vest in five years.

Effective July 1, 2010, a PrimeLending employee was granted 2,000 restricted stock units under the 2010 Plan. The restricted stock units vest in five years.

Compensation cost related to the Stock Option Plans and the 2010 Plan was approximately $0.4 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, compensation cost was approximately $0.7 million and $0.5 million, respectively.

10. Stock-Based Compensation (continued)

At June 30, 2010, unrecognized cost related to the Stock Option Plans was approximately $0.1 million. At June 30, 2010, PlainsCapital had 510,862 shares of unvested restricted stock. Unrecognized cost related to the restricted stock was $5.4 million at June 30, 2010. Substantially all of the unrecognized cost will be recognized as compensation cost ratably over the next six years. Except for those restricted shares granted to outside directors, the vesting of the restricted stock will automatically accelerate in full upon a change in control or the date upon which our common stock is listed and traded on an exchange registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). If the restricted stock vests on an accelerated basis, the entire unrecognized cost related to the restricted stock would be recognized in noninterest expense immediately.

At June 30, 2010, a total of 81,258 shares were available for grant under the Stock Option Plans and 663,662 shares were available for grant under the 2010 Plan. PlainsCapital typically issues new shares upon exercise of option grants.

Information regarding the stock option plans for the six months ended June 30, 2010 is as follows:

	2010
	Shares	Weighted Average Exercise Price
Outstanding, January 1	943,515	$8.50
Exercised	(87,606)	3.06
Cancellations and expirations	(75,477)	3.66

Outstanding, June 30	780,432	9.58

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

	At June 30, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$190,465	4%	$471,561	9.90%
Tier 1 capital (to risk-weighted assets)	148,135	4%	471,561	12.73%
Total capital (to risk-weighted assets)	296,271	8%	517,988	13.99%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$191,011	4%	$449,537	9.41%
Tier 1 capital (to risk-weighted assets)	148,553	4%	449,537	12.10%
Total capital (to risk-weighted assets)	297,106	8%	516,093	13.90%

	At December 31, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$184,958	4%	$461,109	9.97%
Tier 1 capital (to risk-weighted assets)	144,012	4%	461,109	12.81%
Total capital (to risk-weighted assets)	288,024	8%	506,148	14.06%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$185,146	4%	$437,442	9.45%
Tier 1 capital (to risk-weighted assets)	144,589	4%	437,442	12.10%
Total capital (to risk-weighted assets)	289,179	8%	502,666	13.91%

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

	At June 30, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$238,081	5%	$471,561	9.90%
Tier 1 capital (to risk-weighted assets)	222,203	6%	471,561	12.73%
Total capital (to risk-weighted assets)	370,338	10%	517,988	13.99%

	At December 31, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$231,197	5%	$461,109	9.97%
Tier 1 capital (to risk-weighted assets)	216,018	6%	461,109	12.81%
Total capital (to risk-weighted assets)	360,030	10%	506,148	14.06%

Pursuant to the net capital requirements of Rule 15c3-1 of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At June 30, 2010, FSC had net capital of $47.8 million; the minimum net capital requirement was $2.7 million; net capital maintained by FSC at June 30, 2010 was 36% of aggregate debits; and net capital in excess of the minimum requirement at June 30, 2010 was $45.1 million.

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

12. Shareholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At June 30, 2010, approximately $42.9 million of retained earnings was available for dividend declaration without prior approval from the Federal Reserve and the Texas Department of Banking.

PlainsCapital must receive the consent of the U.S. Treasury Department to increase the per share amount of dividends paid on our common stock until December 19, 2011, unless we redeem the preferred stock issued pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program.

13. Broker-Dealer and Clearing Organization Receivables and Payables

Broker/dealer and clearing organization receivables and payables at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Receivables
Securities borrowed	$43,399	$73,139
Securities failed to deliver	13,158	6,110
Clearing organizations	8,357	3,275
Due from dealers	50	190

	$64,964	$82,714

Payables
Securities loaned	$68,488	$86,207
Correspondents	25,648	17,370
Securities failed to receive	12,964	4,433
Clearing organizations	1,146	262

	$108,246	$108,272

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

At June 30, 2010, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $699.7 million, while the unpaid principal balance of those loans was $680.2 million. At December 31, 2009, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $430.8 million, while the unpaid principal balance of those loans was $419.5 million. The fair value excludes interest, which is reported as interest income on loans in the income statement.

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

At June 30, 2010, the Bank held a collateralized mortgage obligation that the Bank was unable to price due to the terms and conditions of the instrument. As a result, the Bank determined that fair value approximated book value using Level 3 inputs. In addition, the Bank holds auction rate bonds purchased as a result of the First Southwest acquisition. The estimated fair value of the auction rate bonds was determined by a third-party valuation specialist using Level 3 inputs, primarily due to the lack of observable market data. Inputs for the valuation were developed using terms of the auction rate bonds, market interest rates, asset appropriate credit transition matrices and recovery rates and assumptions regarding the term to maturity of the auction rate bonds. The following table reconciles the beginning and ending balances of assets measured at fair value using Level 3 inputs (in thousands).

	Collateralized Mortgage Obligations	States and Political Subdivisions	Auction Rate Bonds	Total
Balance, January 1, 2010	$—	$3,839	$44,554	$48,393
Unrealized losses in other comprehensive income, net	—	—	(121)	(121)
Transfers to Level 2	(20,166)	(3,839)	—	(24,005)
Purchases, issuances and settlements, net	35,280	—	(21,720)	13,560

Balance, June 30, 2010	$15,114	$—	$22,713	$37,827

In the table above, settlements include premium amortization and discount accretion.

In the normal course of business, the Bank commits to purchase securities prior to their issuance. Because such “when-issued” securities are purchased prior to their actual issuance, the Bank will not, on occasion, receive pricing data on these securities from its independent pricing service. In those instances, the Bank will classify fair value measurements regarding those securities as Level 3. The Bank will transfer the fair value measurements out of Level 3 at the end of the month in which it begins to receive pricing data from the independent pricing service.

14. Fair Value Measurements (continued)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis, including changes in fair value for those instruments that are reported at fair value under an election under the Fair Value Option (in thousands).

	At June 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans held for sale	$—	$699,686	$—	$699,686
Securities available for sale	—	332,300	37,826	370,126
Trading securities	—	93,326	—	93,326
Derivative assets	—	3,306	—	3,306
Time deposits	—	913	—	913
Trading liabilities	—	6,437	—	6,437
Derivative liabilities	—	(96)	—	(96)

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$7,410	$—	$7,410	$2,343	$—	$2,343
Time deposits	—	(3)	(3)	—	(5)	(5)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$8,239	$—	$8,239	$2,975	$—	$2,975
Time deposits	—	(4)	(4)	—	(63)	(63)

PlainsCapital also determines the fair value of assets and liabilities on a non-recurring basis. For example, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired (Non-accrual) Loans – PlainsCapital reports non-accrual loans at fair value through allocations of the allowance for loan losses. PlainsCapital determines fair value using Level 2 inputs consisting of observable loss experience for similar loans. At June 30, 2010, loans with a carrying amount of $25.1 million had been reduced by allocations of the allowance for loan losses of $5.6 million, resulting in a reported fair value of $19.5 million.

Other Real Estate Owned – PlainsCapital reports other real estate owned at fair value through use of valuation allowances that are charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation allowances are charged against earnings. PlainsCapital determines fair value using Level 2 inputs consisting of independent appraisals. At June 30, 2010, the estimated fair value of other real estate owned was $16.8 million.

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

14. Fair Value Measurements (continued)

The estimated fair values of PlainsCapital’s financial instruments are shown below (in thousands):

	At June 30, 2010		At December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and short-term investments	$109,122	$109,122	$160,367	$160,367
Loans held for sale	701,046	701,046	432,202	432,202
Securities	721,679	724,872	545,737	546,611
Loans, net	2,956,431	2,986,406	3,019,677	3,053,759
Broker-dealer and clearing organization receivables	64,964	64,964	82,714	82,714

Fee award receivable	19,860	19,860	20,504	20,504
Cash surrender value of life insurance policies	21,818	21,818	21,379	21,379
Interest rate swaps and interest rate lock commitments (“IRLCs”)	3,306	3,306	1,851	1,851
Accrued interest receivable	16,852	16,852	15,876	15,876

Financial liabilities
Deposits	3,736,235	3,742,381	3,278,039	3,285,796
Broker-dealer and clearing organization payables	108,246	108,246	108,272	108,272
Other trading liabilities	6,437	6,437	3,019	3,019
Short-term borrowings	368,366	368,366	488,078	488,078
Debt	134,462	134,462	135,562	135,562

Forward purchase commitments	(96)	(96)	(271)	(271)
Accrued interest payable	5,876	5,876	5,661	5,661

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 14, PrimeLending elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides PrimeLending the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. PrimeLending provides IRLCs to its customers and executes forward purchase commitments to sell mortgage loans. The fair values of both IRLCs and purchase commitments are recorded in other assets or other liabilities, as appropriate. Changes in the fair values of these derivative instruments produced net losses of approximately $0.5 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, changes in the fair value of these instruments produced net gains of approximately $1.1 million and $0.8 million, respectively. The net gains or losses were recorded as a component of gain on sale of loans.

15. Derivative Financial Instruments (continued)

Derivative positions at June 30, 2010 and December 31, 2009 are presented in the following table (in thousands):

	At June 30, 2010		At December 31, 2009
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Non-hedging derivative instruments
IRLCs	$633,911	$6,304	$256,285	$(511)
Interest rate swaps	1,969	135	9,469	(1)
Forward purchase commitments	499,893	(3,037)	200,467	2,634

The Bank recorded unrealized gains (losses), net of reclassifications adjustments, on the swaps designated as cash flow hedges in other comprehensive income as shown in the following table (in thousands).

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	(18)	6	(12)	(5)	2	(3)

Other comprehensive income (loss)	$(18)	$6	$(12)	$(5)	$2	$(3)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	(23)	8	(15)	(9)	3	(6)

Other comprehensive income (loss)	$(23)	$8	$(15)	$(9)	$3	$(6)

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

During the third quarter of 2009, PlainsCapital changed its reporting of segment results. Previously, the operations of PlainsCapital and its remaining subsidiaries not discussed in the previous paragraph (collectively, the “Holding Company”) were not allocated to the segments. Beginning in the third quarter, we adopted a new procedure for determining segment results. First, we eliminated intercompany transactions from the segments and certain noninterest expenses from the Bank. Second, we allocated the net expenses of the Holding Company among the three reporting segments based upon each segment’s relative net income. Finally, we reallocated those noninterest expenses removed from the Bank above among the three segments based upon the annual determination of senior managers regarding the allocation of management time and resources. Senior management believes this procedure assists with the allocation of corporate resources and decisions regarding capital investment.

Balance sheet amounts for the Holding Company are included in “All Other and Eliminations.” We have adjusted segment results for prior periods for comparison purposes to reflect the change described above.

16. Segment and Related Information (continued)

The following tables present information about the revenues, profits and assets of PlainsCapital’s reportable segments (in thousands).

Income Statement Data

	Three Months Ended June 30, 2010
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$54,249	$6,783	$2,827	$(7,807)	$56,052
Interest expense	9,208	7,383	988	(7,829)	9,750

Net interest income (expense)	45,041	(600)	1,839	22	46,302
Provision for loan losses	9,510	735	—	—	10,245
Noninterest income	8,736	72,877	25,003	(4,420)	102,196
Noninterest expense	31,226	64,261	25,208	(4,414)	116,281

Net income before taxes	13,041	7,281	1,634	16	21,972
Income tax provision	4,167	2,327	522	—	7,016

Consolidated net income	8,874	4,954	1,112	16	14,956
Less: net income attributable to noncontrolling interest	—	220	85	—	305

Net income attributable to PlainsCapital Corporation	$8,874	$4,734	$1,027	$16	$14,651

	Six Months Ended June 30, 2010
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$105,154	$11,273	$5,219	$(13,286)	$108,360
Interest expense	18,530	12,324	1,860	(13,329)	19,385

Net interest income (expense)	86,624	(1,051)	3,359	43	88,975
Provision for loan losses	32,465	735	—	—	33,200
Noninterest income	19,348	120,325	46,798	(8,843)	177,628
Noninterest expense	57,821	112,628	47,483	(8,832)	209,100

Net income before taxes	15,686	5,911	2,674	32	24,303
Income tax provision	4,909	1,850	837	—	7,596

Consolidated net income	10,777	4,061	1,837	32	16,707
Less: net income attributable to noncontrolling interest	—	220	150	—	370

Net income attributable to PlainsCapital Corporation	$10,777	$3,841	$1,687	$32	$16,337

16. Segment and Related Information (continued)

Income Statement Data

	Three Months Ended June 30, 2009
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$49,622	$3,671	$2,257	$(4,678)	$50,872
Interest expense	9,435	4,332	843	(4,725)	9,885

Net interest income (expense)	40,187	(661)	1,414	47	40,987
Provision for loan losses	10,750	—	—	—	10,750
Noninterest income	4,839	63,397	23,929	(700)	91,465
Noninterest expense	28,395	46,282	22,934	(672)	96,939

Net income before taxes	5,881	16,454	2,409	19	24,763
Income tax provision	2,060	5,762	844	—	8,666

Consolidated net income	3,821	10,692	1,565	19	16,097
Less: net income attributable to noncontrolling interest	—	—	33	—	33

Net income attributable to PlainsCapital Corporation	$3,821	$10,692	$1,532	$19	$16,064

	Six Months Ended June 30, 2009
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$95,678	$6,187	$4,113	$(7,472)	$98,506
Interest expense	20,258	6,776	1,696	(7,568)	21,162

Net interest income (expense)	75,420	(589)	2,417	96	77,344
Provision for loan losses	24,763	—	—	—	24,763
Noninterest income	8,802	111,123	43,006	(900)	162,031
Noninterest expense	50,918	81,767	42,355	(837)	174,203

Net income before taxes	8,541	28,767	3,068	33	40,409
Income tax provision	3,022	10,179	1,085	—	14,286

Consolidated net income	5,519	18,588	1,983	33	26,123
Less: net income attributable to noncontrolling interest	—	—	56	—	56

Net income attributable to PlainsCapital Corporation	$5,519	$18,588	$1,927	$33	$26,067

16. Segment and Related Information (continued)

Balance Sheet Data

	June 30, 2010
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$92,074	$34,563	$3,258	$(36,164)	$93,731
Loans held for sale	1,360	699,686	—	—	701,046
Securities	628,353	—	93,326	—	721,679
Loans, net	2,765,261	2,432	189,883	(1,145)	2,956,431
Broker-dealer and clearing organization receivables	—	—	64,964	—	64,964
Investment in subsidiaries	909,851	—	—	(909,851)	—
Goodwill and other intangible assets, net	7,867	23,706	18,836	—	50,409
Other assets	211,864	22,498	75,513	26,435	336,310

Total assets	$4,616,630	$782,885	$445,780	$(920,725)	$4,924,570

Deposits	$3,738,165	$—	$67,595	$(69,525)	$3,736,235
Broker-dealer and clearing organization payables	—	—	108,246	—	108,246
Short-term borrowings	256,097	—	112,269	—	368,366
Notes payable	53,385	661,306	20,319	(667,560)	67,450
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	41,378	51,265	59,004	(9,030)	142,617
PlainsCapital Corporation shareholders’ equity	527,605	70,031	78,347	(241,927)	434,056
Noncontrolling interest	—	283	—	305	588

Total liabilities and shareholders’ equity	$4,616,630	$782,885	$445,780	$(920,725)	$4,924,570

	December 31, 2009
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$139,579	$42,593	$11,017	$(44,866)	$148,323
Loans held for sale	1,442	430,760	—	—	432,202
Securities	521,554	—	24,183	—	545,737
Loans, net	2,866,803	—	154,123	(1,249)	3,019,677
Broker-dealer and clearing organization receivables	—	—	82,714	—	82,714
Investment in subsidiaries	655,830	—	—	(655,830)	—
Goodwill and other intangible assets, net	7,871	23,706	19,919	—	51,496
Other assets	198,927	14,626	45,254	31,813	290,620

Total assets	$4,392,006	$511,685	$337,210	$(670,132)	$4,570,769

Deposits	$3,274,900	$—	$64,911	$(61,772)	$3,278,039
Broker-dealer and clearing organization payables	—	—	108,272	—	108,272
Short-term borrowings	488,078	—	—	—	488,078
Notes payable	68,511	407,430	22,329	(429,720)	68,550
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	42,297	38,529	66,276	(10,443)	136,659
PlainsCapital Corporation shareholders’ equity	518,220	65,677	75,422	(236,819)	422,500
Noncontrolling interest	—	49	—	1,610	1,659

Total liabilities and shareholders’ equity	$4,392,006	$511,685	$337,210	$(670,132)	$4,570,769

17. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income applicable to PlainsCapital Corporation common shareholders	$13,261	$14,685	$13,559	$23,129
Less: income applicable to participating securities	880	1,010	839	1,528

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$12,381	$13,675	$12,720	$21,601

Weighted-average shares outstanding	31,478,268	31,260,339	31,468,244	31,249,107
Less: participating securities included in weighted-average shares outstanding	2,231,602	2,225,430	2,231,602	2,225,430

Weighted-average shares outstanding for basic earnings per common share	29,246,666	29,034,909	29,236,642	29,023,677

Basic earnings per common share	$0.42	$0.47	$0.43	$0.74

Income applicable to PlainsCapital Corporation common shareholders	$13,261	$14,685	$13,559	$23,129

Weighted-average shares outstanding	31,478,268	31,260,339	31,468,244	31,249,107
Dilutive effect of contingently issuable shares due to First Southwest acquisition	1,720,740	1,527,687	1,720,740	1,527,687
Dilutive effect of stock options and non-vested stock awards	267,219	318,336	282,971	308,091

Weighted-average shares outstanding for diluted earnings per common share	33,466,227	33,106,362	33,471,955	33,084,885

Diluted earnings per common share	$0.40	$0.44	$0.41	$0.70

PlainsCapital uses the two-class method prescribed by the Earnings per Share Topic of the ASC to compute earnings per common share. Participating securities include non-vested restricted stock and shares of PlainsCapital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition.

The weighted-average shares outstanding used to compute diluted earnings per common share do not include outstanding options of 57,000 for the three and six months ended June 30, 2010 and 60,163 for the three and six months ended June 30, 2009. The exercise price of the excluded options exceeded the estimated average market price of PlainsCapital stock in the periods shown. Accordingly, the assumed exercise of the excluded options would have been antidilutive.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB amended the Receivables Topic of the ASC to require entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. These amendments to the Receivables Topic will be effective for PlainsCapital as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will become effective January 1, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless the context otherwise indicates, the references to “we,” “us,” “our,” “our company” or “PlainsCapital” refer to PlainsCapital Corporation, a Texas corporation, and its consolidated subsidiaries as a whole, references to the “Bank” refer to PlainsCapital Bank, a Texas banking association (a wholly owned subsidiary of PlainsCapital Corporation), references to “First Southwest” refer to First Southwest Holdings, LLC, a Delaware limited liability company (a wholly owned subsidiary of the Bank), and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company, a Delaware corporation, (a wholly owned subsidiary of First Southwest Holdings, LLC) and references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company, a Texas corporation (a wholly owned subsidiary of the Bank), and its subsidiaries as a whole. In addition, unless the context otherwise requires, references to “shareholders” are to the holders of our voting securities, which consist of our Common Stock, par value $0.001 per share, and our Original Common Stock, par value $0.001 per share, and references to our “common stock” are to our Common Stock and our Original Common Stock, collectively.

The following discussion and analysis should be read in conjunction with (i) the attached unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2010, and with our consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2010 (the “Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We make forward-looking statements regarding topics including our projected sources of funds, anticipated changes in our revenues or earnings, expectations regarding financial or other market conditions, the effects of government regulation applicable to our operations, the adequacy of our allowance for loan losses and provision for loan losses, and the collectibility of margin loans.

Forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Most of these factors are outside our control and difficult to predict. Factors that may cause such differences include, but are not limited to:

(1) changes in general economic, market and business conditions in areas or markets where we compete, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

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

Overview

We are a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. As of June 30, 2010, on a consolidated basis, we had total assets of approximately $4.9 billion, total deposits of approximately $3.7 billion, total loans, including loans held for sale, of approximately $3.7 billion and shareholders’ equity of approximately $434.1 million. The Bank, one of our wholly owned subsidiaries, provides a broad array of products and services, including commercial banking, personal banking, wealth management and treasury management, from offices located throughout central, north and west Texas. In addition to the Bank, we have various subsidiaries with specialized areas of expertise that also offer an array of financial products and services such as mortgage origination and financial advisory services.

We have experienced significant balance sheet growth since our inception. During the first half of 2010, our assets increased by 7.74% driven by growth in loans held for sale and our investment portfolio. The increase in loans held for sale during the first half of 2010 was primarily the result of a sharp increase in loan originations from our mortgage origination business. We temporarily hold these mortgage loans for sale on our balance sheet. During the first half of 2010, our deposits increased by 13.98%; loans, net of unearned income, decreased by 1.92%.

We generate revenue from net interest income and from noninterest income. Net interest income is the difference between interest income we earn on loans and securities and interest expense we incur on deposits and borrowings. Net interest income is a significant contributor to revenues and net income. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. During the first half of 2010, we generated $89.0 million in net interest income, a 15.04% increase over the six-month period ended June 30, 2009. The increase in net interest income was primarily due to the growth in the principal amount of loans and securities that we own, as well as increased yields on our securities portfolio primarily due to historically high yields on tax-exempt securities. Net interest margin is a measure of net interest income as a percentage of average interest-earning assets, which is comprised primarily of loans and securities we own. Our taxable equivalent net interest margin was 4.11% for the six months ended June 30, 2010 versus 4.10% for the six months ended June 30, 2009. The increase in net interest margin was primarily due to changes in the composition of, and yield on, our earning assets.

The contribution of noninterest income to revenue has increased significantly since we expanded our product and service offerings starting with our 1998 acquisition of a Lubbock-based mortgage company. Our noninterest income is primarily comprised of three components:

(i)	Income from mortgage loan origination and net gains from sale of loans. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the first half of 2010, we generated $120.4 million in income from loan origination and net gains from sale of loans, a 7.78% increase compared to the six-month period ended June 30, 2009. This increase in income was primarily due to a higher volume of mortgage originations for home purchases during the six months ended June 30, 2010 compared to the corresponding period of 2009.

(ii)	Investment advisory fees and commissions and securities brokerage fees and commissions. Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We earned $45.5 million and $42.7 million in investment advisory fees and commissions and securities brokerage fees and commissions during the six months ended June 30, 2010 and June 30, 2009, respectively.

(iii)	Service charges on depositor accounts. We generate fees associated with offering depository services to our banking customers. We earned $4.4 million and $4.4 million in service charges on depositor accounts during the six months ended June 30, 2010 and June 30, 2009, respectively.

In the aggregate, we generated $177.6 million and $162.0 million in noninterest income during the six months ended June 30, 2010 and 2009, respectively. The increase in noninterest income was primarily due to an increase in realized gains on the sale of loans and an increase in fees and commissions earned from investment advisory and securities brokerage activities. The contribution of noninterest income to net revenues (net interest income plus noninterest income) was approximately 66.63% during the six months ended June 30, 2010 versus 67.69% during the six months ended June 30, 2009.

Offsetting our revenues are noninterest expenses we incur through the operations of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Segment and Related Information

We have three reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank and PlainsCapital Leasing, LLC. The operations of PrimeLending comprise the mortgage origination segment. The financial advisory segment is comprised of Hester Capital and First Southwest. The principal subsidiaries of First Southwest are FSC, a broker-dealer registered with the SEC and FINRA, and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940.

Our reportable segments also serve as reporting units for the purpose of testing our goodwill for impairment. None of our reporting units is currently at risk of failing the Step 1 impairment test prescribed in the Goodwill Subtopic of the FASB Accounting Standards Codification.

During 2009, PlainsCapital changed its reporting of segment results. We describe this change in Note 16 to our consolidated financial statements. Segment net revenue percentages reflect net revenue from external customers.

How We Generate Revenue and Net Income

We derive our revenue and net income primarily from the banking segment and the mortgage origination segment, while the remainder of our revenue and net income is generated from the financial advisory segment. The banking segment provides primarily business banking and personal banking products and services. Approximately 38.48% and 35.07% of our net revenue and 64.63% and 21.15% of our net income were derived from the banking segment for the six months ended June 30, 2010 and 2009, respectively. The banking segment generates revenue from earning assets, and its results of operations are primarily dependent on net interest income. Net interest income represents the difference between the income earned on the banking segment’s assets, including its loans and investment securities, and the banking segment’s cost of funds, including the interest paid by the banking segment on its deposits and borrowings that are used to support the banking segment’s assets. The banking segment also derives revenue from other sources, primarily service charges on customer deposit accounts and trust fees.

The mortgage origination segment generated approximately 43.31% and 46.02% of our net revenue, and 24.35% and 71.25% of our net income, for the six months ended June 30, 2010 and 2009, respectively. The mortgage origination segment offers a variety of loan products from offices in 32 states, and generates revenue primarily from fees charged on the origination of loans and from selling these loans in the secondary market.

We generate the remainder of our net revenue primarily from our financial advisory services. The financial advisory segment generated approximately 18.21% and 18.91% of our net revenue, and 11.02% and 7.60% of our net income, for the six months ended June 30, 2010 and 2009, respectively. The majority of revenues in the financial advisory segment are generated from fees and commissions earned from investment advisory and securities brokerage services at First Southwest.

The fluctuations in the share of net revenue provided by our banking and mortgage origination segments for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 generally reflect revenue growth in both the banking and mortgage origination segments, although net revenue grew faster in the banking segment than the mortgage origination segment in the first half of 2010 compared with the corresponding period in 2009.

The fluctuations in the share of net income provided by our banking and mortgage origination segments for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 are primarily attributable to historically high levels of net income in the mortgage origination segment during 2009. Net income from the mortgage origination segment has moderated during 2010 and, as a result, the relative contribution of the mortgage origination segment to our net income has declined in the first half of 2010 compared with the first half of 2009.

Operating Results

Consolidated net income for the second quarter of 2010 was $14.7 million, or $0.40 per diluted share, compared with $16.1 million, or $0.44 per diluted share, for the second quarter of 2009. We had net income of $16.3 million, or $0.41 per diluted share, for the six months ended June 30, 2010, compared with $26.1 million, or $0.70 per diluted share, for the six months ended June 30, 2009.

We consider the ratios shown in the table below to be key indicators of our performance.

	Six Months Ended June 30, 2010	Year Ended December 31, 2009	Six Months Ended June 30, 2009
Return on average shareholders’ equity	7.74%	7.50%	12.91%

Return on average assets	0.69%	0.71%	1.25%

Net interest margin (taxable equivalent)	4.11%	4.00%	4.10%

Leverage ratio	9.41%	9.45%	10.43%

Efficiency ratio	78.43%	77.14%	72.77%

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

The changes in our earnings during the periods described above are primarily attributable to the factors listed below (in thousands).

	Earnings Increase (Decrease)	Earnings Increase (Decrease)
	Three Months Ended June 30, 2010 v. 2009	Six Months Ended June 30, 2010 v. 2009
Net interest income	$5,315	$11,631
Provision for loan loss	505	(8,437)
Income from loan origination and net gains from sale of loans	9,712	8,695
Investment advisory and brokerage fees and commissions	411	2,854
Noninterest expense	(19,342)	(34,897)
All other (including tax effects)	1,986	10,424

	$(1,413)	$(9,730)

Net Interest Income

The following table summarizes the components of net interest income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2010	2009	2010 v. 2009	2010	2009	2010 v. 2009
Interest income
Loans, including fees	$47,170	$45,205	$1,965	$91,794	$87,541	$4,253
Securities	4,783	2,283	2,500	8,587	4,691	3,896
Securities - tax exempt	2,662	1,720	942	5,113	3,433	1,680
Federal funds sold	11	26	(15)	20	33	(13)
Interest-bearing deposits with banks	140	13	127	383	25	358
Other securities	1,286	1,625	(339)	2,463	2,783	(320)

Total interest income	56,052	50,872	5,180	108,360	98,506	9,854

Interest expense
Deposits	7,324	7,219	105	14,468	16,003	(1,535)
Notes payable and other borrowings	2,426	2,666	(240)	4,917	5,159	(242)

Total interest expense	9,750	9,885	(135)	19,385	21,162	(1,777)

Net interest income	$46,302	$40,987	$5,315	$88,975	$77,344	$11,631

Net interest income increased $5.3 million for the second quarter of 2010 and $11.6 million for the six months ended June 30, 2010 compared with the corresponding periods in 2009. The increase in net interest income for both periods was primarily due to growth in the loan and investment securities portfolios and higher yields on the investment securities portfolio in the banking segment compared to the corresponding periods of 2009.

Noninterest Income

Noninterest income was $102.2 million for the second quarter of 2010 compared with $91.5 million in the second quarter of 2009, an increase of $10.7 million. Noninterest income was $177.6 million for the six months ended June 30, 2010 compared with $162.0 million in the corresponding period in 2009, an increase of $15.6 million. The increase for both periods was primarily due to increased income from loan originations and net gains on the sale of loans in the mortgage origination segment. Higher mortgage loan origination volume resulted from organic growth that captured a greater share of the national market for mortgage originations. Also contributing to the increase in noninterest income for both periods was increased income derived from investment advisory fees and commissions and securities brokerage fees and commissions in the financial advisory segment, as well as increases in intercompany financing fees in the banking segment.

Noninterest Expense

The following table summarizes noninterest expense for the periods indicated below (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2010	2009	2010 v. 2009	2010	2009	2010 v. 2009
Noninterest expense
Employees’ compensation and benefits	$73,545	$61,771	$11,774	$130,340	$110,279	$20,061
Occupancy and equipment, net	14,349	11,871	2,478	28,186	23,243	4,943
Professional services	7,257	4,879	2,378	13,048	8,919	4,129
Deposit insurance premium	1,475	3,487	(2,012)	2,750	4,048	(1,298)
Repossession and foreclosure	2,602	1,079	1,523	4,054	2,113	1,941
Other	17,053	13,852	3,201	30,722	25,601	5,121

Total noninterest expense	$116,281	$96,939	$19,342	$209,100	$174,203	$34,897

Noninterest expense increased $19.3 million for the second quarter of 2010 and $34.9 million for the six months ended June 30, 2010 compared with the corresponding periods in 2009. The largest components of these increases were employees’ compensation and benefits, occupancy and equipment expenses, net of rental income, professional services and other expenses.

Employees’ compensation and benefits increased $11.8 million for the second quarter of 2010 and $20.1 million for the six months ended June 30, 2010 compared with the corresponding periods in 2009. The increase was primarily attributable to the mortgage origination segment resulting from increased staffing levels for the additional mortgage banking offices opened during 2009 and 2010, as well as higher commission costs due to higher revenues subject to commissions.

Occupancy and equipment expenses, net of rental income, increased $2.5 million for the second quarter of 2010 and $4.9 million for the six months ended June 30, 2010 compared with the corresponding periods in 2009. The increase was primarily attributable to the mortgage origination segment resulting from costs incurred on the additional mortgage banking offices added during 2009 and 2010.

Professional services increased $2.4 million for the second quarter of 2010 and $4.1 million for the six months ended June 30, 2010 compared to the corresponding periods in 2009. Among the factors contributing to the increase in professional services were higher volume-related professional services fees, legal fees and appraisal and inspection fees attributable to the mortgage origination segment and higher legal fees attributable to collection and foreclosure activity in the banking segment.

Repossession and foreclosure expenses increased $1.5 million for the second quarter of 2010 and $1.9 million for the six months ended June 30, 2010 compared to the corresponding periods in 2009. The increase for both periods was due to costs incurred to complete construction on foreclosed real estate that exceeded the appraised value of the completed property.

Other expenses increased $3.2 million for the second quarter of 2010 and $5.1 million for the six months ended June 30, 2010 compared with the corresponding periods in 2009. The increase was primarily attributable to the mortgage origination segment resulting from increases in loan origination-related expenses and to amortization of intangible assets in the financial advisory segment.

Lines of Business

Banking Segment

The following table summarizes the results for the banking segment for the indicated periods (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2010	2009	2010 v. 2009	2010	2009	2010 v. 2009
Net interest income	$45,041	$40,187	$4,854	$86,624	$75,420	$11,204
Provision for loan losses	9,510	10,750	(1,240)	32,465	24,763	7,702
Noninterest income	8,736	4,839	3,897	19,348	8,802	10,546
Noninterest expense	31,226	28,395	2,831	57,821	50,918	6,903

Net income before taxes	13,041	5,881	7,160	15,686	8,541	7,145
Income tax provision	4,167	2,060	2,107	4,909	3,022	1,887

Net income	$8,874	$3,821	$5,053	$10,777	$5,519	$5,258

Net income was $8.9 million for the second quarter of 2010 and $10.8 million for the six months ended June 30, 2010, which increased $5.1 million and $5.3 million, respectively, compared to the corresponding periods in 2009. The increase for the second quarter of 2010 compared to the corresponding period in 2009 was primarily due to increases in net revenue, partially offset by an increase in noninterest expense. The increase for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to increases in net revenue, partially offset by increases in the provision for loan losses and noninterest expense.

Net interest income increased $4.9 million for the second quarter of 2010 and $11.2 million for the six months ended June 30, 2010. The increase for both periods was due primarily to increased interest income on the loan and investment securities portfolios, resulting from higher yields compared to the corresponding periods in 2009. Noninterest income increased $3.9 million for the second quarter of 2010 and $10.5 million for the six months ended June 30, 2010. The increase for both periods was due primarily to the increase in intercompany financing fees.

Provision for loan losses decreased $1.2 million for the second quarter of 2010, but increased $7.7 million for the six months ended June 30, 2010 compared to the corresponding periods in 2009. The increase in the provision for loan losses for the six months ended June 30, 2010 was primarily a result of an increase in non-performing loans due to continued challenging economic conditions.

Noninterest expense increased by $2.8 million for the second quarter of 2010 and $6.9 million for the six months ended June 30, 2010 compared to the corresponding periods in 2009. The increases were primarily due to increases in employees’ compensation and benefits, repossession and foreclosure, and professional services expenses.

The following table summarizes the changes in the banking segment’s taxable equivalent net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Three Months Ended June 30, 2010 v. 2009			Six Months Ended June 30, 2010 v. 2009
	Change Due To(1)			Change Due To(1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans	$1,513	$138	$1,651	$4,461	$(220)	$4,241
Investment securities(2)	1,799	1,546	3,345	3,359	2,160	5,519
Federal funds sold	(9)	(6)	(15)	(7)	(6)	(13)
Interest-bearing deposits in other financial institutions	51	76	127	194	172	366
Other securities	(45)	(49)	(94)	21	(10)	11

Total interest income(2)	3,309	1,705	5,014	8,028	2,096	10,124

Interest expense
Deposits	1,940	(1,838)	102	3,647	(5,118)	(1,471)
Notes payable and other borrowings	(607)	154	(453)	(227)	(246)	(473)

Total interest expense	1,333	(1,684)	(351)	3,420	(5,364)	(1,944)

Net interest income(2)	$1,976	$3,389	$5,365	$4,608	$7,460	$12,068

(1)	Changes attributable to both volume and yield/rate are included in yield/rate.
(2)	Taxable equivalent.

Taxable equivalent net interest income increased $5.4 million for the second quarter of 2010 compared with the corresponding period in 2009. Changes in yields earned and rates paid increased taxable equivalent net interest income by $3.4 million. Yields on the loan portfolio increased due to higher rate floors on renewed variable-rate loans. Yields on the investment securities portfolio increased due to historically higher yields on tax-exempt securities issued by political subdivisions of the State of Texas. The $1.7 million decrease in the rates paid on interest-bearing liabilities was primarily due to the decrease in market interest rates compared with the prevailing market rates in the second quarter of 2009. Increases in the volume of interest-earning assets, primarily in the loan and investment securities portfolios, increased taxable equivalent net interest income by $3.3 million, while increases in the volume of interest-bearing liabilities reduced taxable equivalent net interest income by $1.3 million.

Taxable equivalent net interest income increased $12.1 million for the six months ended June 30, 2010 compared with the corresponding period in 2009. Changes in yields earned and rates paid increased taxable equivalent net interest income by $7.5 million. Changes in the yields earned, primarily in the investment securities portfolio, increased net interest income by $2.1 million. The increase in yields on the investment securities portfolio resulted from historically higher yields on tax-exempt securities issued by political subdivisions of the State of Texas. The $5.4 million decrease in the rates paid on interest-bearing liabilities was primarily due to the decrease in market interest rates compared with the prevailing market rates in the first half of 2009. Increases in the volume of interest-earning assets, primarily in the loan and investment securities portfolios, increased taxable equivalent net interest income by $8.0 million, while increases in the volume of interest-bearing liabilities reduced taxable equivalent net interest income by $3.4 million.

The tables below provide additional details regarding the banking segment’s net interest income (dollar amounts in thousands).

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(1)	$3,368,476	$47,123	5.61%	$3,260,306	$45,472	5.59%
Investment securities - taxable	415,894	4,363	4.20%	221,163	2,218	4.01%
Investment securities - non-taxable(2)	212,289	3,686	6.95%	226,313	2,486	4.39%
Federal funds sold	12,598	11	0.35%	18,737	26	0.56%
Interest-bearing deposits in other financial institutions	95,645	134	0.56%	11,571	7	0.24%
Other securities	26,962	154	2.28%	32,905	248	3.01%

Interest-earning assets, gross	4,131,864	55,471	5.38%	3,770,995	50,457	5.37%
Allowance for loan losses	(51,078)			(29,777)

Interest-earning assets, net	4,080,786			3,741,218
Noninterest-earning assets	453,174			458,102

Total assets	$4,533,960			$4,199,320

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,266,655	7,346	0.90%	$2,578,163	7,244	1.13%
Notes payable and other borrowings	522,339	1,244	0.96%	811,670	1,697	0.84%

Total interest-bearing liabilities	3,788,994	8,590	0.91%	3,389,833	8,941	1.06%
Noninterest-bearing liabilities
Noninterest-bearing deposits	192,365			198,641
Other liabilities	28,532			95,225

Total liabilities	4,009,891			3,683,699
Shareholders’ equity	524,069			515,621

Total liabilities and shareholders’ equity	$4,533,960			$4,199,320

Net interest income(2)		$46,881			$41,516

Net interest spread(2)			4.48%			4.31%

Net interest margin(2)			4.55%			4.42%

(1)	Average loans include non-accrual loans and warehouse lines of credit to subsidiaries.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $1.2 million and $0.8 million for the second quarter of 2010 and 2009, respectively.

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(1)	$3,296,882	$91,674	5.61%	$3,138,071	$87,433	5.62%
Investment securities - taxable	370,921	8,052	4.34%	224,793	4,621	4.11%
Investment securities - non-taxable(2)	214,733	7,018	6.54%	200,326	4,930	4.92%
Federal funds sold	12,510	20	0.32%	15,682	33	0.42%
Interest-bearing deposits in other financial institutions	174,095	378	0.44%	10,209	12	0.24%
Other securities	26,413	318	2.41%	24,701	307	2.49%

Interest-earning assets, gross	4,095,554	107,460	5.29%	3,613,782	97,336	5.43%
Allowance for loan losses	(51,427)			(29,647)

Interest-earning assets, net	4,044,127			3,584,135
Noninterest-earning assets	460,887			512,446

Total assets	$4,505,014			$4,096,581

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,189,308	14,522	0.92%	$2,601,041	15,993	1.24%
Notes payable and other borrowings	583,516	2,728	0.94%	627,642	3,201	1.03%

Total interest-bearing liabilities	3,772,824	17,250	0.92%	3,228,683	19,194	1.20%
Noninterest-bearing liabilities
Noninterest-bearing deposits	178,503			197,119
Other liabilities	29,940			159,304

Total liabilities	3,981,267			3,585,106
Shareholders’ equity	523,747			511,475

Total liabilities and shareholders’ equity	$4,505,014			$4,096,581

Net interest income(2)		$90,210			$78,142

Net interest spread(2)			4.37%			4.23%

Net interest margin(2)			4.44%			4.36%

(1)	Average loans include non-accrual loans and warehouse lines of credit to subsidiaries.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $2.3 million and $1.7 million for the six months ended June 30, 2010 and 2009, respectively.

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

Mortgage Origination Segment

The following table summarizes the results for the mortgage origination segment for the indicated periods (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2010	2009	2010 v. 2009	2010	2009	2010 v. 2009
Net interest expense	$(600)	$(661)	$61	$(1,051)	$(589)	$(462)
Provision for loan losses	735	—	735	735	—	735
Noninterest income	72,877	63,397	9,480	120,325	111,123	9,202
Noninterest expense	64,261	46,282	17,979	112,628	81,767	30,861

Net income before taxes	7,281	16,454	(9,173)	5,911	28,767	(22,856)
Income tax provision	2,327	5,762	(3,435)	1,850	10,179	(8,329)

Net income	$4,954	$10,692	$(5,738)	$4,061	$18,588	$(14,527)

Net income was $5.0 million for the second quarter of 2010 and $4.1 for the six months ended June 30, 2010, a decrease of $5.7 million and $14.5 million, respectively, compared to the corresponding periods in 2009. The decrease for both periods was due primarily to an increase in noninterest expense, partially offset by an increase in noninterest income. Employees’ compensation and benefits and other expenses accounted for the majority of the increase in noninterest expense.

Employees’ compensation and benefits increased $10.2 million for the second quarter of 2010 and $15.4 million for the six months ended June 30, 2010 compared to the corresponding periods in 2009. The increase was attributable to increased staffing levels to support the additional mortgage banking offices opened during 2009 and 2010, as well as higher commission costs due to higher revenues subject to commissions. Other expenses increased $6.3 million for the second quarter of 2010 and $12.0 million for the six months ended June 30, 2010 compared to the corresponding periods in 2009, which was primarily attributable to increases in intercompany financing costs and legal fees due to regulatory compliance activities and litigation.

Mortgage loan origination volume was $1.831 billion for the second quarter of 2010 compared to $1.680 billion for the second quarter of 2009, an increase of 8.99%. Mortgage loan origination volume was $3.004 billion for the six months ended June 30, 2010 compared to $2.985 billion for the six months ended June 30, 2009, an increase of 0.64%. For the second quarter of 2010, refinancings and home purchases accounted by dollar volume for 22.7% and 77.3%, respectively, of the total mortgage loan origination volume. For the six months ended June 30, 2010, refinancings and home purchases accounted by dollar volume for 27.2% and 72.8%, respectively, of total mortgage loan origination volume.

Financial Advisory Segment

The following table summarizes the results for the financial advisory segment for the indicated periods (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2010	2009	2010 v. 2009	2010	2009	2010 v. 2009
Net interest income	$1,839	$1,414	$425	$3,359	$2,417	$942
Noninterest income	25,003	23,929	1,074	46,798	43,006	3,792
Noninterest expense	25,208	22,934	2,274	47,483	42,355	5,128

Net income before taxes	1,634	2,409	(775)	2,674	3,068	(394)
Income tax provision	522	844	(322)	837	1,085	(248)

Net income	$1,112	$1,565	$(453)	$1,837	$1,983	$(146)

Net income was $1.1 million for the second quarter of 2010 and $1.8 million for the six months ended June 30, 2010, which decreased $0.5 million and $0.1 million, respectively, compared to the corresponding periods in 2009. The decreases were due primarily to increases in noninterest expense, partially offset by increases in net interest income and noninterest income.

Noninterest expense increased $2.3 million for the second quarter of 2010 and $5.1 million for the six months ended June 30, 2010 compared to the corresponding periods in 2009. Other expenses accounted for the majority of the increase in noninterest expense during the second quarter of 2010. Other expenses increased $0.8 million for the second quarter of 2010 compared to the corresponding period in 2009, which was due primarily to the amortization of intangible assets that began in the second half of 2009. Employees’ compensation and benefits and other expenses accounted for the majority of the increase in noninterest expense during the six-month period ending June 30, 2010. Employees’ compensation and benefits increased $1.3 million for the six months ended June 30, 2010 compared to the corresponding period in 2009. The increase was attributable to higher commission expenses related to increased sales of securities and a slight increase in staffing levels during the first quarter of 2010. Other expenses increased $1.6 million for the six months ended June 30, 2010 compared to the corresponding period in 2009, which was due primarily to the amortization of intangible assets that began in the second half of 2009.

Net interest income increased $0.4 million for the second quarter of 2010 and $0.9 million for the six months ended June 30, 2010, respectively, compared to the corresponding periods in 2009. The increase resulted from higher customer margin loan balances and from an increased level of trading securities used to support sales and underwriting activities.

The majority of noninterest income is generated from fees and commissions earned from investment advisory and securities brokerage activities, which increased $0.4 million for the second quarter of 2010 and $2.9 million for the six months ended June 30, 2010, respectively, compared to the corresponding periods in 2009.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2010 and as compared to December 31, 2009.

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

The securities portfolio consists of three major components: securities held to maturity, securities available for sale and trading securities. Securities are classified as held to maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value. Trading securities are held by First Southwest. A broker-dealer is required to carry these securities at fair value. These trading securities are used to support sales, underwriting and other customer activities. The table below summarizes our securities portfolio (in thousands).

	June 30, 2010	December 31, 2009
Securities available for sale, at fair value
U. S. Treasury securities	$—	$—
U. S. government agencies
Bonds	—	—
Mortgage-backed securities	11,621	28,014
Collateralized mortgage obligations	323,432	145,361
States and political subdivisions	12,359	9,612
Auction rate bonds	22,714	44,554

	370,126	227,541

Securities held to maturity, at amortized cost
U. S. government agencies
Mortgage-backed securities	14,395	16,963
Collateralized mortgage obligations	46,539	50,533
States and political subdivisions	123,399	120,818
Auction rate bonds	73,894	105,699

	258,227	294,013

Trading securities, at fair value	93,326	24,183

Total securities portfolio	$721,679	$545,737

We had a net unrealized loss of $1.1 million related to the available for sale investment portfolio at both June 30, 2010 and December 31, 2009.

The market value of securities held to maturity at June 30, 2010 was $3.2 million above book value. At December 31, 2009, the market value of held to maturity securities was $0.9 million above book value.

We hold securities issued by Access to Loans for Learning Student Loan Corporation that exceed 10% of our shareholders’ equity. The aggregate book value and aggregate market value of these securities at June 30, 2010, was $96.8 million and $95.9 million, respectively.

Loan Portfolio

Loans held for investment in our banking and financial advisory segments are detailed in the table below (in thousands) and classified by type.

	June 30, 2010	December 31, 2009
Commercial and industrial	$1,225,621	$1,264,735
Lease financing	62,316	78,088
Construction and land development	380,611	402,876
Real estate	1,115,364	1,125,134
Securities (including margin loans)	188,416	152,145
Consumer	40,478	48,791

Loans, gross	3,012,806	3,071,769
Allowance for loan losses	(56,375)	(52,092)

Loans, net	$2,956,431	$3,019,677

Banking Segment

The banking segment’s loan portfolio constitutes the major earning asset of the banking segment and typically offers the banking segment its best alternative for obtaining the maximum interest spread above the cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s total loans, net of the allowance for loan losses, were $2.8 billion and $2.9 billion as of June 30, 2010 and December 31, 2009, respectively. The $101.5 million decrease in net loans at June 30, 2010 compared with December 31, 2009, was primarily attributable to declines in commercial and industrial loans and real estate loans that reflect efforts to control the growth of the loan portfolio in response to current economic conditions.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At June 30, 2010, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans in its real estate loan portfolio. The areas of concentration within our real estate portfolio were construction and land development loans and non-construction commercial real estate loans. At June 30, 2010, construction and land development loans were 13% of total loans, while non-construction commercial real estate loans were 27% of total loans. The banking segment’s loan concentrations were within regulatory guidelines as of June 30, 2010.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale, which does not include pipeline loans, were $699.7 million and $430.8 million as of June 30, 2010 and December 31, 2009, respectively. The $268.9 million increase in net loans at June 30, 2010 compared with December 31, 2009 was primarily attributable to internally generated growth that resulted in the opening of additional offices and market conditions that led to increased home purchases. Most of the growth during the second quarter of 2010 occurred in June 2010. PrimeLending was able to service the increased demand for home purchases due to the availability of warehouse financing through our banking segment.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are shown in the following table (in thousands).

	June 30, 2010	December 31, 2009
Loans held for sale
Unpaid principal balance	$680,160	$419,473
Fair value adjustment	19,526	11,287

	$699,686	$430,760

Pipeline loans
Unpaid principal balance	$633,911	$256,285
Fair value adjustment	6,304	(512)

	$640,215	$255,773

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. The financial advisory segment’s total loans, net of the allowance for loan losses, were $189.9 million as of June 30, 2010 and $154.1 million as of December 31, 2009. The $35.8 million increase from December 31, 2009 to June 30, 2010 is primarily attributable to increased borrowings in margin accounts held by First Southwest customers and correspondents.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Our management has responsibility for determining the level of the allowance for loan losses, subject to review by the Audit Committee of our board of directors and the Directors’ Loan Review Committee of the Bank’s board of directors.

It is our management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses. Estimated credit losses are the probable current amount of loans that we will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan, or portion thereof, is uncollectible, the loan, or portion thereof, is charged off against the allowance for loan losses.

We have developed a methodology that seeks to determine an allowance within the scope of Receivables and Contingencies Topics of the ASC. Loans within the scope of the Receivables Topic are individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future cash flows discounted on those loans, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. If loans are determined to be impaired, specific reserves would be provided in our estimate of the allowance. Loans within the scope of the Contingencies Topic include all other loans. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segments adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers those qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; changes in the quality of the institution’s loan review system; changes in the value of underlying collateral for collateral-dependent loans; and the existence and effect of any concentrations of credit, and changes in the level of such concentrations.

We design our loan review program to timely identify and monitor problem loans by maintaining a credit grading process, ensuring that timely and appropriate changes are made to the loans with assigned risk grades and coordinating the timely delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments are delayed, typically 90 days or more (unless in the process of collection), (ii) a loan becomes classified, (iii) a loan is being reviewed in the normal course of the loan review scope, or (iv) identified by the servicing officer as a problem. On an annual basis, our loan review department targets 60% coverage of the dollar amount of our loan portfolio, regardless of risk. We review all loan relationships that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve our desired coverage ratio.

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Homogenous loans, such as consumer installment, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. As of June 30, 2010, we had no material delinquencies in these types of loans.

While we believe we have sufficient allowance for our existing portfolio as of June 30, 2010, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $3.8 million for the second quarter of 2010 compared to $8.1 million for the second quarter of 2009. For the six months ended June 30, 2010 and 2009, net charge-offs were $28.9 million and $33.7 million, respectively. Our allowance for loan losses totaled $56.4 million at June 30, 2010 and $52.1 million at December 31, 2009. The ratio of the allowance for loan losses to total loans held for investment at June 30, 2010 and December 31, 2009 was 1.87% and 1.70%, respectively.

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

The provision for loan losses, primarily in the banking segment, was $33.2 million for the six months ended June 30, 2010; an increase of $8.4 million compared to the six months ended June 30, 2009. The increase was primarily a result of a significant increase in non-performing loans due to the broad downturn in the U.S. economy. These challenging economic conditions have resulted, at times, in sudden deterioration in the creditworthiness of some seasoned borrowers, and we have significantly increased the loan loss provision, as well as the allowance for loan losses, to address these circumstances.

The following table presents the activity in our allowance for loan losses for the dates indicated (dollar amounts in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$49,971	$29,123	$52,092	$40,672
Provisions charged to operating expenses	10,245	10,750	33,200	24,763
Recoveries of loans previously charged off
Commercial and industrial	(49)	291	115	491
Real estate	—	—	2	—
Construction and land development	9	3	15	3
Lease financing	—	10	—	10
Consumer	254	24	353	35

Total recoveries	214	328	485	539

Loans charged off
Commercial and industrial	2,707	5,013	19,871	27,930
Real estate	—	1,218	7,698	2,046
Construction and land development	370	1,552	566	1,929
Lease financing	325	579	452	1,126
Consumer	653	61	815	1,165

Total charge-offs	4,055	8,423	29,402	34,196

Net charge-offs	(3,841)	(8,095)	(28,917)	(33,657)

Balance at end of period	$56,375	$31,778	$56,375	$31,778

Net charge-offs to average loans outstanding	0.51%	1.07%	1.93%	2.26%

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

	June 30, 2010		December 31, 2009
	Reserve	% of Gross Loans	Reserve	% of Gross Loans
Commercial and industrial	$30,875	40.68%	$28,580	41.17%
Real estate (including construction and land development)	20,704	49.65%	12,357	49.74%
Lease financing	133	2.07%	1,114	2.54%
Securities (including margin loans)	1,280	6.25%	1,280	4.95%
Consumer	504	1.34%	469	1.60%
Unallocated	2,879		8,292

Total	$56,375	100.00%	$52,092	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. As of June 30, 2010, we had 20 credit relationships totaling $73.0 million in loans of this type which are not included in either the non-accrual or 90 days past due loan categories.

Non-Performing Assets

The following table presents the components of our non-performing assets at the dates indicated (dollar amounts in thousands).

	June 30, 2010	December 31, 2009	June 30, 2009
Loans accounted for on a non-accrual basis
Commercial and industrial	$39,030	$38,592	$21,042
Lease financing	6,201	3,835	3,140
Construction and land development	17,537	16,317	17,750
Real estate	9,515	10,279	11,533
Consumer	—	—	—

	$72,283	$69,023	$53,465

Non-performing loans as a percentage of total loans	1.95%	1.97%	1.54%

Other Real Estate Owned	$16,822	$17,531	$10,632

Other repossessed assets	$1,876	$2,538	$1,941

Non-performing assets	$90,981	$89,092	$66,038

Non-performing assets as a percentage of total assets	1.85%	1.95%	1.50%

Loans past due 90 days or more and still accruing	$1,381	$150	$341

At June 30, 2010, total non-performing assets increased $1.9 million to $91.0 million compared to $89.1 million at December 31, 2009. Non-accrual loans increased by $3.3 million to $72.3 million at June 30, 2010 compared to $69.0 million at December 31, 2009. Of these non-accrual loans, $39.0 million were characterized as commercial and industrial loans as of June 30, 2010, an increase of $0.4 million compared to December 31, 2009. The commercial and industrial loans included a $10.8 million business loan secured principally by the guarantor. Approximately $9.7 million in business loans were included in commercial and industrial loans, which are for investment properties arising primarily from a single customer relationship and secured principally by the inventory and property, plant and equipment of a group of related borrowers. Also included in the commercial and industrial loan category were two business loans each from a single customer relationship totaling $4.5 million and $2.7 million and secured by each borrower’s accounts receivable and inventory, a $1.8 million business loan secured by livestock, a $1.5 million business loan secured by life insurance, a $1.4 million business loan secured by accounts receivable and inventory and a $1.4 million business loan secured by oil and gas properties.

Non-accrual loans at June 30, 2010 also included $17.5 million characterized as construction and land development loans. This included two real estate loans totaling approximately $5.8 million from a single customer relationship and secured by assisted living centers, two residential real estate development loans totaling approximately $4.4 million from a single customer relationship and secured by unimproved land, and a $1.4 million residential real estate loan from a single customer relationship secured by commercial land development. Non-accrual loans also included $9.5 million characterized as real estate loans. This included a $1.2 million commercial real estate loan secured by occupied residential property, two commercial real estate loans from a single customer relationship totaling approximately $1.1 million and secured by unoccupied townhomes and a $0.9 million commercial real estate loan secured by occupied non-residential property.

Loans in troubled debt restructurings bearing market rates of interest at the time of restructuring and performing in compliance with their modified terms are considered impaired in the calendar year of the restructuring. At June 30, 2010, troubled debt restructurings totaled $16.7 million; of which $2.5 million were included in performing loans and $14.2 million were included in non-accrual loans.

Other Real Estate Owned decreased $0.7 million to $16.8 million at June 30, 2010 compared to $17.5 million at December 31, 2009. At June 30, 2010, Other Real Estate Owned included $15.7 million of commercial real estate property consisting of single family residences under development and $1.1 million of residential lots at various levels of completion.

We would have recorded additional interest income of $2.9 million and $2.7 million for the six months ended June 30, 2010 and 2009, if non-accrual loans had been current during the respective periods.

Borrowings

Our borrowings as of June 30, 2010 and December 31, 2009 are shown in the table below (in thousands).

	June 30,	December 31,	Variance
	2010	2009	2010 v. 2009
Short-term borrowings	$368,366	$488,078	$(119,712)
Notes payable	67,450	68,550	(1,100)
Junior subordinated debentures	67,012	67,012	—
Other borrowings	11,915	12,128	(213)

	$514,743	$635,768	$(121,025)

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, as well as borrowings at the Federal Home Loan Bank. The $119.7 million decrease in short-term borrowings at June 30, 2010 compared with December 31, 2009 was due mostly to the purchase of brokered deposits, which had favorable pricing relative to the Federal Home Loan Bank and Federal Reserve. Our brokered deposits were $457.3 million at June 30, 2010, an increase of $350.5 million from December 31, 2009.

We have revolving lines of credit with JP Morgan Chase Bank, N.A. As a result of the amendments described in Note 6 to the consolidated interim financial statements, the aggregate borrowing capacity under those revolving lines of credit was reduced from $30.0 million to $22.7 million. In addition, we converted $7.7 million of borrowings under the revolving lines of credit to term borrowings that mature July 31, 2011 and will be repaid in quarterly installments of $1.9 million beginning September 1, 2010. The changes described above did not result in a material change in our available borrowing capacity, which was $5.0 million as a result of the amendments.

Liquidity and Capital Resources

Liquidity refers to the measure of our ability to meet our customers’ short-term and long-term deposit withdrawals and anticipated and unanticipated increases in loan demand without penalizing earnings. Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on our net interest income. We discuss our management of interest rate and other risks in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” herein.

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

At June 30, 2010, we exceeded all regulatory capital requirements and were considered to be “well-capitalized” with a total capital to risk weighted assets ratio of 13.90%, Tier 1 capital to risk weighted assets ratio of 12.10% and a Tier 1 capital to average assets, or leverage, ratio of 9.41%. At June 30, 2010, the Bank was also considered to be “well-capitalized.” We discuss regulatory capital requirements in more detail in Note 11 to our consolidated financial statements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $109.1 million at June 30, 2010, a decrease of $51.2 million, or 31.93%, from $160.4 million at December 31, 2009. This decrease was primarily due to a decrease in short-term borrowings, partially offset by the net increase in deposits and reduced payments on notes payable.

Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash used in operations during the first half of 2010 was $307.8 million, an increase in cash used of $164.6 million compared with the first half of 2009. Cash used in operations increased primarily due to increases in trading securities and broker-dealer and clearing payables at First Southwest.

Our primary use of funds is for the origination of loans, primarily commercial and industrial loans and real estate loans. Our loan portfolio at June 30, 2010, excluding loans held for sale and the allowance for loan losses, and net of unearned income, was $3.0 billion, a decrease of $59.0 million compared with $3.1 billion at December 31, 2009. The decrease in net loans was concentrated in commercial and industrial loans and construction and land development loans and reflects efforts to control the growth and risk of the loan portfolio in response to current economic conditions.

Cash used in our investment activities included net purchases of securities for our investment portfolio during the six months ended June 30, 2010, which were $102.8 million compared with net purchases of $41.0 million during the six months ended June 30, 2009. The increase in net purchases of securities during the first half of 2010 compared to the corresponding period in 2009 resulted from the purchase of both municipal securities and collateralized mortgage obligations to take advantage of attractive yields and provide collateral for pledging and, with respect to collateralized mortgage obligations, repurchase agreements. We sold approximately $92.3 million and $21.3 million of available for sale securities during the six months ended June 30, 2010 and 2009, respectively.

Cash provided by financing activities was $339.2 million for the six months ended June 30, 2010 compared with $333.0 million for the six months ended June 30, 2009. The $6.2 million increase was due mostly to the net increase in deposits and reduced payments on notes payable, partially offset by the decrease in short-term borrowings.

We had deposits of $3.7 billion at June 30, 2010, an increase of $458.2 million, or 14.0%, from the level of deposits at December 31, 2009. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Within the deposit portfolio, brokered deposits, time deposits over $100,000 and money market deposits increased $350.5 million, $57.0 million and $54.5 million, respectively from December 31, 2009 to June 30, 2010.

Our 15 largest depositors, excluding First Southwest, our indirect wholly owned subsidiary, accounted for approximately 22.24% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 14.70% of our total deposits at June 30, 2010. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available, albeit currently at slightly higher rates, to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $750.0 million maintained with the Bank. At June 30, 2010, PrimeLending had outstanding borrowings of $661.3 million against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with commercial banks of up to $160.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At June 30, 2010, First Southwest had borrowed approximately $66.5 million under these credit arrangements.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the following table reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on June 30, 2010 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

As illustrated in the following table, the banking segment is asset sensitive overall. Loans which adjust daily or monthly to the Wall Street Journal Prime rate comprise a large percentage of interest sensitive assets and are the primary cause of the banking segment’s asset sensitivity. To help neutralize interest rate sensitivity, the banking segment has kept the terms of most of its borrowings under one year. It also attempts to match longer term assets with certificates of deposit with terms of three to five years (dollar amounts in thousands).

	June 30, 2010
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,602,561	$379,048	$310,538	$94,983	$124,484	$3,511,614
Securities	136,381	120,686	194,288	22,072	154,925	628,352
Federal funds sold	15,391	—	—	—	—	15,391
Other interest sensitive assets	35,345	—	—	—	—	35,345

Total interest sensitive assets	2,789,678	499,734	504,826	117,055	279,409	4,190,702

Interest sensitive liabilities:
Interest bearing checking	$1,442,010	$—	$—	$—	$—	$1,442,010
Savings	149,522	—	—	—	—	149,522
Time deposits	710,072	401,678	303,486	2,445	3,561	1,421,242
Notes payable & other borrowings	182,808	75,722	2,054	1,101	7,802	269,487

Total interest sensitive liabilities	2,484,412	477,400	305,540	3,546	11,363	3,282,261

Interest sensitivity gap	$305,266	$22,334	$199,286	$113,509	$268,046	$908,441

Cumulative interest sensitivity gap	$305,266	$327,600	$526,886	$640,395	$908,441

Percentage of cumulative gap to total interest
Sensitive assets	7.28%	7.82%	12.57%	15.28%	21.68%

The positive GAP in the interest rate sensitivity analysis indicates that banking segment net interest income would generally rise if rates increase. Because of inherent limitations in interest rate sensitivity analysis, the banking segment uses multiple interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine the effect on net interest income changes for the next 12 months. The banking segment also measures the effects of changes in interest rates on market value of equity by discounting projected cash flows of deposits and loans. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. We believe the simulation analysis presents a more accurate picture than the GAP analysis. Simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products. Also, unlike GAP analysis, simulation analysis takes into account the effect of embedded options in the securities and loan portfolios as well as any off-balance-sheet derivatives. The projected changes in net interest income at June 30, 2010 were in compliance with established policy guidelines.

The following table shows the estimated impact of increases and decreases in interest rates of 1%, 2% and 3% on net interest income and on market value of portfolio equity for the banking segment as of June 30, 2010 (dollar amounts in thousands).

	June 30, 2010
	Changes In Net Interest Income		Changes in Market Value of Equity
Change in Interest Rates	Amount	Percent	Amount	Percent
Up 3%	$(3,649)	-2.09%	$47,079	8.40%
Up 2%	$(8,732)	-5.00%	$43,331	7.73%
Up 1%	$(6,007)	-3.44%	$32,167	5.74%
Down 1%	$(3,008)	-1.72%	$(53,043)	-9.46%
Down 2%	$(6,579)	-3.77%	$(101,573)	-18.11%
Down 3%	$(7,297)	-4.18%	$(148,171)	-26.42%

The projected changes in net interest income and market value of equity to changes in interest rates at June 30, 2010 were in compliance with established policy guidelines. These projected changes in net interest income results are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

On November 12, 2009, Sacramento Municipal Utility District, City of Riverside, The Redevelopment Agency of the City of Riverside, and The Public Financing Authority of the City of Riverside filed new lawsuits on behalf of themselves, but not on behalf of a putative class, in federal court. Additionally, on December 10, 2009, The Redevelopment Agency of the City of Stockton and The Public Financing Authority of the City of Stockton, County of Tulare, Los Angeles World Airports and Sacramento Suburban Water District filed new lawsuits on behalf of themselves, but not on behalf of a putative class, in federal court. Similar to the other five cases previously brought by California public entities that do not seek to certify a class, FSC is named as a defendant, the plaintiffs are represented by the Cotchett, Pitre, and McCarthy law firm, and the few allegations against FSC are very limited in scope. The eleven individual California actions are referred to herein as the “Original Cotchett Complaints.”

On February 9, 2010, the defendants in the Original Cotchett Complaints, except Bank of America, The Goldman Sachs Group, Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P. and Goldman Sachs Bank USA, filed a Joint Motion to Dismiss the Original Cotchett Complaints along with a Memorandum in Support of Defendants’ Joint Motion to Dismiss the Original Cotchett Complaints. Additionally, FSC filed a Supplemental Memorandum in Support of the Motion to Dismiss the Original Cotchett Complaints setting forth specific reasons why the Original Cotchett Complaints should be dismissed as to FSC.

On March 26, 2010, the California plaintiffs filed a response to the motion to dismiss. On April 16, 2010, the moving defendants filed a joint reply in support of the motion to dismiss, and FSC filed a Supplemental Reply Memorandum in Support of its Motion to Dismiss. On April 26, 2010, the court denied the motion to dismiss as to FSC and nearly every other defendant named in the Original Cotchett Complaints.

On May 19, 2010, City of Richmond, California, City of Redwood City, California, East Bay Municipal Utility District and Redevelopment Agency of the City and County of San Francisco filed new lawsuits on behalf of themselves, but not on behalf of a putative class, in United States Federal District Court. Additionally, on May 21, 2010, City of San Jose, California filed a new lawsuit on behalf of itself, but not on behalf of a putative class, in United States Federal District Court. Similar to the Original Cotchett Complaints, the plaintiffs are represented by the Cotchett, Pitre & McCarthy law firm, and the few allegations against FSC are very limited in scope. These five individual California actions are referred herein as the “May Cotchett Complaints.”

In both the Original Cotchett Complaints and the May Cotchett Complaints the plaintiffs allege violations of Section 1 of the Sherman Act and the California Cartwright Act.

FSC filed its answer to the Original Cotchett Complaints on June 28, 2010. FSC’s answer to the May Cotchett Complaints is due on or about August 6, 2010.

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

We are subject to extensive supervision and regulation that restricts our activities and imposes financial requirements and limitations on the conduct of our business and limits our ability to generate income.

We are subject to extensive federal and state regulation and supervision, including that of the Federal Reserve Board, the Texas Department of Banking, the FDIC, the SEC and FINRA. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. Likewise, regulations promulgated by FINRA are primarily intended to protect customers of broker-dealer businesses rather than security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, damages, civil money penalties, restitution or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

The U.S. Congress and federal regulatory agencies frequently revise banking and securities laws, regulations and policies. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly alters the regulation of financial institutions and the financial services industry. The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection (the “BCFP”) and requires the BCFP and other federal agencies to implement many provisions of the Dodd-Frank Act.

We expect that several aspects of the Dodd-Frank Act may affect our business, including, without limitation, higher deposit insurance premiums and new examinations, consumer protection rules, and disclosure and reporting requirements. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will affect our business. Compliance with these new laws and regulations likely will result in additional costs, which could be significant and may adversely impact our results of operations, financial condition, and liquidity.

During the second quarter of 2010, the Bank received its 2008 Community Reinvestment Act Performance Evaluation from the Federal Reserve. Despite “high satisfactory” or “outstanding” ratings on the various components of the Community Reinvestment Act (“CRA”) rating , the Federal Reserve lowered the Bank’s overall CRA rating from “satisfactory” to “needs to improve,” as a result of alleged fair lending issues associated with our mortgage origination segment in prior years. Unless and until the Bank’s CRA rating improves, we, as a financial holding company, may not commence new activities that are “financial in nature” or acquire companies engaged in these activities. Our current CRA rating may also adversely affect the Bank’s ability to establish new branches.

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

We cannot predict whether or in what form any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. Such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing financial services and products, among other things.

No market currently exists for our common stock. We cannot assure you that an active trading market will ever develop for our common stock.

There is no established trading market for shares of our common stock. As a qualified plan, our Employee Stock Ownership Plan (the “ESOP”) is therefore required by the Employer Retirement Income Security Act to report account values to ESOP participants on an annual basis based upon an appraised value. As of December 31, 2009, the value of the shares of common stock held in the ESOP was determined to be $11.26 per share in an independent appraisal obtained solely for this purpose. Because there is no established public trading market for shares of our common stock, this value obtained for ESOP purposes may not reflect the actual market value of a share of our common stock, and your ability to transfer your shares of our common stock may be significantly restricted, even if such transfer is exempt from registration under the securities laws. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market or how liquid that market might become. We are not at this time seeking listing on any securities exchange. Consequently, you may be unable to liquidate your investment and should be able to bear the economic risk of the investment in our common stock indefinitely.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

PLAINSCAPITAL CORPORATION

Date: August 12, 2010	By:	/s/ ALLEN CUSTARD
	Name:	Allen Custard
	Title:	Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: August 12, 2010	By:	/s/ JEFF ISOM
	Name:	Jeff Isom
	Title:	Executive Vice President of Finance and Accounting
(Principal accounting officer)

Exhibit Index

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	–	Third Amended and Restated Certificate of Formation of PlainsCapital Corporation.		10-Q	000-53629	3.1	10/21/09

3.2	–	Amended and Restated Bylaws of PlainsCapital Corporation.		8-K	000-53629	3.1	08/31/09

4.1	–	Letter Agreement and Securities Purchase Agreement—Standard Terms incorporated therein, dated as of December 19, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and the United States Department of the Treasury.		10	000-53629	4.1	04/17/09

4.2	–	Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.2	04/17/09

4.3	–	First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.3	04/17/09

4.4	–	Indenture, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association.		10	000-53629	4.4	04/17/09

4.5	–	First Supplemental Indenture, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.5	04/17/09

4.6	–	Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of August 7, 2006, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.6	04/17/09

4.7	–	Guarantee Agreement, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association, as trustee.		10	000-53629	4.7	04/17/09

4.8	–	First Amendment to Guarantee Agreement, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.8	04/17/09

4.9	–	Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.9	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.10	–	Indenture, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.10	04/17/09

4.11	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of March 26, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.11	04/17/09

4.12	–	Guarantee Agreement, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.12	04/17/09

4.13	–	Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.13	04/17/09

4.14	–	Indenture, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.14	04/17/09

4.15	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of September 17, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.15	04/17/09

4.16	–	Guarantee Agreement, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.16	04/17/09

4.17	–	Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, and Alan B. White, DeWayne Pierce, and Jeff Isom, as Administrative Trustees.		10	000-53629	4.17	04/17/09

4.18	–	Junior Subordinated Indenture, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.18	04/17/09

4.19	–	PlainsCapital Corporation (f/k/a Plains Capital Corporation) Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by PlainsCapital Corporation in favor of Wells Fargo Bank, N.A., as trustee of the PCC Statutory Trust IV.		10	000-53629	4.19	04/17/09

4.20	–	Guarantee Agreement, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.20	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.21	–	Registration Rights Agreement, dated as of December 31, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg, as Stockholders’ Representative.		10/A	000-53629	4.21	06/26/09

10.1	–	Agreement and Plan of Merger, dated as of November 7, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.1	04/17/09

10.2	–	First Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.2	04/17/09

10.3	–	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.3	04/17/09

10.4	–	Amended and Restated Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.4	04/17/09

10.5	–	First Amendment to Amended and Restated Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.5	04/17/09

10.6	–	Employment Agreement, effective as of December 31, 2008, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.6	04/17/09

10.7	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.7	04/17/09

10.8	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.8	04/17/09

10.9	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.9	04/17/09

10.10	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.10	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.11	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.11	04/17/09

10.12	–	Employment Agreement, dated as of December 18, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.1	07/08/09

10.13	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.2	07/08/09

10.14	–	Employment Agreement, dated as of April 1, 2010, between PlainsCapital Corporation and Roseanna McGill.		8-K	000-53629	10.1	03/23/10

10.15	–	Plains Capital Corporation Incentive Stock Option Plan, dated October 16, 1996 (the “1996 Incentive Stock Option Plan”).		10	000-53629	10.12	04/17/09

10.16	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 1998 (the “1998 Incentive Stock Option Plan”).		10	000-53629	10.13	04/17/09

10.17	–	Plains Capital Corporation Incentive Stock Option Plan, dated April 18, 2001 (the “2001 Incentive Stock Option Plan”).		10	000-53629	10.14	04/17/09

10.18	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 2003 (the “2003 Incentive Stock Option Plan”).		10	000-53629	10.15	04/17/09

10.19	–	Plains Capital Corporation 2005 Incentive Stock Option Plan, dated April 20, 2005.		10	000-53629	10.16	04/17/09

10.20	–	Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008.		10	000-53629	10.17	04/17/09

10.21	–	PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	08/31/09

10.22	–	PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.2	03/23/10

10.23	–	PNB Financial Bank Supplemental Executive Pension Plan, effective as of January 1, 2008.		10	000-53629	10.18	04/17/09

10.24	–	First Amendment to PlainsCapital Bank Supplemental Executive Pension Plan, effective as of March 19, 2009.		10	000-53629	10.19	04/17/09

10.25	–	Plains Capital Corporation Employee Stock Ownership Plan, effective January 1, 2004 and as amended and restated as of January 1, 2006.		10	000-53629	10.20	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.26	–	First Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, effective as of January 1, 2007.		10	000-53629	10.21	04/17/09

10.27	–	Second Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, dated as of December 1, 2008.		10	000-53629	10.22	04/17/09

10.28	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Isom, Schaffner and White on December 17, 2008.		10	000-53629	10.23	04/17/09

10.29	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Custard and Feinberg, effective as of December 31, 2008.		10	000-53629	10.24	04/17/09

10.30	–	Form of Stock Option Agreement under the 1996 Incentive Stock Option Plan.		10	000-53629	10.25	04/17/09

10.31	–	Form of Stock Option Agreement under the 1998 Incentive Stock Option Plan.		10	000-53629	10.26	04/17/09

10.32	–	Form of Stock Option Agreement under the 2001 Incentive Stock Option Plan.		10	000-53629	10.27	04/17/09

10.33	–	Form of Stock Option Agreement under the 2003 Incentive Stock Option Plan.		10	000-53629	10.28	04/17/09

10.34	–	Form of Stock Option Agreement under the PlainsCapital Corporation 2005 Incentive Stock Option Plan.		10	000-53629	10.29	04/17/09

10.35	–	Form of Stock Option Agreement under the Amended and Restated PlainsCapital Corporation 2007 Nonqualified and Incentive Stock Option Plan.		10	000-53629	10.30	04/17/09

10.36	–	Form of Restricted Stock Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.3	03/23/10

10.37	–	Form of Restricted Stock Unit Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.4	03/23/10

10.38	–	Amended and Restated Subordinate Credit Agreement, dated as of December 19, 2007, between JP Morgan Chase Bank, N.A. and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.31	04/17/09

10.39	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.32	10/21/09

10.40	–	Third Amended and Restated Subordinate Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.33	10/21/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.41	–	Amended and Restated Loan Agreement, dated as of October 1, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.33	04/17/09

10.42	–	First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2002, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.34	04/17/09

10.43	–	Second Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.35	04/17/09

10.44	–	Third Amendment to Amended and Restated Loan Agreement, dated as of June 1, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.36	04/17/09

10.45	–	Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 21, 2005, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.37	04/17/09

10.46	–	Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 16, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.38	04/17/09

10.47	–	Sixth Amendment to Amended and Restated Loan Agreement, dated as of December 19, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.39	04/17/09

10.48	–	Seventh Amendment to Amended and Restated Loan Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.41	10/21/09

10.49	–	Eighth Amendment to Amended and Restated Loan Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	04/29/10

10.50	–	Ninth Amendment to Amended and Restated Loan Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/05/10

10.51	–	Commercial Pledge and Security Agreement, dated as of November 1, 2000, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) for the benefit of JPMorgan Chase Bank, NA (f/k/a Bank One, Texas N.A.).		10	000-53629	10.40	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.52	–	Fifth Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	08/05/10

10.53	–	Loan Agreement, dated as of September 22, 2004, between JPMorgan Chase Bank, NA (f/k/a Bank One, NA) and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.42	04/17/09

10.54	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.45	10/21/09

10.55	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.6	08/05/10

10.56	–	Second Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank.		8-K	000-53629	10.7	08/05/10

10.57	–	Loan Agreement, dated as of October 27, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.44	04/17/09

10.58	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.48	10/21/09

10.59	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.8	08/05/10

10.60	–	Fourth Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank.		8-K	000-53629	10.9	08/05/10

10.61	–	Credit Agreement, dated as of October 13, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, N.A.		10	000-53629	10.47	04/17/09

10.62	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.51	10/21/09

10.63	–	Modification Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.2	04/29/10

10.64	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.3	08/05/10

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.65	–	Third Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank.		8-K	000-53629	10.4	08/05/10

10.66	–	Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank.		8-K	000-53629	10.5	08/05/10

10.67	–	Office Lease, dated as of February 7, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.49	04/17/09

10.68	–	First Amendment to Office Lease, dated as of April 3, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.50	04/17/09

10.69	–	Second Amendment to Office Lease, dated as of November 14, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and H/H Victory Holdings, L.P.		10	000-53629	10.51	04/17/09

10.70	–	Waiver Letter, dated as of October 16, 2009, from JP Morgan Chase Bank, NA to PlainsCapital Corporation.		10-Q	000-53629	10.59	10/21/09

31.1	–	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	–	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X