Form 10-Q
period 2010-09-30
PLAINSCAPITAL CORP
filed 2010-11-09
CIK 822083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, there were 33,991,465 shares of the registrant’s Original Common Stock, $0.001 par value, outstanding, including 2,507,469 shares that participate in dividends but are not defined as outstanding under generally accepted accounting principles, and no shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PlainsCapital Corporation

Quarterly Report on Form 10-Q for the period ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PlainsCapital Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009
	(in thousands)
Assets
Cash and due from banks	$94,257	$148,323
Federal funds sold	24,666	12,044
Loans held for sale	644,389	432,202
Securities
Held to maturity, fair market value $246,672 and $294,887, respectively	239,704	294,013
Available for sale, amortized cost $502,496 and $228,651, respectively	506,884	227,541
Trading, at fair market value	119,282	24,183

	865,870	545,737

Loans, net of unearned income	2,992,359	3,071,769
Allowance for loan losses	(58,605)	(52,092)

Loans, net	2,933,754	3,019,677

Broker-dealer and clearing organization receivables	155,577	82,714
Fee award receivable	19,539	20,504
Investment in unconsolidated subsidiaries	2,012	2,012
Premises and equipment, net	78,477	75,602
Accrued interest receivable	15,437	15,876
Other real estate owned	16,184	17,531
Goodwill, net	35,880	35,880
Other intangible assets, net	13,985	15,616
Other assets	192,217	147,051

Total assets	$5,092,244	$4,570,769

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$210,959	$223,551
Interest-bearing	3,542,157	3,054,488

Total deposits	3,753,116	3,278,039

Broker-dealer and clearing organization payables	197,400	108,272
Short-term borrowings	383,618	488,078
Capital lease obligation	11,804	12,128
Notes payable	62,421	68,550
Junior subordinated debentures	67,012	67,012
Other liabilities	170,638	124,531

Total liabilities	4,646,009	4,146,610

Commitments and contingencies

Shareholders’ equity
PlainsCapital Corporation shareholders’ equity
Preferred stock, $1.00 par value per share, authorized 50,000,000 shares;
Series A, 87,631 shares issued	84,254	83,595
Series B, 4,382 shares issued	4,736	4,805
Original Common Stock, $0.001 par value per share, authorized 50,000,000 shares; 31,759,863 and 31,613,010 shares issued, respectively	32	32
Common Stock, $0.001 par value per share, authorized 150,000,000 shares; zero shares issued	—	—
Surplus	152,621	150,626
Retained earnings	203,931	186,743
Accumulated other comprehensive income (loss)	3,033	(300)

	448,607	425,501
Unearned ESOP shares (275,867 shares)	(3,001)	(3,001)

Total PlainsCapital Corporation shareholders’ equity	445,606	422,500
Noncontrolling interest	629	1,659

Total shareholders’ equity	446,235	424,159

Total liabilities and shareholders’ equity	$5,092,244	$4,570,769

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Income - Unaudited

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$47,147	$46,157	$138,941	$133,698
Securities
Taxable	5,239	2,109	13,826	6,800
Tax-exempt	2,040	1,648	7,153	5,081
Federal funds sold	19	42	39	75
Interest-bearing deposits with banks	204	40	587	65
Other	1,468	1,444	3,931	4,227

Total interest income	56,117	51,440	164,477	149,946

Interest expense
Deposits	7,794	8,218	22,262	24,221
Short-term borrowings	315	725	1,755	2,021
Capital lease obligation	139	108	420	326
Notes payable	873	929	2,632	2,549
Junior subordinated debentures	670	685	1,911	2,325
Other	123	165	319	550

Total interest expense	9,914	10,830	29,299	31,992

Net interest income	46,203	40,610	135,178	117,954
Provision for loan losses	20,449	14,310	53,649	39,073

Net interest income after provision for loan losses	25,754	26,300	81,529	78,881

Noninterest income
Service charges on depositor accounts	2,084	2,312	6,497	6,732
Net realized gains on sale of securities	335	—	2,045	301
Net gains from sale of loans	70,443	30,668	155,236	97,473
Mortgage loan origination fees	20,812	21,747	56,442	66,670
Trust fees	1,048	1,040	3,269	2,812
Investment advisory fees and commissions	17,410	19,520	51,455	52,385
Securities brokerage fees and commissions	6,537	6,331	18,005	16,125
Other	2,729	4,771	6,077	5,922

Total noninterest income	121,398	86,389	299,026	248,420

Noninterest expense
Employees’ compensation and benefits	80,116	61,379	210,456	171,658
Occupancy and equipment, net	14,771	12,923	42,957	36,166
Professional services	7,343	4,209	20,391	13,128
Deposit insurance premium	1,364	1,120	4,114	5,168
Repossession and foreclosure, net of recoveries	3,453	1,871	7,507	3,984
Other	21,926	15,837	52,648	41,438

Total noninterest expense	128,973	97,339	338,073	271,542

Income before income taxes	18,179	15,350	42,482	55,759
Income tax provision	7,900	5,598	15,496	19,884

Net income	10,279	9,752	26,986	35,875
Less: Net income attributable to noncontrolling interest	202	70	572	126

Net income attributable to PlainsCapital Corporation	10,077	9,682	26,414	35,749
Dividends on preferred stock and other	1,394	1,381	4,172	4,319

Income applicable to PlainsCapital Corporation common shareholders	$8,683	$8,301	$22,242	$31,430

Earnings per common share
Basic	$0.27	$0.26	$0.68	$0.97

Diluted	$0.26	$0.25	$0.66	$0.95

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity - Unaudited

		PlainsCapital Corporation Shareholders
	Comprehensive	Preferred Stock		Common Stock			Retained	Accumulated Other Comprehensive	Unearned ESOP	Noncontrolling
	Income	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Interest	Total
	(Dollars in thousands)
Balance, January 1, 2009		92,013	$87,631	31,573,518	$32	$147,445	$167,865	$331	$(3,489)	$1,709	$401,524
Stock option plans’ activity, including compensation expense		—	—	14,928	—	2,127	—	—	—	—	2,127
Adjustment to stock issued in business combination		—	—	(63)	—	(1)	—	—	—	—	(1)
Stock-based compensation expense		—	—	—	—	642	—	—	—	—	642
ESOP activity		—	—	—	—	—	32	—	—	—	32
Dividends on common stock ($0.15 per share)		—	—	—	—	—	(5,072)	—	—	—	(5,072)
Dividends on preferred stock		—	—	—	—	—	(3,741)	—	—	—	(3,741)
Preferred stock amortization and accretion		—	578	—	—	—	(578)	—	—	—	—
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(319)	(319)
Comprehensive income:
Net income	$35,875	—	—	—	—	—	35,749	—	—	126	35,875
Other comprehensive income (loss):
Unrealized gains on securities available for sale, net of tax of $440.8	856
Unrealized gains on securities held in trust for the Supplemental Executive
Retirement Plan, net of tax of $345.3	670
Unrealized losses on customer-related cash flow hedges, net of tax of $5.0	(9)

Other comprehensive income	1,517	—	—	—	—	—	—	1,517	—	—	1,517

Total comprehensive income	$37,392

Balance, September 30, 2009		92,013	$88,209	31,588,383	$32	$150,213	$194,255	$1,848	$(3,489)	$1,516	$432,584

Balance, January 1, 2010		92,013	$88,400	31,613,010	$32	$150,626	$186,743	$(300)	$(3,001)	$1,659	$424,159
Stock option plans’ activity, including compensation expense		—	—	71,434	—	416	—	—	—	—	416
Vesting of stock-based compensation		—	—	75,419	—	—	—	—	—	—	—
Stock-based compensation expense		—	—	—	—	1,114	—	—	—	—	1,114
ESOP activity		—	—	—	—	—	42	—	—	—	42
Dividends on common stock ($0.15 per share)		—	—	—	—	—	(5,096)	—	—	—	(5,096)
Dividends on preferred stock		—	—	—	—	—	(3,582)	—	—	—	(3,582)
Preferred stock amortization and accretion		—	590	—	—	—	(590)	—	—	—	—
Cash received from noncontrolling interest		—	—	—	—	—	—	—	—	74	74
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(298)	(298)
Redemption of noncontrolling interest		—	—	—	—	465	—	—	—	(1,378)	(913)
Comprehensive income:
Net income	$26,986	—	—	—	—	—	26,414	—	—	572	26,986
Other comprehensive income (loss):
Unrealized gains on securities available for sale, net of tax of $1,923.9	3,574
Unrealized losses on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $98.0	(192)

Unrealized losses on customer-related cash flow hedges, net of tax of $26.2	(49)

Other comprehensive income	3,333	—	—	—	—	—	—	3,333	—	—	3,333

Total comprehensive income	$30,319

Balance, September 30, 2010		92,013	$88,990	31,759,863	$32	$152,621	$203,931	$3,033	$(3,001)	$629	$446,235

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income	$26,986	$35,875
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan losses	53,649	39,073
Net losses on other real estate owned	5,397	2,903
Depreciation and amortization	11,181	7,287
Stock-based compensation expense	1,221	812
Net realized gains on sale of securities	(2,045)	(301)
Loss on sale of premises and equipment	278	1
Stock dividends received on securities	(48)	(40)
Deferred income taxes	(3,971)	4,956
Changes in prepaid FDIC assessments	3,544	—
Changes in assets segregated for regulatory purposes	—	(5,500)
Changes in trading securities	(95,099)	(34,837)
Changes in broker-dealer and clearing organization receivables	(72,863)	(176,210)
Changes in fee award receivable	965	858
Changes in broker-dealer and clearing organization payables	89,128	202,288
Changes in other assets	(25,733)	4,724
Changes in other liabilities	14,201	35,767
Net gains from sale of loans	(155,236)	(97,473)
Loans originated for sale	(5,209,037)	(4,313,972)
Proceeds from loans sold	5,118,975	4,156,465

Net cash used in operating activities	(238,507)	(137,324)

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	66,442	25,967
Proceeds from sales, maturities and principal reductions of securities available for sale	259,767	122,139
Purchases of securities held to maturity	(8,720)	(94,123)
Purchases of securities available for sale	(533,320)	(110,322)
Net (increase) decrease in loans	18,046	(141,785)
Purchases of premises and equipment and other assets	(10,536)	(14,996)
Proceeds from sales of premises and equipment and other real estate owned	11,629	9,345
Net cash received (paid) for Federal Home Loan Bank and Federal Reserve Bank stock	6,988	(3,706)

Net cash used in investing activities	(189,704)	(207,481)

Financing Activities
Net increase in deposits	506,273	341,242
Net increase (decrease) in short-term borrowings	(104,460)	192,519
Proceeds from notes payable	1,700	2,900
Payments on notes payable	(7,829)	(83,223)
Proceeds from issuance of common stock	309	72
Dividends paid	(8,678)	(8,203)
Cash received from noncontrolling interest	74	—
Cash distributions to noncontrolling interest	(298)	(319)
Other, net	(324)	(210)

Net cash provided by financing activities	386,767	444,778

Net increase (decrease) in cash and cash equivalents	(41,444)	99,973
Cash and cash equivalents at beginning of period	160,367	114,571

Cash and cash equivalents at end of period	$118,923	$214,544

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$28,295	$32,456

Income taxes	$15,189	$10,680

Supplemental Schedule of Noncash Activities
Conversion of loans to other real estate owned	$14,879	$18,612

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Interim Financial Statements – Unaudited

September 30, 2010

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The unaudited consolidated financial statements of PlainsCapital Corporation, a Texas corporation, and its subsidiaries (“we,” “us,” “our,” “our company,” or “PlainsCapital”) for the three and nine month periods ended September 30, 2010 and 2009 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The consolidated interim financial statements of PlainsCapital and subsidiaries are unaudited, but in the opinion of management, contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results of the interim periods presented. The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the SEC. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 26, 2010. Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period. PlainsCapital has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

PlainsCapital owns 100% of the outstanding stock of PlainsCapital Bank (the “Bank”) and 100% of the membership interest in PlainsCapital Equity, LLC. PlainsCapital owns a 69.75% membership interest in Hester Capital Management, LLC (“Hester Capital”). The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”), PNB Aero Services, Inc., PCB-ARC, Inc. and Plains Financial Corporation (“PFC”). The Bank has a 100% membership interest in First Southwest Holdings, LLC (“First Southwest”), PlainsCapital Leasing, LLC and PlainsCapital Securities, LLC, as well as a 51% voting interest in PlainsCapital Insurance Services, LLC.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The allowance for loan losses is particularly subject to change.

Comprehensive Income (Loss)

PlainsCapital’s comprehensive income (loss) consists of its net income and unrealized holding gains (losses) on its available for sale securities, investments held in trust for the Supplemental Executive Retirement Plan and derivative instruments designated as cash flow hedges.

The components of accumulated other comprehensive income (loss), net of taxes, at September 30, 2010 and December 31, 2009 are shown in the following table (in thousands):

	September 30, 2010	December 31, 2009
Unrealized gain (loss) on securities available for sale	$2,853	$(721)
Unrealized gain on securities held in trust for the Supplemental Executive Retirement Plan	102	294
Unrealized gain on customer-related cash flow hedges	78	127

	$3,033	$(300)

Reclassification

Certain items in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

2. Securities

The amortized cost and fair value of securities, excluding trading securities, as of September 30, 2010 and December 31, 2009, are summarized as follows (in thousands):

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2010
U. S. government agencies
Mortgage-backed securities	$11,850	$686	$(9)	$12,527
Collateralized mortgage obligations	32,914	984	—	33,898
States and political subdivisions	120,979	6,298	(147)	127,130
Auction rate bonds	73,961	1,431	(2,275)	73,117

Totals	$239,704	$9,399	$(2,431)	$246,672

As of December 31, 2009
U. S. government agencies
Mortgage-backed securities	$16,963	$831	$(8)	$17,786
Collateralized mortgage obligations	50,533	764	(1,042)	50,255
States and political subdivisions	120,818	2,626	(948)	122,496
Auction rate bonds	105,699	1,735	(3,084)	104,350

Totals	$294,013	$5,956	$(5,082)	$294,887

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2010
U. S. government agencies
Bonds	$50,000	$45	$(1)	$50,044
Mortgage-backed securities	21,257	1,559	—	22,816
Collateralized mortgage obligations	386,570	3,025	(383)	389,212
States and political subdivisions	21,750	462	(95)	22,117
Auction rate bonds	22,919	—	(224)	22,695

Totals	$502,496	$5,091	$(703)	$506,884

As of December 31, 2009
U. S. government agencies
Mortgage-backed securities	$27,696	$587	$(269)	$28,014
Collateralized mortgage obligations	146,765	1,679	(3,083)	145,361
States and political subdivisions	9,568	44	—	9,612
Auction rate bonds	44,622	66	(134)	44,554

Totals	$228,651	$2,376	$(3,486)	$227,541

2. Securities (continued)

Information regarding securities that were in an unrealized loss position as of September 30, 2010 and December 31, 2009, is shown in the following tables (dollars in thousands):

	As of September 30, 2010			As of December 31, 2009
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Held to maturity
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	1	$2,340	$2	1	$495	$8
Unrealized loss for more than twelve months	1	495	7	—	—	—

	2	2,835	9	1	495	8
Collateralized mortgage obligations
Unrealized loss for less than twelve months	—	—	—	5	26,453	1,042
Unrealized loss for more than twelve months	—	—	—	—	—	—

	—	—	—	5	26,453	1,042
States and political subdivisions
Unrealized loss for less than twelve months	14	5,505	44	39	20,085	304
Unrealized loss for more than twelve months	13	5,176	103	26	11,755	644

	27	10,681	147	65	31,840	948
Auction rate bonds
Unrealized loss for less than twelve months	1	5,842	23	—	—	—
Unrealized loss for more than twelve months	3	30,813	2,252	3	60,257	3,084

	4	36,655	2,275	3	60,257	3,084
Total held to maturity
Unrealized loss for less than twelve months	16	13,687	69	45	47,033	1,354
Unrealized loss for more than twelve months	17	36,484	2,362	29	72,012	3,728

	33	$50,171	$2,431	74	$119,045	$5,082

Available for sale
U. S. government agencies
Bonds
Unrealized loss for less than twelve months	1	$19,999	$1	—	$—	$—
Unrealized loss for more than twelve months	—	—	—	—	—	—

	1	19,999	1	—	—	—
Mortgage-backed securities
Unrealized loss for less than twelve months	—	—	—	1	1,443	22
Unrealized loss for more than twelve months	—	—	—	1	4,955	247

	—	—	—	2	6,398	269
Collateralized mortgage obligations
Unrealized loss for less than twelve months	6	84,997	383	6	71,875	3,083
Unrealized loss for more than twelve months	—	—	—	—	—	—

	6	84,997	383	6	71,875	3,083
States and political subdivisions
Unrealized loss for less than twelve months	3	2,740	95	—	—	—
Unrealized loss for more than twelve months	—	—	—	—	—	—

	3	2,740	95	—	—	—
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for more than twelve months	1	22,695	224	1	22,848	134

	1	22,695	224	1	22,848	134
Total available for sale
Unrealized loss for less than twelve months	10	107,736	479	7	73,318	3,105
Unrealized loss for more than twelve months	1	22,695	224	2	27,803	381

	11	$130,431	$703	9	$101,121	$3,486

Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Bank expects to receive full value for the securities. As of September 30, 2010, management does not intend to sell any of the securities classified as available for sale in the previous table and it believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. As of September 30, 2010, management believes the impairments detailed in the table are temporary and relate primarily to changes in interest rates. Accordingly, no other-than-temporary impairment loss has been recognized in PlainsCapital’s consolidated statements of income.

2. Securities (continued)

The amortized cost and fair value of securities, excluding trading securities, as of September 30, 2010, are shown by contractual maturity below (in thousands):

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,335	$2,393	$—	$—
Due after one year through five years	1,934	1,979	50,000	50,044
Due after five years through ten years	14,654	15,430	—	—
Due after ten years	176,017	180,445	44,669	44,812

	194,940	200,247	94,669	94,856

Mortgage-backed securities	11,850	12,527	21,257	22,816
Collateralized mortgage obligations	32,914	33,898	386,570	389,212

	$239,704	$246,672	$502,496	$506,884

For the three and nine months ended September 30, 2010, the Bank received proceeds from the sale of available for sale securities of $99.5 million and $191.8 million, respectively, and realized gross gains of $0.3 million and $2.0 million, respectively. The Bank determines the cost of securities sold by specific identification. The Bank did not sell securities in the three months ended September 30, 2009. For the nine months ended September 30, 2009, the Bank received proceeds from the sale of available for sale securities of $21.3 million and recognized gross gains of $0.3 million.

FSC realized net gains from its trading securities portfolio of $1.0 million and $2.5 million for the three and nine months ended September 30, 2010, respectively, and $0.5 million and $1.0 million for the three and nine months ended September 30, 2009, respectively. The net gains were recorded as a component of other noninterest income.

The Bank tendered $24.0 million par value of available for sale auction rate bonds during the first quarter of 2010, receiving $21.6 million of gross proceeds. No gain or loss resulted from the transaction. In addition, held to maturity auction rate bonds with a par value of $4.5 million and an unaccreted discount of approximately $0.4 million were called at par by the issuer. Because First Southwest provided related financing to the issuer, the Bank began accreting the discount over the expected term of financing in the first quarter of 2010. At the end of the second quarter, this First Southwest financing expired. Accordingly, the Bank recognized the remaining $0.2 million of unaccreted discount related to call transactions associated with the First Southwest financing.

During the first six months of 2010, held to maturity auction rate bonds with a par value of $30.4 million and an unaccreted discount of approximately $2.6 million were called at par by the issuer in two steps. In order to address a change in the interpretation of the regulatory requirements regarding the maximum level of investments in certain securities, the Bank agreed to reimburse the issuer approximately $2.8 million for costs the issuer incurred related to the calls. As a result of the accelerated discount accretion and the reimbursement to the issuer, the Bank incurred a loss on the call transactions of approximately $0.2 million.

In the aggregate, the par value of the Bank’s holdings of auction rate bonds decreased by $58.9 million from December 31, 2009 to September 30, 2010.

Securities with a carrying amount of approximately $378.3 million and $365.2 million (fair value of approximately $388.4 million and $366.5 million) at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. In addition, the Bank had secured a letter of credit from the Federal Home Loan Bank (“FHLB”) in the amount of $70.0 million and $149.0 million at September 30, 2010 and December 31, 2009, in lieu of pledging securities to secure certain public deposits.

3. Loans and Allowance for Loan Losses

Loans summarized by category as of September 30, 2010 and December 31, 2009, are as follows (in thousands):

	September 30, 2010	December 31, 2009
Commercial and industrial	$1,218,185	$1,264,735
Lease financing	56,805	78,088
Construction and land development	351,726	402,876
Real estate	1,097,597	1,125,134
Securities (primarily margin loans)	227,067	152,145
Consumer	40,979	48,791

	2,992,359	3,071,769
Allowance for loan losses	(58,605)	(52,092)

	$2,933,754	$3,019,677

Impaired loans totaled approximately $133.2 million and $69.0 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, an allowance for loan loss of approximately $11.6 million was associated with $52.2 million of impaired loans. At December 31, 2009, an allowance for loan loss of approximately $9.2 million was associated with $63.7 million of impaired loans. The average aggregate balance of impaired loans for the three months ended September 30, 2010 and 2009 was approximately $92.6 million and $58.0 million, respectively. For the nine months ended September 30, 2010 and 2009, the average aggregate balance of impaired loans was approximately $98.4 million and $54.9 million, respectively. Interest income recorded on impaired loans for the three and nine months ended September 30, 2010 was $0.3 million and $1.0 million, respectively, and a nominal amount for each of the three and nine months ended September 30, 2009.

Non-accrual loans are a significant component of total impaired loans. Non-accrual loans were approximately $106.1 million and $69.0 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, an allowance for loan loss of approximately $5.7 million was associated with $25.0 million of non-accrual loans. At December 31, 2009, an allowance for loan loss of approximately $9.2 million was associated with $63.7 million of non-accrual loans. The average aggregate balance of non-accrual loans for the three months ended September 30, 2010 and 2009 was approximately $69.0 million and $58.0 million, respectively. For the nine months ended September 30, 2010 and 2009, the average aggregate balance of non-accrual loans was approximately $74.8 million and $54.9 million, respectively. Interest income recorded on non-accrual loans for the three and nine months ended September 30, 2010 and 2009 was nominal.

At September 30, 2010 and December 31, 2009, the Bank and PlainsCapital Leasing, LLC had loans of approximately $11.4 million and $0.2 million, respectively, that were more than 90 days past due, but upon which interest continued to accrue. Accrued interest receivable on these loans was $0.5 million at September 30, 2010 and a nominal amount at December 31, 2009.

3. Loans and Allowance for Loan Losses (continued)

Net investment in lease financing at September 30, 2010 and December 31, 2009 is shown in the following table (in thousands):

	September 30, 2010	December 31, 2009
Future minimum lease payments	$60,411	$83,390
Unguaranteed residual value	139	580
Guaranteed residual value	2,174	2,310
Initial direct costs, net of amortization	205	348
Unearned income	(6,124)	(8,540)

	$56,805	$78,088

Changes in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$56,375	$31,778	$52,092	$40,672
Provision charged to operations	20,449	14,310	53,649	39,073
Net charge-offs
Loans charged-off	(18,487)	(6,580)	(47,889)	(40,776)
Recoveries on previously charged-off loans	268	291	753	830

Net charge-offs	(18,219)	(6,289)	(47,136)	(39,946)

Balance at end of period	$58,605	$39,799	$58,605	$39,799

4. Deposits

Deposits at September 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Noninterest-bearing demand	$210,959	$223,551
Interest-bearing:
NOW accounts	60,337	56,697
Money market	1,732,604	1,638,763
Demand	53,070	46,156
Savings	212,129	135,962
In foreign branches	105,821	166,746
Time - $100,000 and over	714,698	684,939
Time - brokered	443,144	106,790
Time - other	220,354	218,435

	$3,753,116	$3,278,039

5. Short-Term Borrowings

Short-term borrowings at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010	December 31, 2009
Federal funds purchased	$72,250	$150,075
Securities sold under agreements to repurchase	182,317	59,927
Federal Home Loan Bank notes	100,000	275,000
Treasury tax and loan note option account	3,051	3,076
Short-term bank loans	26,000	—

	$383,618	$488,078

Federal funds purchased and securities sold under agreements to repurchase generally mature daily, on demand or on some other short-term basis. The Bank and FSC execute transactions to sell securities under agreements to repurchase with both their customers and broker-dealers. Securities involved in these transactions are held by the Bank, FSC or the dealer. Information concerning federal funds purchased and securities sold under agreements to repurchase is shown in the following tables (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009
Average balance during the period	$223,420	$216,138
Average interest rate during the period	0.24%	0.37%

	September 30, 2010	December 31, 2009
Average interest rate at end of period	0.27%	0.21%
Securities underlying the agreements at end of period
Carrying value	$141,838	$65,838
Estimated fair value	$192,359	$67,075

The estimated fair value of securities underlying repurchase agreements above includes $49.6 million of securities owned by FSC customers and pledged to FSC as collateral for margin loans as of September 30, 2010. FSC is permitted to sell or re-pledge customer securities held as collateral for margin loans under the terms of the margin loan agreements between FSC and its customers.

FHLB notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following table (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009
Average balance during the period	$236,172	$199,267
Average interest rate during the period	0.64%	0.57%

	September 30, 2010	December 31, 2009
Average interest rate at end of period	0.43%	0.75%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts and other short-term operating activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at September 30, 2010 was 1.36%. No short-term bank loans were outstanding at December 31, 2009.

6. Notes Payable

Notes payable at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Federal Home Loan Bank Dallas advances	$—	$1,534
Revolving credit line with JPMorgan Chase not to exceed $17.7 million. Facility matures July 31, 2011, with interest payable quarterly.	16,700	17,000
Revolving credit line with JPMorgan Chase not to exceed $5.0 million. Facility matures July 31, 2011 with interest payable quarterly.	—	7,650
Term note with JPMorgan Chase, due July 31, 2011. Principal payments of $1.9 million and interest are payable quarterly.	5,738	—
Term note with JPMorgan Chase, due July 31, 2011. Principal payments of $0.5 million and interest are payable semi-annually.	3,000	3,500
Term note with JPMorgan Chase, due October 27, 2015. Principal payments of $25,000 and interest are payable quarterly.	500	500
Subordinated note with JPMorgan Chase, not to exceed $20 million. Facility matures October 27, 2015 with interest payable quarterly.	20,000	20,000
First Southwest nonrecourse notes, due January 25, 2035 with interest payable quarterly.	16,483	18,366

	$62,421	$68,550

The table above reflects July 2010 amendments (“July 2010 Amendments”) to loan agreements between PlainsCapital and JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) governing PlainsCapital’s revolving credit facilities and term notes. The July 2010 Amendments extended the maturity of PlainsCapital’s existing lines of credit and term notes expiring July 31, 2010 to July 31, 2011, converted certain borrowings under PlainsCapital’s existing lines of credit to term borrowings and reduced the aggregate borrowing capacity under PlainsCapital’s existing lines of credit from $30.0 million to $22.7 million without materially altering PlainsCapital’s available borrowing capacity. At September 30, 2010, PlainsCapital had $6.0 million of available borrowing capacity under its existing lines of credit.

In April 2010, PlainsCapital secured an amendment of the covenant in the JPMorgan Chase revolving credit line agreements regarding the Bank’s non-performing asset ratio. The amendment increased the permissible “non-performing asset ratio,” as defined in the JPMorgan Chase revolving credit line agreements, for the Bank to 3.50% from 2.50%, effective for compliance as of March 31, 2010. The July 2010 Amendments specify that the Bank must maintain a non-performing asset ratio of less than or equal to 3.50% on September 30 and December 31, 2010, 3.25% on March 31, 2011 and 3.00% on the last day of each fiscal quarter thereafter.

The Bank’s non-performing asset ratio at September 30, 2010, calculated in accordance with the JPMorgan Chase revolving credit line agreements, was 3.84%, which was greater than the permissible non-performing asset ratio of 3.50% at September 30, 2010. JPMorgan Chase has waived compliance with the non-performing asset ratio covenant at September 30, 2010.

7. Income Taxes

PlainsCapital’s effective tax rate was 43.5% and 36.5% for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, PlainsCapital’s effective tax rate was 36.5% and 35.7%, respectively. The increase in the effective tax rate for the three months ended September 30, 2010, compared to the corresponding period in 2009, is primarily attributable to higher pre-tax income and higher levels of nondeductible expenses.

PlainsCapital files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. PlainsCapital is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

8. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $3.5 million and $8.5 million at September 30, 2010 and December 31, 2009, respectively.

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

As a result of these SEC and DOJ investigations into industry-wide practices, FSC was initially named as a co-defendant in cases filed in several different federal courts by various state and local governmental entities suing on behalf of themselves and a purported class of similarly situated governmental entities and a similar set of lawsuits filed by various California local governmental entities suing on behalf of themselves and a purported class of similarly situated governmental entities. All claims asserted against FSC in these purported class actions were subsequently dismissed. The plaintiffs in these purported class actions have filed amended complaints in the United States District Court, Southern District of New York against other entities, and FSC is identified in these complaints not as a defendant, but as an alleged co-conspirator with the named defendants. The relief sought is unspecified monetary damages.

FSC is a defendant in seventeen lawsuits that were filed between July 2008 and September 2010 by several California public entities and one New York non-profit corporation that do not seek to certify a class. The Judicial Panel on Multidistrict Litigation has transferred or is in the process of transferring these cases to the United States District Court, Southern District of New York. The California plaintiffs allege violations of Section 1 of the Sherman Antitrust Act and the California Cartwright Act. The New York plaintiff alleges violations of Section 1 of the Sherman Antitrust Act and the New York Donnelly Act. The few allegations against FSC are very limited in scope and do not relate to transactions involving any of these plaintiffs. FSC filed an answer to the first sixteen lawsuits, will soon answer the latest lawsuit, and intends to defend itself vigorously in all of these individual actions. The relief sought is unspecified monetary damages.

PlainsCapital and subsidiaries are defendants in various other legal matters arising in the normal course of business. Management believes that the ultimate liability, if any, arising from these matters will not materially affect the consolidated financial statements.

Other Contingencies

PlainsCapital and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 19 years and under capital leases with remaining terms of 12 to 19 years. Future minimum payments under these leases have not changed significantly from the amounts reported at December 31, 2009 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 26, 2010. Rental expense under the operating leases was approximately $5.3 million and $4.9 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, rental expense was approximately $15.7 million and $13.3 million, respectively.

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

The Bank had in the aggregate outstanding unused commitments to extend credit of $838.1 million at September 30, 2010. The Bank had outstanding standby letters of credit of $53.0 million at September 30, 2010.

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

On March 18, 2010, PlainsCapital’s board of directors adopted the PlainsCapital Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan allows for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of PlainsCapital, its subsidiaries and outside directors of PlainsCapital. In the aggregate, 1.0 million shares of Original Common Stock may be issued pursuant to awards granted under the 2010 Plan.

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

Effective September 30, 2010, an employee of the Bank was granted 2,000 restricted stock units under the 2010 Plan. The restricted stock units vest in five years.

10. Stock-Based Compensation (continued)

Compensation cost related to the Stock Option Plans and the 2010 Plan was approximately $0.5 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, compensation cost was approximately $1.2 million and $0.8 million, respectively.

At September 30, 2010, unrecognized cost related to the Stock Option Plans was not significant. At September 30, 2010, PlainsCapital had 510,862 shares of unvested restricted stock. Unrecognized cost related to the restricted stock was $5.1 million at September 30, 2010. Substantially all of the unrecognized cost will be recognized as compensation cost ratably over the next six years. Except for those restricted shares granted to outside directors, the vesting of the restricted stock will automatically accelerate in full upon a change in control or the date upon which our common stock is listed and traded on an exchange registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). If the restricted stock vests on an accelerated basis, the remaining unrecognized cost related to the restricted stock would be recognized in noninterest expense immediately.

At September 30, 2010, a total of 166,881 shares were available for grant under the Stock Option Plans and 659,662 shares were available for grant under the 2010 Plan. PlainsCapital typically issues new shares upon exercise of option grants.

Information regarding the stock option plans for the nine months ended September 30, 2010 is as follows:

	2010
	Shares	Weighted Average Exercise Price
Outstanding, January 1	943,515	$8.50
Exercised	(93,334)	3.32
Cancellations and expirations	(90,453)	4.56

Outstanding, September 30	759,728	9.60

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

	At September 30, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$198,464	4%	$479,964	9.67%
Tier 1 capital (to risk-weighted assets)	153,640	4%	479,964	12.50%
Total capital (to risk-weighted assets)	307,281	8%	528,118	13.75%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$198,809	4%	$457,861	9.21%
Tier 1 capital (to risk-weighted assets)	154,135	4%	457,861	11.88%
Total capital (to risk-weighted assets)	308,270	8%	526,167	13.65%

	At December 31, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$184,958	4%	$461,109	9.97%
Tier 1 capital (to risk-weighted assets)	144,012	4%	461,109	12.81%
Total capital (to risk-weighted assets)	288,024	8%	506,148	14.06%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$185,146	4%	$437,442	9.45%
Tier 1 capital (to risk-weighted assets)	144,589	4%	437,442	12.10%
Total capital (to risk-weighted assets)	289,179	8%	502,666	13.91%

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

	At September 30, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$248,080	5%	$479,964	9.67%
Tier 1 capital (to risk-weighted assets)	230,461	6%	479,964	12.50%
Total capital (to risk-weighted assets)	384,101	10%	528,118	13.75%

	At December 31, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$231,197	5%	$461,109	9.97%
Tier 1 capital (to risk-weighted assets)	216,018	6%	461,109	12.81%
Total capital (to risk-weighted assets)	360,030	10%	506,148	14.06%

Pursuant to the net capital requirements of Rule 15c3-1 of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At September 30, 2010, FSC had net capital of $50.7 million; the minimum net capital requirement was $3.7 million; net capital maintained by FSC at September 30, 2010 was 27% of aggregate debits; and net capital in excess of the minimum requirement at September 30, 2010 was $47.0 million.

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

12. Shareholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At September 30, 2010, approximately $50.7 million of retained earnings was available for dividend declaration without prior approval from the Federal Reserve and the Texas Department of Banking.

PlainsCapital must receive the consent of the U.S. Treasury Department to increase the per share amount of dividends paid on our common stock until December 19, 2011, unless we redeem the preferred stock issued pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program.

13. Broker-Dealer and Clearing Organization Receivables and Payables

Broker/dealer and clearing organization receivables and payables at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Receivables
Securities borrowed	$139,633	$73,139
Securities failed to deliver	6,064	6,110
Clearing organizations	9,819	3,275
Due from dealers	61	190

	$155,577	$82,714

Payables
Securities loaned	$163,583	$86,207
Correspondents	22,665	17,370
Securities failed to receive	7,785	4,433
Clearing organizations	3,367	262

	$197,400	$108,272

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

At September 30, 2010, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $643.0 million, while the unpaid principal balance of those loans was $625.0 million. At December 31, 2009, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $430.8 million, while the unpaid principal balance of those loans was $419.5 million. The fair value excludes interest, which is reported as interest income on loans in the income statement.

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

At September 30, 2010, the Bank holds auction rate bonds purchased as a result of the First Southwest acquisition. The estimated fair value of the auction rate bonds was determined by a third-party valuation specialist using Level 3 inputs, primarily due to the lack of observable market data. Inputs for the valuation were developed using terms of the auction rate bonds, market interest rates, asset appropriate credit transition matrices and recovery rates and assumptions regarding the term to maturity of the auction rate bonds. The following table reconciles the beginning and ending balances of assets measured at fair value using Level 3 inputs (in thousands):

	Collateralized Mortgage Obligations	States and Political Subdivisions	Auction Rate Bonds	Total
Balance, January 1, 2010	$—	$3,839	$44,554	$48,393
Unrealized losses in other comprehensive income, net	—	—	(157)	(157)
Transfers to Level 2	(35,280)	(3,839)	—	(39,119)
Purchases, issuances and settlements, net	35,280	—	(21,702)	13,578

Balance, September 30, 2010	$—	$—	$22,695	$22,695

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

14. Fair Value Measurements (continued)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis, including changes in fair value for those instruments that are reported at fair value under an election under the Fair Value Option (in thousands):

	At September 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans held for sale	$—	$643,048	$—	$643,048
Securities available for sale	—	484,189	22,695	506,884
Trading securities	—	119,282	—	119,282
Derivative assets	—	5,890	—	5,890
Time deposits	—	1,107	—	1,107
Trading liabilities	—	4,118	—	4,118
Derivative liabilities	—	80	—	80

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$(1,502)	$—	$(1,502)	$2,184	$—	$2,184
Time deposits	—	(25)	(25)	—	(25)	(25)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$6,737	$—	$6,737	$5,159	$—	$5,159
Time deposits		(29)	(29)	—	(88)	(88)

PlainsCapital also determines the fair value of assets and liabilities on a non-recurring basis. For example, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans – PlainsCapital reports certain impaired loans at fair value through allocations of the allowance for loan losses. PlainsCapital determines fair value using Level 2 inputs consisting of observable loss experience for similar loans. At September 30, 2010, loans with a carrying amount of $52.2 million had been reduced by allocations of the allowance for loan losses of $11.6 million, resulting in a reported fair value of $40.6 million.

Other Real Estate Owned – PlainsCapital reports other real estate owned at fair value through use of valuation allowances that are charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation allowances are charged against earnings. PlainsCapital determines fair value using Level 2 inputs consisting of independent appraisals. At September 30, 2010, the estimated fair value of other real estate owned was $16.2 million.

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

14. Fair Value Measurements (continued)

The estimated fair values of PlainsCapital’s financial instruments are shown below (in thousands):

	At September 30, 2010		At December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and short-term investments	$118,923	$118,923	$160,367	$160,367
Loans held for sale	644,389	644,389	432,202	432,202
Securities	865,870	872,838	545,737	546,611
Loans, net	2,933,754	2,970,111	3,019,677	3,053,759
Broker-dealer and clearing organization receivables	155,577	155,577	82,714	82,714

Fee award receivable	19,539	19,539	20,504	20,504
Cash surrender value of life insurance policies	22,148	22,148	21,379	21,379
Interest rate swaps and interest rate lock commitments (“IRLCs”)	5,890	5,890	1,851	1,851
Accrued interest receivable	15,437	15,437	15,876	15,876

Financial liabilities
Deposits	3,753,116	3,762,708	3,278,039	3,285,796
Broker-dealer and clearing organization payables	197,400	197,400	108,272	108,272
Other trading liabilities	4,118	4,118	3,019	3,019
Short-term borrowings	383,618	383,618	488,078	488,078
Debt	129,433	129,433	135,562	135,562

Forward purchase commitments	80	80	(271)	(271)
Accrued interest payable	6,665	6,665	5,661	5,661

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 14, PrimeLending elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides PrimeLending the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. PrimeLending provides IRLCs to its customers and executes forward purchase commitments to sell mortgage loans. The fair values of both IRLCs and purchase commitments are recorded in other assets or other liabilities, as appropriate. Changes in the fair values of these derivative instruments produced net gains of approximately $2.4 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, changes in the fair value of these instruments produced net gains of approximately $3.5 million and $1.4 million, respectively. The net gains or losses were recorded as a component of gain on sale of loans.

15. Derivative Financial Instruments (continued)

Derivative positions at September 30, 2010 and December 31, 2009 are presented in the following table (in thousands):

	At September 30, 2010		At December 31, 2009
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging derivative instruments
IRLCs	$769,059	$5,652	$256,285	$(511)
Interest rate swaps	1,969	153	9,469	(1)
Forward purchase commitments	619,665	5	200,467	2,634

The Bank recorded unrealized gains (losses), net of reclassifications adjustments, on the swaps designated as cash flow hedges in other comprehensive income as shown in the following table (in thousands):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	(52)	18	(34)	(5)	2	(3)

Other comprehensive income (loss)	$(52)	$18	$(34)	$(5)	$2	$(3)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	(75)	26	(49)	(14)	5	(9)

Other comprehensive income (loss)	$(75)	$26	$(49)	$(14)	$5	$(9)

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

During the third quarter of 2009, PlainsCapital changed its reporting of segment results. Previously, the operations of PlainsCapital and its remaining subsidiaries not discussed in the previous paragraph (collectively, the “Holding Company”) were not allocated to the segments. Beginning in the third quarter of 2009, we adopted a new procedure for determining segment results. First, we eliminated intercompany transactions from the segments and certain noninterest expenses from the Bank. Second, we allocated the net expenses of the Holding Company among the three reporting segments based upon each segment’s relative net income. Finally, we reallocated those noninterest expenses removed from the Bank above among the three segments based upon the annual determination of senior managers regarding the allocation of management time and resources. Senior management believes this procedure assists with the allocation of corporate resources and decisions regarding capital investment.

Balance sheet amounts for the Holding Company are included in “All Other and Eliminations.” We have adjusted segment results for prior periods for comparison purposes to reflect the change described above.

16. Segment and Related Information (continued)

The following tables present information about the revenues, profits and assets of PlainsCapital’s reportable segments (in thousands):

Income Statement Data

	Three Months Ended September 30, 2010
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$54,360	$7,366	$3,373	$(8,982)	$56,117
Interest expense	9,204	13,092	881	(13,263)	9,914

Net interest income (expense)	45,156	(5,726)	2,492	4,281	46,203
Provision for loan losses	20,550	(101)	—	—	20,449
Noninterest income	9,463	91,313	25,036	(4,414)	121,398
Noninterest expense	30,967	72,201	25,954	(149)	128,973

Net income before taxes	3,102	13,487	1,574	16	18,179
Income tax provision	1,349	5,866	685	—	7,900

Consolidated net income	1,753	7,621	889	16	10,279
Less: net income attributable to noncontrolling interest	—	130	72	—	202

Net income attributable to PlainsCapital Corporation	$1,753	$7,491	$817	$16	$10,077

	Nine Months Ended September 30, 2010
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$159,511	$18,646	$8,588	$(22,268)	$164,477
Interest expense	27,577	34,284	2,545	(35,107)	29,299

Net interest income (expense)	131,934	(15,638)	6,043	12,839	135,178
Provision for loan losses	53,015	634	—	—	53,649
Noninterest income	28,900	211,473	71,910	(13,257)	299,026
Noninterest expense	88,163	177,758	72,620	(468)	338,073

Net income before taxes	19,656	17,443	5,333	50	42,482
Income tax provision	7,178	6,370	1,948	—	15,496

Consolidated net income	12,478	11,073	3,385	50	26,986
Less: net income attributable to noncontrolling interest	—	350	222	—	572

Net income attributable to PlainsCapital Corporation	$12,478	$10,723	$3,163	$50	$26,414

16. Segment and Related Information (continued)

Income Statement Data

	Three Months Ended September 30, 2009
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$50,030	$5,066	$2,243	$(5,899)	$51,440
Interest expense	10,301	7,383	827	(7,681)	10,830

Net interest income (expense)	39,729	(2,317)	1,416	1,782	40,610
Provision for loan losses	14,310	—	—	—	14,310
Noninterest income	6,414	52,484	29,425	(1,934)	86,389
Noninterest expense	23,776	46,689	27,045	(171)	97,339

Net income before taxes	8,057	3,478	3,796	19	15,350
Income tax provision	2,942	1,270	1,386	—	5,598

Consolidated net income	5,115	2,208	2,410	19	9,752
Less: net income attributable to noncontrolling interest	—	—	70	—	70

Net income attributable to PlainsCapital Corporation	$5,115	$2,208	$2,340	$19	$9,682

	Nine Months Ended September 30, 2009
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$145,706	$11,252	$6,358	$(13,370)	$149,946
Interest expense	30,514	14,618	2,622	(15,762)	31,992

Net interest income (expense)	115,192	(3,366)	3,736	2,392	117,954
Provision for loan losses	39,073	—	—	—	39,073
Noninterest income	15,273	163,609	72,372	(2,834)	248,420
Noninterest expense	74,597	127,759	69,683	(497)	271,542

Net income before taxes	16,795	32,484	6,425	55	55,759
Income tax provision	5,995	11,595	2,294	—	19,884

Consolidated net income	10,800	20,889	4,131	55	35,875
Less: net income attributable to noncontrolling interest	—	—	126	—	126

Net income attributable to PlainsCapital Corporation	$10,800	$20,889	$4,005	$55	$35,749

16. Segment and Related Information (continued)

Balance Sheet Data

	September 30, 2010
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$90,249	$54,515	$5,054	$(55,561)	$94,257
Loans held for sale	1,341	643,048	—	—	644,389
Securities	746,588	—	119,282	—	865,870
Loans, net	3,369,803	2,318	224,578	(662,945)	2,933,754
Broker-dealer and clearing organization receivables	—	—	155,577	—	155,577
Investment in subsidiaries	223,951	—	—	(223,951)	—
Goodwill and other intangible assets, net	7,865	23,706	18,294	—	49,865
Other assets	214,415	27,219	60,339	46,559	348,532

Total assets	$4,654,212	$750,806	$583,124	$(895,898)	$5,092,244

Deposits	$3,793,348	$—	$62,230	$(102,462)	$3,753,116
Broker-dealer and clearing organization payables	—	—	197,400	—	197,400
Short-term borrowings	227,033	—	156,585	—	383,618
Notes payable	45,550	607,940	19,407	(610,476)	62,421
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	48,993	62,827	67,173	3,449	182,442
PlainsCapital Corporation shareholders’ equity	539,288	79,786	80,329	(253,797)	445,606
Noncontrolling interest	—	253	—	376	629

Total liabilities and shareholders’ equity	$4,654,212	$750,806	$583,124	$(895,898)	$5,092,244

	December 31, 2009
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$139,579	$42,593	$11,017	$(44,866)	$148,323
Loans held for sale	1,442	430,760	—	—	432,202
Securities	521,554	—	24,183	—	545,737
Loans, net	3,296,336	—	154,123	(430,782)	3,019,677
Broker-dealer and clearing organization receivables	—	—	82,714	—	82,714
Investment in subsidiaries	226,297	—	—	(226,297)	—
Goodwill and other intangible assets, net	7,871	23,706	19,919	—	51,496
Other assets	198,927	14,626	45,254	31,813	290,620

Total assets	$4,392,006	$511,685	$337,210	$(670,132)	$4,570,769

Deposits	$3,274,900	$—	$64,911	$(61,772)	$3,278,039
Broker-dealer and clearing organization payables	—	—	108,272	—	108,272
Short-term borrowings	488,078	—	—	—	488,078
Notes payable	68,511	407,430	22,329	(429,720)	68,550
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	42,297	38,529	66,276	(10,443)	136,659
PlainsCapital Corporation shareholders’ equity	518,220	65,677	75,422	(236,819)	422,500
Noncontrolling interest	—	49	—	1,610	1,659

Total liabilities and shareholders’ equity	$4,392,006	$511,685	$337,210	$(670,132)	$4,570,769

17. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income applicable to PlainsCapital Corporation common shareholders	$8,683	$8,301	$22,242	$31,430
Less: income applicable to participating securities	319	309	803	1,168

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$8,364	$7,992	$21,439	$30,262

Weighted-average common shares, including participating securities	32,681,560	32,474,643	32,652,395	32,462,334
Less: participating securities included in weighted-average shares	1,199,158	1,206,972	1,179,380	1,206,972

Weighted-average shares outstanding for basic earnings per common share	31,482,402	31,267,671	31,473,015	31,255,362

Basic earnings per common share	$0.27	$0.26	$0.68	$0.97

Income applicable to PlainsCapital Corporation common shareholders	$8,683	$8,301	$22,242	$31,430

Weighted-average shares outstanding	31,482,402	31,267,671	31,473,015	31,255,362
Dilutive effect of contingently issuable shares due to First Southwest acquisition	1,720,740	1,527,687	1,720,740	1,527,687
Dilutive effect of stock options and non-vested stock awards	191,223	419,599	265,619	358,775

Weighted-average shares outstanding for diluted earnings per common share	33,394,365	33,214,957	33,459,374	33,141,824

Diluted earnings per common share	$0.26	$0.25	$0.66	$0.95

PlainsCapital uses the two-class method prescribed by the Earnings per Share Topic of the ASC to compute earnings per common share. Participating securities include non-vested restricted stock and shares of PlainsCapital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition. In the third quarter of 2010, we adjusted the calculation of weighted-average shares outstanding under the two-class method. The adjustments did not have a material impact on reported earnings per share. PlainsCapital has retrospectively adjusted previously reported share and per share amounts to reflect the changes in the calculation of weighted-average shares outstanding for all periods presented.

The weighted-average shares outstanding used to compute diluted earnings per common share do not include outstanding options of 286,659 and 115,650 for the three and nine months ended September 30, 2010, respectively, and 57,000 and 180,489 for the three and nine months ended September 30, 2009. The exercise price of the excluded options exceeded the estimated average market price of PlainsCapital stock in the respective periods. Accordingly, the assumed exercise of the excluded options would have been antidilutive.

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

The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2010, and with our consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2010 (our “Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We make forward-looking statements regarding topics including our projected sources of funds, anticipated changes in our revenues or earnings, expectations regarding financial or other market conditions, the effects of government regulation applicable to our operations, the adequacy of our allowance for loan losses and provision for loan losses, expected levels of loan charge-offs, provision for loan losses and non-accrual loans, the collectibility of margin loans and the outcome of litigation.

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

(2) changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

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

For a more detailed discussion of these and other factors that may affect our business, see the discussion under the caption “Risk Factors” set forth in Item 1A of our Annual Report, the discussion under the caption “Risk Factors” set forth in Item 1A of Part II below and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

Overview

We are a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. As of September 30, 2010, on a consolidated basis, we had total assets of approximately $5.1 billion, total deposits of approximately $3.8 billion, total loans, including loans held for sale, of approximately $3.6 billion and shareholders’ equity of approximately $445.6 million. The Bank, one of our wholly owned subsidiaries, provides a broad array of products and services, including commercial banking, personal banking, wealth management and treasury management, from offices located throughout central, north and west Texas. In addition to the Bank, we have various subsidiaries with specialized areas of expertise that also offer an array of financial products and services such as mortgage origination and financial advisory services.

We have experienced significant balance sheet growth since our inception. During the nine-month period ended September 30, 2010, our assets increased by 11.41% driven by growth in loans held for sale and our securities portfolio. The increase in loans held for sale during the first nine months of 2010 was primarily the result of a sharp increase in loan originations from our mortgage origination business. We temporarily hold these mortgage loans for sale on our balance sheet. During the nine-month period ended September 30, 2010, our deposits increased by 14.49%, and our securities portfolio increased by 58.66%.

We generate revenue from net interest income and from noninterest income. Net interest income is the difference between interest income we earn on loans and securities and interest expense we incur on deposits and borrowings. Net interest income is a significant contributor to revenues and net income. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. During the first nine months of 2010, we generated $135.2 million in net interest income, a 14.60% increase over the nine-month period ended September 30, 2009. The increase in net interest income was primarily due to the growth in the aggregate principal amount of loans and securities that we own, as well as increased yields on our loan portfolio. Net interest margin is a measure of net interest income as a percentage of average interest-earning assets, which is comprised primarily of loans and securities we own. Our taxable equivalent net interest margin was 4.04% for the nine months ended September 30, 2010 versus 4.02% for the nine months ended September 30, 2009.

The other component of our revenue is noninterest income, which is primarily comprised of the following three components:

(i)	Mortgage loan origination fees and net gains from sale of loans. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the first nine months of 2010, we generated $211.7 million in mortgage loan origination fees and net gains from sale of loans, a 28.96% increase compared to the nine-month period ended September 30, 2009. This increase in income was primarily due to a higher volume of mortgage originations for home purchases due to increased personnel and market share during the first nine months of 2010, as well as increased mortgage refinancing activity related to a favorable interest rate environment during the nine months ended September 30, 2010 compared to the corresponding period of 2009.

(ii)	Investment advisory fees and commissions and securities brokerage fees and commissions. Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We earned $69.5 million and $68.5 million in investment advisory fees and commissions and securities brokerage fees and commissions during the nine months ended September 30, 2010 and September 30, 2009, respectively.

(iii)	Service charges on depositor accounts. We generate fees associated with offering depository services to our banking customers. We earned $6.5 million and $6.7 million in service charges on depositor accounts during the nine months ended September 30, 2010 and September 30, 2009, respectively.

In the aggregate, we generated $299.0 million and $248.4 million in noninterest income during the nine months ended September 30, 2010 and 2009, respectively. The increase in noninterest income was primarily due to an increase in realized gains on the sale of loans. The contribution of noninterest income to net revenues (net interest income plus noninterest income) was approximately 68.87% during the nine months ended September 30, 2010 versus 67.81% during the nine months ended September 30, 2009.

Offsetting our revenues are noninterest expenses we incur through the operations of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Segment and Related Information

We have three reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank and PlainsCapital Leasing, LLC. The operations of PrimeLending comprise the mortgage origination segment. The financial advisory segment is comprised of First Southwest and Hester Capital. The principal subsidiaries of First Southwest are FSC, a broker-dealer registered with the SEC and FINRA, and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940.

Our reportable segments also serve as reporting units for the purpose of testing our goodwill for impairment. None of our reporting units are currently at risk of failing the Step 1 impairment test prescribed in the Goodwill Subtopic of the FASB Accounting Standards Codification.

During 2009, PlainsCapital changed its reporting of segment results. We describe this change in Note 16 to our unaudited consolidated financial statements. Segment net revenue percentages reflect net revenue from external customers.

How We Generate Revenue and Net Income

We derive our revenue and net income primarily from the banking segment and the mortgage origination segment, while the remainder of our revenue and net income is generated from the financial advisory segment. The banking segment provides primarily business banking and personal banking products and services. Approximately 37.01% and 35.57% of our net revenue, and 46.32% and 30.15% of our net income, were derived from the banking segment for the nine months ended September 30, 2010 and 2009, respectively. The banking segment generates revenue from earning assets, and its results of operations are primarily dependent on net interest income. Net interest income represents the difference between the income earned on the banking segment’s assets, including its loans and investment securities, and the banking segment’s cost of funds, including the interest paid by the banking segment on its deposits and borrowings that are used to support the banking segment’s assets. The banking segment also derives revenue from other sources, primarily service charges on customer deposit accounts and trust fees.

The mortgage origination segment generated approximately 45.06% and 43.68% of our net revenue, and 41.11% and 58.32% of our net income, for the nine months ended September 30, 2010 and 2009, respectively. The mortgage origination segment offers a variety of loan products from offices in 32 states, and generates revenue primarily from fees charged on the origination of loans and from selling these loans in the secondary market.

We generate the remainder of our net revenue primarily from our financial advisory services. The financial advisory segment generated approximately 17.94% and 20.75% of our net revenue, and 12.57% and 11.53% of our net income, for the nine months ended September 30, 2010 and 2009, respectively. The majority of revenues in the financial advisory segment are generated from fees and commissions earned from investment advisory and securities brokerage services at First Southwest.

The fluctuations in the share of total net revenue provided by our banking and mortgage origination segments for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 generally reflect revenue growth in both the banking and mortgage origination segments, although net revenue grew slightly faster in the mortgage origination segment than the banking segment in the first nine months of 2010 compared with the corresponding period in 2009.

The fluctuations in the share of net income provided by our banking and mortgage origination segments for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 are primarily attributable to historically high levels of net income in the mortgage origination segment during 2009. Net income from the mortgage origination segment has moderated during 2010 primarily due to increased intercompany financing costs and, as a result, the relative contribution of the mortgage origination segment to our net income has declined in the first nine months of 2010 compared with the first nine months of 2009.

Operating Results

Consolidated net income for the third quarter of 2010 was $10.1 million, or $0.26 per diluted share, compared with $9.7 million, or $0.25 per diluted share, for the third quarter of 2009. We had net income of $26.4 million, or $0.66 per diluted share, for the nine months ended September 30, 2010, compared with $35.7 million, or $0.95 per diluted share, for the nine months ended September 30, 2009.

We consider the ratios shown in the table below to be key indicators of our performance:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Nine Months Ended September 30, 2009
Return on average shareholders’ equity	8.22%	7.50%	11.56%

Return on average assets	0.73%	0.71%	1.11%

Net interest margin (taxable equivalent)	4.04%	4.00%	4.02%

Leverage ratio	9.21%	9.45%	9.98%

Efficiency ratio	77.86%	77.14%	74.09%

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

The changes in our earnings during the periods described above are primarily attributable to the factors listed below (in thousands):

	Earnings Increase (Decrease)	Earnings Increase (Decrease)
	Three Months Ended September 30, 2010 v. 2009	Nine Months Ended September 30, 2010 v. 2009
Net interest income	$5,593	$17,224
Provision for loan loss	(6,139)	(14,576)
Mortgage loan origination fees and net gains from sale of loans	38,840	47,535
Investment advisory and brokerage fees and commissions	(1,904)	950
Noninterest expense	(31,634)	(66,531)
All other (including tax effects)	(4,361)	6,063

	$395	$(9,335)

Net Interest Income

The following table summarizes the components of net interest income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2010	2009	2010 v. 2009	2010	2009	2010 v. 2009
Interest income
Loans, including fees	$47,147	$46,157	$990	$138,941	$133,698	$5,243
Securities	5,239	2,109	3,130	13,826	6,800	7,026
Securities - tax exempt	2,040	1,648	392	7,153	5,081	2,072
Federal funds sold	19	42	(23)	39	75	(36)
Interest-bearing deposits with banks	204	40	164	587	65	522
Other securities	1,468	1,444	24	3,931	4,227	(296)

Total interest income	56,117	51,440	4,677	164,477	149,946	14,531

Interest expense
Deposits	7,794	8,218	(424)	22,262	24,221	(1,959)
Notes payable and other borrowings	2,120	2,612	(492)	7,037	7,771	(734)

Total interest expense	9,914	10,830	(916)	29,299	31,992	(2,693)

Net interest income	$46,203	$40,610	$5,593	$135,178	$117,954	$17,224

Net interest income increased $5.6 million for the third quarter of 2010 and $17.2 million for the nine months ended September 30, 2010 compared with the corresponding periods in 2009. The increase in net interest income for both periods was primarily due to growth in the loan and investment securities portfolios and higher yields on the investment securities portfolio in the banking segment compared to the corresponding periods of 2009.

Noninterest Income

Noninterest income was $121.4 million for the third quarter of 2010 compared with $86.4 million in the third quarter of 2009, an increase of $35.0 million. Noninterest income was $299.0 million for the nine months ended September 30, 2010 compared with $248.4 million in the corresponding period in 2009, an increase of $50.6 million. The increase for both periods was primarily due to increased income from loan originations and net gains on the sale of loans in the mortgage origination segment. Higher mortgage loan origination volume resulted from increases in personnel and mortgage banking offices, which led to a greater share of the national market for mortgage originations. Increased income derived from investment advisory fees and commissions and securities brokerage fees and commissions in the financial advisory segment, as well as increases in intercompany financing fees in the banking segment, contributed to the increase in noninterest income for both periods.

Noninterest Expense

The following table summarizes noninterest expense for the periods indicated below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2010	2009	2010 v. 2009	2010	2009	2010 v. 2009
Noninterest expense
Employees’ compensation and benefits	$80,116	$61,379	$18,737	$210,456	$171,658	$38,798
Occupancy and equipment, net	14,771	12,923	1,848	42,957	36,166	6,791
Professional services	7,343	4,209	3,134	20,391	13,128	7,263
Deposit insurance premium	1,364	1,120	244	4,114	5,168	(1,054)
Repossession and foreclosure	3,453	1,871	1,582	7,507	3,984	3,523
Other	21,926	15,837	6,089	52,648	41,438	11,210

Total noninterest expense	$128,973	$97,339	$31,634	$338,073	$271,542	$66,531

Noninterest expense increased $31.6 million for the third quarter of 2010 and $66.5 million for the nine months ended September 30, 2010 compared with the corresponding periods in 2009. The largest components of these increases were employees’ compensation and benefits, occupancy and equipment expenses, net of rental income, professional services and other expenses.

Employees’ compensation and benefits increased $18.7 million for the third quarter of 2010 and $38.8 million for the nine months ended September 30, 2010 compared with the corresponding periods in 2009. The increase was primarily attributable to the mortgage origination segment resulting from increased staffing levels for the additional mortgage banking offices opened during 2009 and 2010, as well as higher commission costs due to higher revenues subject to commissions.

Occupancy and equipment expenses, net of rental income, increased $1.8 million for the third quarter of 2010 and $6.8 million for the nine months ended September 30, 2010 compared with the corresponding periods in 2009. The increase was primarily attributable to the mortgage origination segment resulting from costs incurred on the additional mortgage banking offices added during 2009 and 2010.

Professional services increased $3.1 million for the third quarter of 2010 and $7.3 million for the nine months ended September 30, 2010 compared to the corresponding periods in 2009. Among the factors contributing to the increase in professional services were increased legal fees and appraisal and inspection fees attributable to the mortgage origination segment and higher legal fees attributable to increased collection and foreclosure activity in the banking segment.

Repossession and foreclosure expenses increased $1.6 million for the third quarter of 2010 and $3.5 million for the nine months ended September 30, 2010 compared to the corresponding periods in 2009. The increase for both periods was due to carrying costs on residential properties totaling $1.0 million. Increased valuation allowances taken against foreclosed real estate also contributed to the increase in repossession and foreclosure expenses.

Other expenses increased $6.1 million for the third quarter of 2010 and $11.2 million for the nine months ended September 30, 2010 compared with the corresponding periods in 2009. The increase was primarily attributable to the mortgage origination segment resulting from increases in loan funding fees and unreimbursed closing costs resulting from increased mortgage loan originations and to amortization of intangible assets in the financial advisory segment.

Lines of Business

Banking Segment

The following table summarizes the results for the banking segment for the indicated periods (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2010	2009	2010 v. 2009	2010	2009	2010 v. 2009
Net interest income	$45,156	$39,729	$5,427	$131,934	$115,192	$16,742
Provision for loan losses	20,550	14,310	6,240	53,015	39,073	13,942
Noninterest income	9,463	6,414	3,049	28,900	15,273	13,627
Noninterest expense	30,967	23,776	7,191	88,163	74,597	13,566

Net income before taxes	3,102	8,057	(4,955)	19,656	16,795	2,861
Income tax provision	1,349	2,942	(1,593)	7,178	5,995	1,183

Net income	$1,753	$5,115	$(3,362)	$12,478	$10,800	$1,678

Net income was $1.8 million for the third quarter of 2010 and $12.5 million for the nine months ended September 30, 2010, a decrease of $3.3 million compared to the third quarter of 2009, but an increase of $1.7 million compared to the nine months ended September 30, 2009. The decrease for the third quarter of 2010 compared to the corresponding period in 2009 was primarily due to the increase in the provision for loan losses and noninterest expense, partially offset by an increase in net revenue. The increase for the nine months ended September 30, 2010 compared to the corresponding period in 2009 was primarily due to increases in net revenue, offset by increases in the provision for loan losses and noninterest expense.

Net interest income increased $5.4 million for the third quarter of 2010 and $16.7 million for the nine months ended September 30, 2010. The increase for both periods was due primarily to increased interest income on the loan and investment securities portfolios, resulting from higher yields compared to the corresponding periods in 2009. Noninterest income increased $3.0 million for the third quarter of 2010 and $13.6 million for the nine months ended September 30, 2010. The increase for both periods was due primarily to the increase in intercompany financing fees.

Provision for loan losses increased $6.2 million for the third quarter of 2010 and $13.9 million for the nine months ended September 30, 2010 compared to the corresponding periods in 2009. The increase in the provision for loan losses for both periods was primarily a result of an increase in non-performing loans and net charge-offs due to continued challenging economic conditions.

Noninterest expense increased by $7.2 million for the third quarter of 2010 and $13.6 million for the nine months ended September 30, 2010 compared to the corresponding periods in 2009. The increases were primarily due to increases in employees’ compensation and benefits, repossession and foreclosure, and professional services expenses.

The following table summarizes the changes in the banking segment’s taxable equivalent net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands):

	Three Months Ended September 30, 2010 v. 2009			Nine Months Ended September 30, 2010 v. 2009
	Change Due To(1)			Change Due To(1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans	$1,370	$924	$2,294	$5,724	$2,678	$8,402
Investment securities(2)	2,226	621	2,847	5,662	2,658	8,320
Federal funds sold	(13)	(10)	(23)	(20)	(16)	(36)
Interest-bearing deposits in other financial institutions	111	54	165	303	228	531
Other securities	(41)	44	3	(28)	42	14

Total interest income(2)	3,653	1,633	5,286	11,641	5,590	17,231

Interest expense
Deposits	1,821	(2,219)	(398)	5,454	(7,269)	(1,815)
Notes payable and other borrowings	(415)	(101)	(516)	(472)	552	80

Total interest expense	1,406	(2,320)	(914)	4,982	(6,717)	(1,735)

Net interest income(2)	$2,247	$3,953	$6,200	$6,659	$12,307	$18,966

(1)	Changes attributable to both volume and yield/rate are included in yield/rate.
(2)	Taxable equivalent.

Taxable equivalent net interest income increased $6.2 million for the third quarter of 2010 compared with the corresponding period in 2009. Changes in yields earned and rates paid increased taxable equivalent net interest income by $4.0 million. Yields on the loan portfolio increased due to higher rate floors on renewed variable-rate loans. Yields on the investment securities portfolio increased due to the purchase of tax-exempt securities issued by political subdivisions of the State of Texas and collateralized mortgage obligations. The $2.3 million decrease in the rates paid on interest-bearing liabilities was primarily due to the decrease in market interest rates compared with the prevailing market rates in the third quarter of 2009. Increases in the volume of interest-earning assets, primarily in the loan and investment securities portfolios, increased taxable equivalent net interest income by $3.7 million, while increases in the volume of interest-bearing liabilities reduced taxable equivalent net interest income by $1.4 million.

Taxable equivalent net interest income increased $19.0 million for the nine months ended September 30, 2010 compared with the corresponding period in 2009. Changes in yields earned and rates paid increased taxable equivalent net interest income by $12.3 million. Changes in the yields earned, primarily in the loan and investment securities portfolios, increased net interest income by $5.6 million. Yields on the loan portfolio increased due to higher rate floors on renewed variable-rate loans, while the increase in yields on the investment securities portfolio resulted from the purchase of tax-exempt securities issued by political subdivisions of the State of Texas and collateralized mortgage obligations. The $6.7 million decrease in the rates paid on interest-bearing liabilities was primarily due to the decrease in market interest rates compared with the prevailing market rates in the first nine months of 2009. Increases in the volume of interest-earning assets, primarily in the loan and investment securities portfolios, increased taxable equivalent net interest income by $11.6 million, while increases in the volume of interest-bearing liabilities reduced taxable equivalent net interest income by $5.0 million.

The tables below provide additional details regarding the banking segment’s net interest income (dollars in thousands):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(1)	$3,384,934	$47,645	5.58%	$3,284,921	$45,351	5.48%
Investment securities - taxable	453,642	4,507	3.97%	221,173	2,054	3.71%
Investment securities - non-taxable(2)	203,608	2,725	5.35%	197,928	2,331	4.71%
Federal funds sold	23,280	19	0.32%	34,391	42	0.48%
Interest-bearing deposits in other financial institutions	248,221	199	0.32%	57,942	34	0.23%
Other securities	21,171	149	2.82%	29,400	146	1.99%

Interest-earning assets, gross	4,334,856	55,244	5.06%	3,825,755	49,958	5.18%
Allowance for loan losses	(52,424)			(35,764)

Interest-earning assets, net	4,282,432			3,789,991
Noninterest-earning assets	463,210			500,251

Total assets	$4,745,642			$4,290,242

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,649,926	7,809	0.85%	$2,982,771	8,207	1.09%
Notes payable and other borrowings	320,966	854	1.06%	462,269	1,370	1.18%

Total interest-bearing liabilities	3,970,892	8,663	0.87%	3,445,040	9,577	1.10%
Noninterest-bearing liabilities
Noninterest-bearing deposits	197,763			162,188
Other liabilities	41,672			155,159

Total liabilities	4,210,327			3,762,387
Shareholders’ equity	535,315			527,855

Total liabilities and shareholders’ equity	$4,745,642			$4,290,242

Net interest income(2)		$46,581			$40,381

Net interest spread(2)			4.19%			4.08%

Net interest margin(2)			4.26%			4.19%

(1)	Average loans include non-accrual loans and warehouse lines of credit to subsidiaries.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.9 million and $0.8 million for the third quarter of 2010 and 2009, respectively.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(1)	$3,326,555	$139,320	5.60%	$3,187,559	$130,918	5.49%
Investment securities - taxable	398,798	12,558	4.20%	223,573	6,692	3.99%
Investment securities - non-taxable(2)	210,984	9,718	6.14%	199,518	7,264	4.85%
Federal funds sold	16,139	39	0.32%	21,987	75	0.46%
Interest-bearing deposits in other financial institutions	199,075	577	0.39%	26,295	46	0.23%
Other securities	24,646	467	2.53%	26,285	453	2.30%

Interest-earning assets, gross	4,176,197	162,679	5.21%	3,685,217	145,448	5.28%
Allowance for loan losses	(51,763)			(31,686)

Interest-earning assets, net	4,124,434			3,653,531
Noninterest-earning assets	461,671			507,603

Total assets	$4,586,105			$4,161,134

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,344,534	22,331	0.89%	$2,729,682	24,146	1.18%
Notes payable and other borrowings	495,038	3,583	0.97%	571,912	3,503	0.82%

Total interest-bearing liabilities	3,839,572	25,914	0.90%	3,301,594	27,649	1.12%
Noninterest-bearing liabilities
Noninterest-bearing deposits	184,994			185,475
Other liabilities	33,894			157,130

Total liabilities	4,058,460			3,644,199
Shareholders’ equity	527,645			516,935

Total liabilities and shareholders’ equity	$4,586,105			$4,161,134

Net interest income(2)		$136,765			$117,799

Net interest spread(2)			4.31%			4.16%

Net interest margin(2)			4.38%			4.27%

(1)	Average loans include non-accrual loans and warehouse lines of credit to subsidiaries.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $3.2 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Mortgage Origination Segment

The following table summarizes the results for the mortgage origination segment for the indicated periods (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2010	2009	2010 v. 2009	2010	2009	2010 v. 2009
Net interest expense	$(5,726)	$(2,317)	$(3,409)	$(15,638)	$(3,366)	$(12,272)
Provision for loan losses	(101)	—	(101)	634	—	634
Noninterest income	91,313	52,484	38,829	211,473	163,609	47,864
Noninterest expense	72,201	46,689	25,512	177,758	127,759	49,999
Net income before taxes	13,487	3,478	10,009	17,443	32,484	(15,041)
Income tax provision	5,866	1,270	4,596	6,370	11,595	(5,225)
Net income	$7,621	$2,208	$5,413	$11,073	$20,889	$(9,816)

Net income was $7.6 million for the third quarter of 2010, an increase of $5.4 million compared to the third quarter of 2009, and $11.1 million for the nine months ended September 30, 2010, a decrease of $9.8 million compared to the nine months ended September 30, 2009. The increase for the third quarter of 2010 compared to the corresponding period in 2009 was primarily due to the increase in net revenue, partially offset by an increase in noninterest expense. The increase in net revenue was primarily due to increased net gains on the sale of loans, partially offset by a decrease in mortgage origination fees. The decrease in net income for the nine months ended September 30, 2010 compared to the corresponding period in 2009 was primarily due to an increase in intercompany financing costs.

Net interest expense increased $3.4 million for the third quarter of 2010 and $12.3 million for the nine months ended September 30, 2010. The increase for both periods was primarily due to increases in other interest expense, which related primarily to increases in intercompany financing costs.

Noninterest income increased $38.8 million for the third quarter of 2010 and $47.9 million for the nine months ended September 30, 2010. Increased income from loan originations and net gains on the sale of loans accounted for substantially all of the change in noninterest income.

Employees’ compensation and benefits increased $16.5 million for the third quarter of 2010 and $32.0 million for the nine months ended September 30, 2010 compared to the corresponding periods in 2009. The increase was attributable to increased staffing levels to support the additional mortgage banking offices opened during 2009 and 2010, as well as higher commission costs due to higher revenues subject to commissions. Other expenses increased $7.1 million for the third quarter of 2010 compared to the corresponding period in 2009, and increased $11.1 million for the nine months ended September 30, 2010 compared to the corresponding period in 2009. The increase for the nine months ended September 30, 2010 was primarily attributable to increases in legal fees due to regulatory compliance activities and litigation, as well as increased funding fees and unreimbursed closing costs.

Mortgage loan origination volume was $2.233 billion for the third quarter of 2010 compared to $1.339 billion for the third quarter of 2009, an increase of 66.77%. Mortgage loan origination volume was $5.169 billion for the nine months ended September 30, 2010 compared to $4.285 billion for the nine months ended September 30, 2009, an increase of 20.63%. Mortgage loan origination fees decreased $0.9 million for the third quarter of 2010 and $10.2 million for the nine months ended September 30, 2010 compared to the corresponding periods in 2009. The decrease for both periods was primarily due to lower fees on mortgage refinancing in response to competition and reductions in fees charged on conventional and jumbo loans. For the third quarter of 2010, refinancings and home purchases accounted by dollar volume for 48.8% and 51.2%, respectively, of the total mortgage loan origination volume. For the nine months ended September 30, 2010, refinancings and home purchases accounted by dollar volume for 36.5% and 63.5%, respectively, of total mortgage loan origination volume.

Financial Advisory Segment

The following table summarizes the results for the financial advisory segment for the indicated periods (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2010	2009	2010 v. 2009	2010	2009	2010 v. 2009
Net interest income	$2,492	$1,416	$1,076	$6,043	$3,736	$2,307
Noninterest income	25,036	29,425	(4,389)	71,910	72,372	(462)
Noninterest expense	25,954	27,045	(1,091)	72,620	69,683	2,937

Net income before taxes	1,574	3,796	(2,222)	5,333	6,425	(1,092)
Income tax provision	685	1,386	(701)	1,948	2,294	(346)

Net income	$889	$2,410	$(1,521)	$3,385	$4,131	$(746)

Net income was $0.9 million for the third quarter of 2010 and $3.4 million for the nine months ended September 30, 2010, which decreased $1.5 million and $0.7 million, respectively, compared to the corresponding periods in 2009. The decrease for the third quarter of 2010 compared to the corresponding period in 2009 was primarily due to the decrease in noninterest income, partially offset by the decrease in noninterest expense. The decrease for the nine months ended September 30, 2010 compared to the corresponding period in 2009 was primarily due to the increase in noninterest expense, partially offset by the increase in net interest income.

Net interest income increased $1.1 million for the third quarter of 2010 and $2.3 million for the nine months ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The increase resulted from higher customer margin loan balances and from an increased level of securities used to support sales, underwriting, and other customer activities.

The majority of noninterest income is generated from fees and commissions earned from investment advisory and securities brokerage activities, which decreased $4.4 million for the third quarter of 2010 and $0.5 million for the nine months ended September 30, 2010, respectively, compared to the corresponding periods in 2009. In September 2009, First Southwest received $3.1 million from the United States Attorney’s Office. First Southwest had made claims to recover its share of certain funds the U.S. government had recovered from its investigation of a stock fraud from which First Southwest incurred significant losses in 1997. The recovery was included in other noninterest income in the third quarter of 2009. Contingent fees of $0.5 million were paid to attorneys who assisted us with this recovery and were included in professional services expense in 2009.

Noninterest expense decreased $1.1 million for the third quarter of 2010, but increased $2.9 million for the nine months ended September 30, 2010 compared to the corresponding periods in 2009. Employees’ compensation and benefits accounted for the majority of the decrease in noninterest expense for the third quarter of 2010 compared to the corresponding period in 2009, which decreased $1.6 million. The decrease was attributable to a reduction in compensation expense related to noninterest revenue production during the third quarter of 2010. Other expenses accounted for the majority of the increase in noninterest expense for the nine months ended September 30, 2010 compared to the corresponding period in 2009. Other expenses increased $1.7 million for the nine months ended September 30, 2010 compared to the corresponding period in 2009, which was due primarily to the amortization of intangible assets that began in the second half of 2009.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2010 and as compared to December 31, 2009.

Securities Portfolio

The securities portfolio plays a role in the management of interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements, and the available for sale portion thereof serves as a source of liquidity. Historically, our policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. In connection with our acquisition of First Southwest, we purchased a portfolio of auction rate bonds for which an active market does not currently exist.

The securities portfolio consists of three major components: securities held to maturity, securities available for sale and trading securities. Securities are classified as held to maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value. Trading securities are carried at fair market value and are primarily held at First Southwest, which as a broker-dealer is required to carry its securities at fair value. These trading securities are used to support sales, underwriting and other customer activities. The table below summarizes our securities portfolio (in thousands):

	September 30, 2010	December 31, 2009
Securities held to maturity, at amortized cost
U. S. government agencies
Mortgage-backed securities	$11,850	$16,963
Collateralized mortgage obligations	32,914	50,533
States and political subdivisions	120,979	120,818
Auction rate bonds	73,961	105,699

	239,704	294,013

Securities available for sale, at fair value
U. S. government agencies
Bonds	50,044	—
Mortgage-backed securities	22,816	28,014
Collateralized mortgage obligations	389,212	145,361
States and political subdivisions	22,117	9,612
Auction rate bonds	22,695	44,554

	506,884	227,541

Trading securities, at fair value	119,282	24,183

Total securities portfolio	$865,870	$545,737

We had a net unrealized gain of $4.4 million related to the available for sale investment portfolio at September 30, 2010, compared with a net unrealized loss of $1.1 million at December 31, 2009.

The market value of securities held to maturity at September 30, 2010 was $7.0 million above book value. At December 31, 2009, the market value of held to maturity securities was $0.9 million above book value.

We hold securities issued by Access to Loans for Learning Student Loan Corporation that exceed 10% of our shareholders’ equity. The aggregate book value and aggregate market value of these securities at September 30, 2010, was $96.9 million and $95.8 million, respectively.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below (in thousands) and classified by type:

	September 30, 2010	December 31, 2009
Commercial and industrial	$1,218,185	$1,264,735
Lease financing	56,805	78,088
Construction and land development	351,726	402,876
Real estate	1,097,597	1,125,134
Securities (including margin loans)	227,067	152,145
Consumer	40,979	48,791

Loans, gross	2,992,359	3,071,769
Allowance for loan losses	(58,605)	(52,092)

Loans, net	$2,933,754	$3,019,677

Banking Segment

The banking segment’s loan portfolio constitutes the major earning asset of the banking segment and typically offers the banking segment its best alternative for obtaining the maximum interest spread above the cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s total loans, net of the allowance for loan losses, were $3.4 billion and $3.3 billion at September 30, 2010 and December 31, 2009, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending and First Southwest that are eliminated from net loans on our consolidated balance sheet.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At September 30, 2010, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate loan portfolio. The areas of concentration within our real estate portfolio were construction and land development loans and non-construction commercial real estate loans. At September 30, 2010, construction and land development loans were 12% of total loans, while non-construction commercial real estate loans were 27% of total loans. The banking segment’s loan concentrations were within regulatory guidelines as of September 30, 2010.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale, which does not include pipeline loans, were $643.0 million and $430.8 million as of September 30, 2010 and December 31, 2009, respectively. The $212.3 million increase in net loans at September 30, 2010 compared with December 31, 2009 was primarily attributable to internally generated growth that resulted in the opening of additional offices and market conditions that led to increased home purchases and refinance originations. PrimeLending was able to service the increased demand for home purchases and refinance loan originations due to the availability of warehouse financing through our banking segment.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are shown in the following table (in thousands):

	September 30, 2010	December 31, 2009
Loans held for sale
Unpaid principal balance	$625,025	$419,473
Fair value adjustment	18,023	11,287

	$643,048	$430,760

Pipeline loans
Unpaid principal balance	$769,059	$256,285
Fair value adjustment	5,652	(512)

	$774,711	$255,773

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. The financial advisory segment’s total loans, net of the allowance for loan losses, were $224.8 million as of September 30, 2010 and $154.1 million as of December 31, 2009. The $70.7 million increase from December 31, 2009 to September 30, 2010 is primarily attributable to increased borrowings in margin accounts held by First Southwest customers and correspondents.

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

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Homogenous loans, such as consumer installment, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. As of September 30, 2010, we had no material delinquencies in these types of loans.

While we believe we have sufficient allowance for our existing portfolio as of September 30, 2010, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $18.2 million for the third quarter of 2010 compared to $6.3 million for the third quarter of 2009. For the nine months ended September 30, 2010 and 2009, net charge-offs were $47.1 million and $39.9 million, respectively. Our allowance for loan losses totaled $58.6 million at September 30, 2010 and $52.1 million at December 31, 2009. The ratio of the allowance for loan losses to total loans held for investment at September 30, 2010 and December 31, 2009 was 1.96% and 1.70%, respectively.

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

The provision for loan losses, primarily in the banking segment, was $53.6 million for the nine months ended September 30, 2010; an increase of $14.5 million compared to the nine months ended September 30, 2009. The increase was primarily a result of a significant increase in non-performing loans and net charge-offs due to continued weak economic growth in the United States. These challenging economic conditions have resulted, at times, in sudden deterioration in the creditworthiness of some seasoned borrowers, and we have significantly increased the loan loss provision, as well as the allowance for loan losses, to address these circumstances. We expect the levels of non-performing loans, net charge-offs and provisions for loan losses for the fourth quarter of 2010 to be similar to the levels we have experienced in the first three quarters of 2010.

The following table presents the activity in our allowance for loan losses for the dates indicated (dollars in thousands). Substantially all of the activity shown below occurred within the banking segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$56,375	$31,778	$52,092	$40,672
Provisions charged to operating expenses	20,449	14,310	53,649	39,073
Recoveries of loans previously charged off
Commercial and industrial	92	190	207	681
Real estate	—	69	2	69
Construction and land development	23	20	38	23
Lease financing	—	—	—	10
Consumer	153	12	506	47

Total recoveries	268	291	753	830

Loans charged off
Commercial and industrial	4,008	4,771	23,879	32,701
Real estate	—	577	7,698	2,623
Construction and land development	13,728	869	14,294	2,798
Lease financing	—	241	452	1,367
Consumer	751	122	1,566	1,287

Total charge-offs	18,487	6,580	47,889	40,776

Net charge-offs	(18,219)	(6,289)	(47,136)	(39,946)

Balance at end of period	$58,605	$39,799	$58,605	$39,799

Net charge-offs to average loans outstanding	2.46%	0.80%	2.11%	1.75%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, are presented in the table below (dollars in thousands). Amounts shown in “Unallocated” include the portion of the allowance that is attributable to factors that cannot be distributed by type. Those factors include credit concentrations, trends in loan growth, and various other market, economic and regulatory considerations. As shown below, none of the allowance at September 30, 2010 is unallocated, primarily due to our efforts to attribute the various components of the allowance to loan type. We expect that the unallocated portion of the allowance will remain relatively small in future periods as we continue to refine the distribution of the allowance.

	September 30, 2010		December 31, 2009
	Reserve	% of Gross Loans	Reserve	% of Gross Loans
Commercial and industrial	$32,244	40.71%	$28,580	41.17%
Real estate (including construction and land development)	23,939	48.43%	12,357	49.74%
Lease financing	626	1.90%	1,114	2.54%
Securities (including margin loans)	1,280	7.59%	1,280	4.95%
Consumer	516	1.37%	469	1.60%
Unallocated	—		8,292

Total	$58,605	100.00%	$52,092	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. As of September 30, 2010, we had 23 credit relationships totaling $46.1 million in loans of this type which are not included in either the non-accrual or 90 days past due loan categories.

Non-Performing Assets

The following table presents the components of our non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2010	December 31, 2009	September 30, 2009
Loans accounted for on a non-accrual basis
Commercial and industrial	$35,009	$38,592	$25,695
Lease financing	5,852	3,835	4,337
Construction and land development	55,301	16,317	20,228
Real estate	9,892	10,279	12,290
Consumer	—	—	—

	$106,054	$69,023	$62,550

Non-performing loans as a percentage of total loans	2.92%	1.97%	1.80%

Other Real Estate Owned	$16,184	$17,531	$13,222

Other repossessed assets	$1,283	$2,538	$1,613

Non-performing assets	$123,521	$89,092	$77,385

Non-performing assets as a percentage of total assets	2.43%	1.95%	1.65%

Loans past due 90 days or more and still accruing	$11,407	$150	$150

Troubled debt restructurings included in performing loans	$6,800	$664	$—

At September 30, 2010, total non-performing assets increased $34.4 million to $123.5 million compared to $89.1 million at December 31, 2009, primarily due to an increase in non-accrual construction and land development loans. Non-accrual loans increased by $37.0 million to $106.0 million at September 30, 2010 compared to $69.0 million at December 31, 2009. Of these non-accrual loans, $35.0 million were characterized as commercial and industrial loans as of September 30, 2010, a decrease of $3.6 million compared to December 31, 2009. The commercial and industrial loans included seven loan relationships in a variety of industries with an aggregate balance of approximately $30.4 million. Collateral securing the loans includes accounts receivable, inventory, personal guarantees, and property, plant and equipment,

Non-accrual loans at September 30, 2010 also included $55.3 million characterized as construction and land development loans. Six loan relationships account for approximately $52.4 million of the construction and land development loans. Collateral securing the loans includes commercial land developments, residential land developments and unimproved land.

Non-accrual loans also included $9.9 million characterized as real estate loans, including four commercial real estate loan relationships totaling approximately $3.4 million and secured by unoccupied townhomes, occupied non-residential property and occupied industrial property.

Loans past due 90 days or more and still accruing interest increased $11.2 million to $11.4 million at September 30, 2010 compared to $0.2 million at December 31, 2009. The increase related to two residential construction and land development loans from a single customer relationship secured by unimproved land.

Loans in troubled debt restructurings bearing market rates of interest at the time of restructuring and performing in compliance with their modified terms are considered impaired in the calendar year of the restructuring. At September 30, 2010, troubled debt restructurings totaled $38.6 million; of which $6.8 million were included in performing loans and $31.8 million were included in non-accrual loans.

Other Real Estate Owned decreased $1.3 million to $16.2 million at September 30, 2010 compared to $17.5 million at December 31, 2009. At September 30, 2010, Other Real Estate Owned included $13.6 million of commercial real estate property consisting of single family residences under development and $2.6 million of residential lots at various levels of completion.

We would have recorded additional interest income of $3.8 million for each of the nine months ended September 30, 2010 and 2009, if non-accrual loans had been current during the respective periods.

Borrowings

Our borrowings as of September 30, 2010 and December 31, 2009 are shown in the table below (in thousands):

	September 30,	December 31,	Variance
	2010	2009	2010 v. 2009
Short-term borrowings	$383,618	$488,078	$(104,460)
Notes payable	62,421	68,550	(6,129)
Junior subordinated debentures	67,012	67,012	—
Other borrowings	11,804	12,128	(324)

	$524,855	$635,768	$(110,913)

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, as well as borrowings at the Federal Home Loan Bank. The $110.9 million decrease in short-term borrowings at September 30, 2010 compared with December 31, 2009 was due mostly to the purchase of brokered deposits, which had favorable pricing relative to the Federal Home Loan Bank and Federal Reserve. Our brokered deposits were $443.1 million at September 30, 2010, an increase of $336.3 million from December 31, 2009.

Notes payable is comprised of borrowings under term and revolving lines of credit with JPMorgan Chase and nonrecourse notes owed by First Southwest. As of September 30, 2010, our revolving lines of credit with JPMorgan Chase had an outstanding principal balance of $16.7 million and available borrowing capacity of $6.0 million. The loan agreements governing such revolving lines of credit require that the Bank comply with certain covenants, including a financial covenant that the Bank maintain a non-performing asset ratio, as defined in the JPMorgan Chase revolving credit line agreements, of less than or equal to 3.50% on September 30 and December 31, 2010, 3.25% on March 31, 2011, and 3.00% on the last day of each fiscal quarter thereafter. As of September 30, 2010, the Bank’s non-performing asset ratio was 3.84%. On November 8, 2010, we received a waiver from JPMorgan Chase regarding meeting such non-performing asset ratio requirement on the September 30, 2010 measurement date.

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

On December 19, 2008, we sold approximately $87.6 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series A and Series B Preferred Stock”), the aggregate liquidation preference of which is $92.0 million, to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The shares of Series B Preferred Stock were issued to the U.S. Treasury upon the exercise of a warrant issued in conjunction with the Series A Preferred Stock. The Series A and Series B Preferred Stock are senior to shares of our Original Common Stock with respect to dividends and liquidation preference. Under the terms of the Series A Preferred Stock, we are obligated to pay a 5% per annum cumulative dividend on the stated value of the preferred stock until February 14, 2014 and thereafter at a rate of 9% per annum. As long as shares of the Series A and Series B Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our common stock) unless all accrued and unpaid dividends on the preferred stock have been paid in full. Furthermore, prior to December 19, 2011, unless we have redeemed all of the preferred stock, the consent of the U.S. Treasury will be required to, among other things, increase the per share amount of dividends paid on our common stock. After December 19, 2011 and thereafter until December 19, 2018, the consent of the U.S. Treasury (if it still holds our preferred stock) will be required for any increase in the aggregate common stock dividends per share greater than 3% per annum. After December 19, 2018, we will be prohibited from paying dividends on, or repurchasing, any common stock until the preferred stock issued to the U.S. Treasury is redeemed in whole or the U.S. Treasury has transferred all of its preferred stock to third parties. If dividends on the preferred stock are not paid in full for six dividend periods, whether or not consecutive, the U.S. Treasury will have the right to elect two directors to our board of directors until all unpaid cumulative dividends are paid in full. The terms of the Series B Preferred Stock are identical to those described above for the Series A Preferred Stock except that (i) the dividend rate is 9% per annum and (ii) the Series B Preferred Stock may not be redeemed unless all of the Series A Preferred Stock is redeemed.

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

At September 30, 2010, we exceeded all regulatory capital requirements and were considered to be “well-capitalized” with a total capital to risk weighted assets ratio of 13.65%, Tier 1 capital to risk weighted assets ratio of 11.88% and a Tier 1 capital to average assets, or leverage, ratio of 9.21%. At September 30, 2010, the Bank was also considered to be “well-capitalized.” We discuss regulatory capital requirements in more detail in Note 11 to our consolidated financial statements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $118.9 million at September 30, 2010, a decrease of $41.5 million, or 25.87%, from $160.4 million at December 31, 2009. This decrease was primarily due to the net decrease in short-term borrowings, partially offset by the net increase in deposits and reduced payments on notes payable.

Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash used in operations during the first nine months of 2010 was $238.5 million, an increase in cash used of $101.2 million compared with the first nine months of 2009. Cash used in operations increased primarily due to an increase in trading securities and a decrease in broker-dealer and clearing payables at First Southwest.

Our primary use of funds is for the origination of loans, primarily commercial and industrial loans and real estate loans. Our loan portfolio at September 30, 2010, excluding loans held for sale and the allowance for loan losses, and net of unearned income, was $3.0 billion, a decrease of $79.4 million compared with $3.1 billion at December 31, 2009. The decrease in net loans was concentrated in commercial and industrial loans and construction and land development loans and reflects weak loan demand and our efforts to apply more stringent underwriting limits across the loan portfolio in response to current economic conditions.

Cash used in our investment activities, which was $189.7 million and $207.5 million for the nine months ended September 30, 2010 and 2009, respectively, included net purchases of securities for our investment portfolio during the nine months ended September 30, 2010, which were $215.8 million compared with net purchases of $56.3 million during the nine months ended September 30, 2009. The increase in net purchases of securities during the first nine months of 2010 compared to the first nine months in 2009 resulted from the purchase of both municipal securities, mortgage-related securities and other securities to take advantage of attractive yields and provide collateral for pledging. We sold approximately $191.8 million and $21.3 million of available for sale securities during the nine months ended September 30, 2010 and 2009, respectively.

Cash provided by financing activities was $386.8 million for the nine months ended September 30, 2010 compared with $444.8 million for the nine months ended September 30, 2009. The $58.0 million decrease was due mostly to the net decrease in short-term borrowings, partially offset by the net increase in deposits and reduced payments on notes payable.

We had deposits of $3.8 billion at September 30, 2010, an increase of $475.1 million, or 14.49%, from the level of deposits at December 31, 2009. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Within the deposit portfolio, brokered deposits, money market deposits, savings deposits and time deposits over $100,000 increased $336.3 million, $93.8 million, $76.2 million and $29.8 million, respectively from December 31, 2009 to September 30, 2010.

Our 15 largest depositors, excluding our indirect wholly owned subsidiary, First Southwest, accounted for approximately 20.08% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 11.63% of our total deposits at September 30, 2010. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $750.0 million maintained with the Bank. At September 30, 2010, PrimeLending had outstanding borrowings of $607.9 million against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with commercial banks of up to $160.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At September 30, 2010, FSC had borrowed approximately $26.0 million under these credit arrangements.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the following table reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on September 30, 2010 that will either be repriced in accordance with market rates, mature, or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

As illustrated in the following table, the banking segment is asset sensitive overall. Loans which adjust daily or monthly to the Wall Street Journal Prime rate comprise a large percentage of interest sensitive assets and are the primary cause of the banking segment’s asset sensitivity. To help neutralize interest rate sensitivity, the banking segment has kept the terms of most of its borrowings under one year. It also attempts to match longer term assets with certificates of deposit with terms of three to five years (dollars in thousands).

	September 30, 2010
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,444,235	$408,965	$343,507	$98,887	$131,929	$3,427,523
Securities	143,685	182,158	247,523	21,260	151,962	746,588
Federal funds sold	24,666	—	—	—	—	24,666
Other interest sensitive assets	27,890	—	—	—	—	27,890

Total interest sensitive assets	2,640,476	591,123	591,030	120,147	283,891	4,226,667

Interest sensitive liabilities:
Interest bearing checking	$1,334,556	$—	$—	$—	$—	$1,334,556
Savings	212,128	—	—	—	—	212,128
Time deposits	704,211	346,030	319,567	2,143	5,589	1,377,540
Notes payable & other borrowings	127,265	100,716	2,035	1,091	7,730	238,837

Total interest sensitive liabilities	2,378,160	446,746	321,602	3,234	13,319	3,163,061

Interest sensitivity gap	$262,316	$144,377	$269,428	$116,913	$270,572	$1,063,606

Cumulative interest sensitivity gap	$262,316	$406,693	$676,121	$793,034	$1,063,606

Percentage of cumulative gap to total interest
Sensitive assets	6.21%	9.62%	16.00%	18.76%	25.16%

The positive GAP in the interest rate sensitivity analysis indicates that banking segment net interest income would generally rise if rates increase. Because of inherent limitations in interest rate sensitivity analysis, the banking segment uses multiple interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine the effect on net interest income changes for the next 12 months. The banking segment also measures the effects of changes in interest rates on market value of equity by discounting projected cash flows of deposits and loans. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. We believe the simulation analysis presents a more accurate picture than the GAP analysis. Simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products. Also, unlike GAP analysis, simulation analysis takes into account the effect of embedded options in the securities and loan portfolios as well as any off-balance-sheet derivatives. The projected changes in net interest income at September 30, 2010 were in compliance with established policy guidelines.

The following table shows the estimated impact of increases and decreases in interest rates of 1%, 2% and 3% on net interest income and on market value of portfolio equity for the banking segment as of September 30, 2010 (dollars in thousands):

	September 30, 2010
	Changes In Net Interest Income		Changes in Market Value of Equity
Change in Interest Rates	Amount	Percent	Amount	Percent
Up 3%	$473	0.28%	$71,196	13.10%
Up 2%	$(3,924)	-2.29%	$58,336	10.73%
Up 1%	$(2,665)	-1.56%	$33,992	6.25%
Down 1%	$(4,210)	-2.46%	$(56,642)	-10.42%
Down 2%	$(6,814)	-3.98%	$(109,443)	-20.14%
Down 3%	$(7,572)	-4.42%	$(138,579)	-25.50%

The projected changes in net interest income and market value of equity to changes in interest rates at September 30, 2010 were in compliance with established policy guidelines. These projected changes in net interest income results are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

As a result of these SEC and DOJ investigations into industry-wide practices, FSC was initially named as a co-defendant in cases filed in several different federal courts by various state and local governmental entities suing on behalf of themselves and a purported class of similarly situated governmental entities and a similar set of lawsuits filed by various California local governmental entities suing on behalf of themselves and a purported class of similarly situated governmental entities. All claims asserted against FSC in these purported class actions were subsequently dismissed. The plaintiffs in these purported class actions have filed amended complaints in the United States District Court, Southern District of New York against other entities, and FSC is identified in these complaints not as a defendant, but as an alleged co-conspirator with the named defendants. The relief sought is unspecified monetary damages.

FSC is a defendant in seventeen lawsuits that were filed between July 2008 and September 2010 by several California public entities and one New York non-profit corporation that do not seek to certify a class. The Judicial Panel on Multidistrict Litigation has transferred or is in the process of transferring these cases to the United States District Court, Southern District of New York. The California plaintiffs allege violations of Section 1 of the Sherman Antitrust Act and the California Cartwright Act. The New York plaintiff alleges violations of Section 1 of the Sherman Antitrust Act and the New York Donnelly Act. The few allegations against FSC are very limited in scope and do not relate to transactions involving any of these plaintiffs. FSC filed an answer to the first sixteen lawsuits, will soon answer the latest lawsuit, and intends to defend itself vigorously in all of these individual actions. The relief sought is unspecified monetary damages.

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

The U.S. Congress and federal regulatory agencies frequently revise banking and securities laws, regulations and policies. On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly alters the regulation of financial institutions and the financial services industry. The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection (the “BCFP”) and requires the BCFP and other federal agencies to implement many provisions of the Dodd-Frank Act.

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

During the second quarter of 2010, the Bank received its 2008 Community Reinvestment Act Performance Evaluation from the Federal Reserve. Despite “high satisfactory” or “outstanding” ratings on the various components of the Community Reinvestment Act (“CRA”) rating, the Federal Reserve lowered the Bank’s overall CRA rating from “satisfactory” to “needs to improve,” as a result of alleged fair lending issues associated with our mortgage origination segment in prior years. Unless and until the Bank’s CRA rating improves, we, as a financial holding company, may not commence new activities that are “financial in nature” or acquire companies engaged in these activities. Our current CRA rating may also adversely affect the Bank’s ability to establish new branches.

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

During the third quarter of 2010, we issued 5,728 shares of our Original Common Stock upon the exercise of outstanding stock options at prices ranging from $6.69 to $7.58 per share. These options were awarded to employees pursuant to the exemption from compliance with the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Rule 701 promulgated thereunder. The issuance of shares of our Original Common Stock pursuant to the exercise of such options was therefore also exempted from registration under the Securities Act pursuant to Rule 701.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

As previously disclosed, we have two revolving lines of credit with JPMorgan Chase with a near-term maturity of July 31, 2011. Pursuant to such lines of credit, we had an aggregate outstanding principal balance of $16.7 million and an available borrowing capacity of $6.0 million as of November 1, 2010. The loan agreements governing such revolving lines of credit require that the Bank comply with certain covenants, including a financial covenant that the Bank maintain a non-performing asset ratio, as defined in the JPMorgan Chase revolving line of credit agreements, of less than or equal to 3.50% on September 30 and December 31, 2010, 3.25% on March 31, 2011, and 3.00% on the last day of each fiscal quarter thereafter. As of September 30, 2010, the Bank’s non-performing asset ratio was 3.84%, an amount in excess of the ratio permitted under the non-performing asset ratio covenants.

On November 8, 2010, we received a waiver from JPMorgan Chase regarding meeting such non-performing asset ratio requirement on the September 30, 2010 measurement date. Had we not received such waiver, we would have been in default under such revolving lines of credit, and JPMorgan Chase could have elected to accelerate our obligations pursuant to the revolving lines of credit and refused to advance additional funds to us under the revolving lines of credit.

Item 6.	Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

PLAINSCAPITAL CORPORATION

Date: November 9, 2010	By:	/s/ ALLEN CUSTARD
	Name:	Allen Custard
	Title:	Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: November 9, 2010	By:	/s/ JEFF ISOM
	Name:	Jeff Isom
	Title:	Executive Vice President of Finance and Accounting
(Principal accounting officer)

Exhibit Index

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	–	Third Amended and Restated Certificate of Formation of PlainsCapital Corporation.		10-Q	000-53629	3.1	10/21/09

3.2	–	Amended and Restated Bylaws of PlainsCapital Corporation.		8-K	000-53629	3.1	08/31/09

4.1	–	Letter Agreement and Securities Purchase Agreement—Standard Terms incorporated therein, dated as of December 19, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and the United States Department of the Treasury.		10	000-53629	4.1	04/17/09

4.2	–	Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.2	04/17/09

4.3	–	First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.3	04/17/09

4.4	–	Indenture, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association.		10	000-53629	4.4	04/17/09

4.5	–	First Supplemental Indenture, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.5	04/17/09

4.6	–	Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of August 7, 2006, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.6	04/17/09

4.7	–	Guarantee Agreement, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association, as trustee.		10	000-53629	4.7	04/17/09

4.8	–	First Amendment to Guarantee Agreement, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.8	04/17/09

4.9	–	Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.9	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.10	–	Indenture, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.10	04/17/09

4.11	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of March 26, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.11	04/17/09

4.12	–	Guarantee Agreement, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.12	04/17/09

4.13	–	Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.13	04/17/09

4.14	–	Indenture, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.14	04/17/09

4.15	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of September 17, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.15	04/17/09

4.16	–	Guarantee Agreement, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.16	04/17/09

4.17	–	Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, and Alan B. White, DeWayne Pierce, and Jeff Isom, as Administrative Trustees.		10	000-53629	4.17	04/17/09

4.18	–	Junior Subordinated Indenture, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.18	04/17/09

4.19	–	PlainsCapital Corporation (f/k/a Plains Capital Corporation) Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by PlainsCapital Corporation in favor of Wells Fargo Bank, N.A., as trustee of the PCC Statutory Trust IV.		10	000-53629	4.19	04/17/09

4.20	–	Guarantee Agreement, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.20	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.21	–	Registration Rights Agreement, dated as of December 31, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg, as Stockholders’ Representative.		10/A	000-53629	4.21	06/26/09

10.1	–	Agreement and Plan of Merger, dated as of November 7, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.1	04/17/09

10.2	–	First Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.2	04/17/09

10.3	–	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.3	04/17/09

10.4	–	Amended and Restated Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.4	04/17/09

10.5	–	First Amendment to Amended and Restated Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.5	04/17/09

10.6	–	Employment Agreement, effective as of December 31, 2008, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.6	04/17/09

10.7	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.7	04/17/09

10.8	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.8	04/17/09

10.9	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.9	04/17/09

10.10	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.10	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.11	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.11	04/17/09

10.12	–	Employment Agreement, dated as of December 18, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.1	07/08/09

10.13	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.2	07/08/09

10.14	–	Employment Agreement, dated as of April 1, 2010, between PlainsCapital Corporation and Roseanna McGill.		8-K	000-53629	10.1	03/23/10

10.15	–	Plains Capital Corporation Incentive Stock Option Plan, dated October 16, 1996 (the “1996 Incentive Stock Option Plan”).		10	000-53629	10.12	04/17/09

10.16	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 1998 (the “1998 Incentive Stock Option Plan”).		10	000-53629	10.13	04/17/09

10.17	–	Plains Capital Corporation Incentive Stock Option Plan, dated April 18, 2001 (the “2001 Incentive Stock Option Plan”).		10	000-53629	10.14	04/17/09

10.18	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 2003 (the “2003 Incentive Stock Option Plan”).		10	000-53629	10.15	04/17/09

10.19	–	Plains Capital Corporation 2005 Incentive Stock Option Plan, dated April 20, 2005.		10	000-53629	10.16	04/17/09

10.20	–	Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008.		10	000-53629	10.17	04/17/09

10.21	–	PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	08/31/09

10.22	–	PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.2	03/23/10

10.23	–	PNB Financial Bank Supplemental Executive Pension Plan, effective as of January 1, 2008.		10	000-53629	10.18	04/17/09

10.24	–	First Amendment to PlainsCapital Bank Supplemental Executive Pension Plan, effective as of March 19, 2009.		10	000-53629	10.19	04/17/09

10.25	–	Plains Capital Corporation Employee Stock Ownership Plan, effective January 1, 2004 and as amended and restated as of January 1, 2006.		10	000-53629	10.20	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.26	–	First Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, effective as of January 1, 2007.		10	000-53629	10.21	04/17/09

10.27	–	Second Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, dated as of December 1, 2008.		10	000-53629	10.22	04/17/09

10.28	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Isom, Schaffner and White on December 17, 2008.		10	000-53629	10.23	04/17/09

10.29	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Custard and Feinberg, effective as of December 31, 2008.		10	000-53629	10.24	04/17/09

10.30	–	Form of Stock Option Agreement under the 1996 Incentive Stock Option Plan.		10	000-53629	10.25	04/17/09

10.31	–	Form of Stock Option Agreement under the 1998 Incentive Stock Option Plan.		10	000-53629	10.26	04/17/09

10.32	–	Form of Stock Option Agreement under the 2001 Incentive Stock Option Plan.		10	000-53629	10.27	04/17/09

10.33	–	Form of Stock Option Agreement under the 2003 Incentive Stock Option Plan.		10	000-53629	10.28	04/17/09

10.34	–	Form of Stock Option Agreement under the PlainsCapital Corporation 2005 Incentive Stock Option Plan.		10	000-53629	10.29	04/17/09

10.35	–	Form of Stock Option Agreement under the Amended and Restated PlainsCapital Corporation 2007 Nonqualified and Incentive Stock Option Plan.		10	000-53629	10.30	04/17/09

10.36	–	Form of Restricted Stock Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.3	03/23/10

10.37	–	Form of Restricted Stock Unit Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.4	03/23/10

10.38	–	Amended and Restated Subordinate Credit Agreement, dated as of December 19, 2007, between JP Morgan Chase Bank, N.A. and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.31	04/17/09

10.39	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.32	10/21/09

10.40	–	Third Amended and Restated Subordinate Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.33	10/21/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.41	–	Amended and Restated Loan Agreement, dated as of October 1, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.33	04/17/09

10.42	–	First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2002, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.34	04/17/09

10.43	–	Second Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.35	04/17/09

10.44	–	Third Amendment to Amended and Restated Loan Agreement, dated as of June 1, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.36	04/17/09

10.45	–	Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 21, 2005, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.37	04/17/09

10.46	–	Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 16, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.38	04/17/09

10.47	–	Sixth Amendment to Amended and Restated Loan Agreement, dated as of December 19, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.39	04/17/09

10.48	–	Seventh Amendment to Amended and Restated Loan Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.41	10/21/09

10.49	–	Eighth Amendment to Amended and Restated Loan Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	04/29/10

10.50	–	Ninth Amendment to Amended and Restated Loan Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/05/10

10.51	–	Commercial Pledge and Security Agreement, dated as of November 1, 2000, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) for the benefit of JPMorgan Chase Bank, NA (f/k/a Bank One, Texas N.A.).		10	000-53629	10.40	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.52	–	Fifth Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	08/05/10

10.53	–	Loan Agreement, dated as of September 22, 2004, between JPMorgan Chase Bank, NA (f/k/a Bank One, NA) and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.42	04/17/09

10.54	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.45	10/21/09

10.55	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.6	08/05/10

10.56	–	Second Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.7	08/05/10

10.57	–	Loan Agreement, dated as of October 27, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.44	04/17/09

10.58	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.48	10/21/09

10.59	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.8	08/05/10

10.60	–	Fourth Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.9	08/05/10

10.61	–	Credit Agreement, dated as of October 13, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, N.A.		10	000-53629	10.47	04/17/09

10.62	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.51	10/21/09

10.63	–	Modification Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.2	04/29/10

10.64	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.3	08/05/10

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.65	–	Third Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.4	08/05/10

10.66	–	Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.5	08/05/10

10.67	–	Office Lease, dated as of February 7, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.49	04/17/09

10.68	–	First Amendment to Office Lease, dated as of April 3, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.50	04/17/09

10.69	–	Second Amendment to Office Lease, dated as of November 14, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and H/H Victory Holdings, L.P.		10	000-53629	10.51	04/17/09

10.70	–	Waiver Letter, dated as of October 16, 2009, from JPMorgan Chase Bank, NA to PlainsCapital Corporation.		10-Q	000-53629	10.59	10/21/09

10.71	–	Waiver Letter, dated as of November 8, 2010, from JPMorgan Chase Bank, NA to PlainsCapital Corporation.	X

31.1	–	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	–	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X