Form 10-K
period 2010-12-31
PLAINSCAPITAL CORP
filed 2011-03-22
CIK 822083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010: Not applicable. There is currently no established public trading market for the registrant’s Common Stock, par value $0.001 per share, or Original Common Stock, par value $0.001 per share.

As of March 18, 2011, there were 34,041,088 shares of the registrant’s Original Common Stock, $0.001 par value, and no shares of the registrant’s Common Stock, $0.001 par value, outstanding, including 2,414,963 shares of Original Common Stock that participate in dividends but are not defined as outstanding under generally accepted accounting principles.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2011 Annual Meeting of Shareholders to be held on May 11, 2011, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”) that are not statements of historical fact are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “believes,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predicts,” “project,” “should,” “will,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We make forward-looking statements regarding topics including, without limitation, our projected sources of funds, expectations concerning mortgage loan origination volume, anticipated changes in our revenues or earnings, expectations regarding financial or other market conditions, the effects of government regulation applicable to our operations, the adequacy of our allowance for loan losses and provision for loan losses and the collectability of margin loans. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

Forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from those anticipated in such statements. Most of these factors are outside our control and difficult to predict. Factors that may cause such differences include, but are not limited to:

(1)	changes in the default rate of our loans and risks associated with concentration in real estate related loans;

(2)	changes in general economic, market and business conditions in areas or markets where we compete;

(3)	changes in the interest rate environment;

(4)	cost and availability of capital;

(5)

changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

(6)	changes in the auction rate securities markets, including ongoing liquidity problems related thereto;

(7)

our participation in governmental programs implemented under the Emergency Economic Stabilization Act of 2008, as amended (the “EESA”), and the American Recovery and Reinvestment Act of 2009 (the “ARRA”), including, without limitation, the Troubled Asset Relief Program (“TARP”), the Capital Purchase Program and the impact of such programs and related regulations on us and on international, national and local economic and financial markets and conditions;

(8)	future legislative or administrative changes to the TARP Capital Purchase Program enacted under the EESA;

(9)	approval of new, or changes in, accounting policies and practices; and

(10)

competition for our banking, mortgage origination and financial advisory segments from other banks and financial institutions as well as insurance companies, mortgage originators, investment banking and financial advisory firms, asset-based non-bank lenders and government agencies.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein. We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Annual Report except to the extent required by federal securities laws.

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

Overview

We are a Texas-based and Dallas-headquartered financial holding company registered under the Bank Holding Company Act of 1956 (as amended, the “Bank Holding Company Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”). Historically, the majority of our net income has been derived from our wholly owned bank subsidiary, PlainsCapital Bank. The Bank provides business and consumer banking services from offices located throughout central, north and west Texas. The Bank’s subsidiaries have specialized areas of expertise that allow us to provide an array of financial products and services such as mortgage origination and financial advisory services. As of December 31, 2010, on a consolidated basis, we had total assets of approximately $5.3 billion, total deposits of approximately $3.9 billion, total loans, including loans held for sale, of approximately $3.6 billion, and shareholders’ equity of approximately $446.5 million.

History and Expansion

Shortly after incorporating as a Texas corporation in 1987, we purchased Plains National Bank (“Plains National”) in Lubbock, Texas in 1988. At the time, Plains National had approximately $198.8 million in assets and was the fifth largest bank in the Lubbock market. Over the next 22 years, Plains National’s market share and service offering grew, and it became the largest bank in the Lubbock market with approximately $1.17 billion in deposits and 20.4% of Lubbock’s deposit market share as of June 30, 2010.

In 1998, we expanded our product offerings beyond traditional banking services by acquiring McAfee Mortgage Company, a Lubbock-based mortgage company. In 1999, we acquired PrimeLending, a Dallas-based mortgage company with five locations in the Dallas-Fort Worth Metroplex.

In 2003, we acquired a majority interest in Hester Capital Management, LLC (“Hester Capital”), a registered investment advisor under the Investment Advisers Act of 1940 specializing in investment portfolio management services for private clients, including families, trusts and estates. On December 31, 2008, we acquired First Southwest Holdings, Inc., a diversified private investment banking corporation. Upon completion of this acquisition, First Southwest Holdings, Inc. was merged into First Southwest Holdings, LLC, and it became a wholly owned subsidiary of the Bank. See the section entitled “Business Segments—Financial Advisory” of this Item 1, below.

As of December 31, 2010, we had approximately $3.9 billion in deposits. The following table summarizes our deposit portfolio as of December 31, 2010 (dollar amounts in thousands).

	December 31, 2010
	West Texas(1)	DFW(2)	Central/South(3)	Other(4)	Total
Demand deposits	$127,821	$72,317	$50,063	$77,718	$327,919
NOW accounts	38,276	19,672	3,408	444	61,800
Money market deposit accounts	487,727	717,493	211,212	384	1,416,816
Brokered money market deposit accounts	—	—	—	374,972	374,972
Other savings deposits	36,797	29,640	100,752	209	167,398
Time deposits under $100,000	131,663	77,591	8,886	23	218,163
Time deposit of $100,000 or more	257,289	457,316	103,322	29	817,956
Brokered time deposits	—	—	—	401,304	401,304
Foreign branch deposits	—	—	—	132,131	132,131

Total deposits	$1,079,573	$1,374,029	$477,643	$987,214	$3,918,459

Percentage of total deposits	27.6%	35.0%	12.2%	25.2%	100.0%

(1)	“West Texas” consists of deposits originated in Lubbock, Texas.
(2)	“DFW” primarily consists of deposits originated in Dallas, Texas and Fort Worth, Texas.
(3)	“Central/South” primarily consists of deposits originated in Austin, Texas and San Antonio, Texas.
(4)	“Other” consists of deposits that are not managed on a regional basis.

As of December 31, 2010, we had a total of 36 U.S. bank locations. Additionally, we maintain a location of our Bank in the Cayman Islands, which we opened in 2006. All deposits in the Cayman Islands location come from U.S.-based customers of the Bank. These deposits do not originate from foreign sources, and funds transfers neither come from nor go to facilities outside of the U.S. These deposits are in U.S. dollars. As of December 31, 2010, our Cayman Islands deposits totaled approximately $132.1 million.

The following table summarizes our loans held for investment as of December 31, 2010 (dollar amounts in thousands).

	December 31, 2010
	West Texas(1)	DFW(2)	Central/South(3)	Other(4)	Total
Commercial and industrial
Commercial	$297,532	$740,640	$261,482	$—	$1,299,654
Lease financing	—	—	—	50,216	50,216
Securities (including margin loans)	801	269	3,744	284,537	289,351
Real estate	229,584	557,799	325,019	—	1,112,402
Construction and land development	25,326	210,061	108,533	—	343,920
Consumer	17,023	21,693	3,911	—	42,627

Total loans	$570,266	$1,530,462	$702,689	$334,753	$3,138,170

Percentage of total loans	18.2%	48.7%	22.4%	10.7%	100.0%

(1)	“West Texas” consists of loans originated from Lubbock, Texas.
(2)	“DFW” primarily consists of loans originated in Dallas, Texas and Fort Worth, Texas.
(3)	“Central/South” primarily consists of loans originated from Austin, Texas and San Antonio, Texas.
(4)	“Other” consists of margin loans held by First Southwest and lease financing.

Business Segments

We operate in three business segments: banking, mortgage origination and financial advisory. For more financial information about each of these business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein. See also Note 25 in the notes to our consolidated financial statements for the years ended December 31, 2010, 2009 and 2008 included under Item 8, “Financial Statements and Supplementary Data.”

During 2009, we changed our reporting of segment results. We describe this change in Note 25 to our consolidated financial statements for the years ended December 31, 2010, 2009 and 2008.

Banking

The operations of the Bank comprise our banking segment. As of December 31, 2010, our banking segment had approximately $5.0 billion in assets and total deposits of approximately $3.9 billion. The primary source of our deposits is residents and businesses located in the Texas markets we serve.

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

The table below sets forth a distribution of the banking segment’s business loans, by type, and all other loans as of December 31, 2010 (dollar amounts in thousands).

	December 31, 2010
	Amount	% of Total Loans
Loans:
Commercial and industrial
Commercial	$1,299,654	38.9%
Lease financing	46,811	1.4%
Subsidiary warehouse lines	490,364	14.7%
Real estate	1,110,497	33.3%
Construction and land development	343,920	10.3%

Total business loans	3,291,246	98.6%
All other loans	47,442	1.4%

Total loans	$3,338,688	100.0%

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

In addition to the real estate lending activities described above, a portion of the Bank’s real estate portfolio consists of the origination of single family residential mortgage loans typically collateralized by owner occupied properties located in its market areas. These residential mortgage loans are generally secured by a first lien on the underlying property and have maturities of five years or less. Longer term mortgage financing is provided for certain customers within the Bank’s private banking group. As of December 31, 2010, the Bank had approximately $211.3 million in one-to-four family residential loans, which represented 6.73% of its total loans held for investment.

The Bank also provides commercial customers with an alternative to purchasing expensive capital equipment by allowing them to lease capital equipment from us. We have historically leased equipment to customers in the transportation, medical, machine tools, electronics, entertainment and audio/visual industries.

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

We loan to individuals for personal, family and household purposes, including lines of credit, home improvement loans, home equity loans, credit cards and loans for purchasing and carrying securities. At December 31, 2010, we had approximately $47.4 million of loans for these purposes, which are shown in the previous table as “All other loans.”

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

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending. Founded in 1986, PrimeLending is a residential mortgage originator licensed to originate and close loans in 49 states and the District of Columbia. At December 31, 2010, it operated from 205 locations in 33 states, originating approximately one-quarter of its mortgages from its Texas locations. In addition to the Dallas market, PrimeLending also serves other Texas markets, including Austin, Fort Worth, Houston and San Antonio. The mortgage lending business is subject to seasonality, and the overall demand for mortgage loans is driven largely by the applicable interest rates at any given time.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through a warehouse line of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market and does not service these loans. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. Loans sold are subject to certain indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions. In addition, if a customer defaults on a mortgage payment shortly after the loan is originated, the purchaser of the loan may have a put right, whereby it can require us to repurchase the loan at the full amount paid by the purchaser.

Our mortgage lending underwriting strategy, driven in large measure by secondary market investor standards, seeks to follow conservative loan policies and underwriting practices, including:

•	granting loans on a sound and collectible basis;

•	obtaining a balance between maximum yield and minimum risk;

•	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; and

•	ensuring that each loan is properly documented and, if appropriate, adequately insured.

In addition to its branch office network, PrimeLending recently formed PrimeLending Ventures, LLC, which was formed with the objective of establishing various “affiliated business arrangements” to originate residential mortgages for customers of referring business partners and for other customers not associated with business partners. PrimeLending Ventures, LLC became fully operational during 2010.

Since its inception, PrimeLending has grown from originating approximately $80 million in mortgage loans annually with a staff of 20 individuals to originating approximately $7.6 billion in loans in 2010 with approximately 1,900 employees. PrimeLending offers a variety of loan products catering to the specific needs of borrowers, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, Federal Housing Administration (FHA) and Veteran Affairs (VA) loans, permanent construction financing, relocation programs and refinancing options. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which we define to be loans to borrowers having a Fair Isaac Corporation (FICO) score lower than 620 or that do not comply with applicable agency or investor-specific underwriting guidelines).

Financial Advisory

Our financial advisory segment operates through First Southwest and Hester Capital. Through these subsidiaries, we serve families, trusts, endowments, foundations and other non-profit entities, retirement plans, public funds, local governments, public agencies, financial institutions and high net worth investors. We provide these customers with a diverse group of services such as investment advisory, investment banking, underwriting, asset management, arbitrage rebate, continuing disclosure for municipal clients and benefit plan services. Prior to the acquisition of First Southwest on December 31, 2008, our financial advisory services were offered primarily through Hester Capital, which accounted for approximately 2% of our net revenues (net interest income plus noninterest income) on a consolidated basis for the year ended December 31, 2008.

Acquisition of First Southwest. Pursuant to the merger agreement between us and First Southwest Holdings, Inc., dated as of December 31, 2008, as amended (the “Merger Agreement”), we acquired First Southwest Holdings, Inc. Upon completion of the merger on December 31, 2008, we issued to former stockholders of First Southwest 5,092,677 shares of our Original Common Stock and substitute stock options to purchase 285,366 shares of our Original Common Stock and placed additional shares of our Original Common Stock into escrow to satisfy earnout provisions contained in the Merger Agreement, as described below.

Pursuant to the earnout provisions in the Merger Agreement, we placed 1,697,430 shares of our Original Common Stock into escrow. In addition, one quarter of the shares of our Original Common Stock issuable pursuant to the substitute stock options issued to the former stockholders of First Southwest Holdings, Inc. are subject to the earnout provisions of the Merger Agreement and will be held in escrow if exercised prior to January 31, 2013. As of March 18, 2011, 24,722 shares underlying such substitute stock options have been delivered into escrow pursuant to the exercise of such substitute stock options, for a total of 1,722,152 shares of our Original Common Stock held in escrow, and up to an additional 28,948 shares of our Original Common Stock underlying additional substitute stock options could be held in escrow if the related substitute stock options are exercised prior to January 31, 2013.

The percentage of shares to be released from escrow and distributed to former First Southwest stockholders will be determined based upon the valuation of certain auction rate bonds held by First Southwest prior to the merger (or to be repurchased from investors following the closing of the merger) as of the last day of December 2012 or, if applicable, the aggregate sales price of such auction rate bonds prior to such date. The release of the escrowed shares will be further adjusted for certain specified losses, if any, during the earnout period and any excess dividend payments. If the value or aggregate sales price, as applicable, of the auction rate bonds is less than 80% of the face value of the auction rate bonds, no shares of our Original Common Stock will be distributed from escrow to former First Southwest stockholders. If the value or aggregate sales price of the auction rate bonds falls between 80% and 90% of face value, former First Southwest stockholders will receive an increasing portion of our shares held in escrow. If the value or aggregate sales price of the auction rate bonds equals or exceeds 90% of face value, former First Southwest stockholders will receive all of our shares held in escrow subject to certain specified losses, if any. Any shares issued out of escrow will be accounted for as additional acquisition cost. The auction rate bonds held by First Southwest Holdings, Inc. prior to the merger were purchased by the Bank on December 31, 2008, at the closing of the acquisition.

First Southwest is a diversified investment banking firm and a registered broker-dealer with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”). First Southwest’s primary focus is on providing public finance services.

The operating subsidiary of First Southwest was founded in 1946 in Dallas, Texas and, as of December 31, 2010, employed approximately 370 people and maintained 23 locations nationwide, ten of which are in Texas. As of December 31, 2010, First Southwest maintained $77.8 million in equity capital and had more than 1,600 public sector clients. As of December 31, 2010, it had consolidated assets of approximately $496.9 million.

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

Asset Management. First Southwest Asset Management is an investment advisor registered under the Investment Advisors Act of 1940 providing state and local governments with advice and assistance with respect to arbitrage rebate compliance, portfolio management and local government investment pool administration. In the area of arbitrage rebate, First Southwest Asset Management advises municipalities with respect to the emerging regulations relating to arbitrage rebates. Further, First Southwest Asset Management assists governmental entities with the complexities of investing public funds in the fixed income markets. As an investment adviser registered with the SEC, First Southwest Asset Management promotes cash management-based investment strategies that seek to adhere to the standards imposed by the fiduciary responsibilities of investment officers of public funds. As of December 31, 2010, First Southwest Asset Management served as administrator for local government investment pools totaling approximately $7.7 billion, investment manager of approximately $6.6 billion in short-term fixed income portfolios of municipal governments and investment advisor for approximately $5.4 billion invested by municipal governments.

Corporate Finance. First Southwest’s corporate finance group provides focused and tailored investment banking services to institutions and corporations. These services include capital raising, advisory services and corporate restructuring.

Hester Capital. We acquired a majority interest in Hester Capital in 2003. Hester Capital is an investment advisor registered under the Investment Advisors Act of 1940 and primarily serves clients in Austin, Dallas and Fort Worth. It specializes in investment portfolio management services for private clients, including families, trusts and estates; endowments, foundations and other non-profit entities; retirement plans; businesses; and public funds. Hester Capital manages equity, fixed income and balanced portfolios using defined investment objectives and guidelines established with each client. The investment management services offered by Hester Capital involve managing and overseeing investment portfolios containing liquid assets of at least $1.0 million. As of December 31, 2010, Hester Capital had assets under management of approximately $1.4 billion.

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

Employees

As of December 31, 2010, we employed approximately 3,000 persons. None of our employees are represented by any collective bargaining unit or a party to any collective bargaining agreement.

Government Supervision and Regulation

General

PlainsCapital, the Bank, PrimeLending, First Southwest and our other nonbanking subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of customers and clients of our financial advisory services, depositors, borrowers, the insurance funds of the FDIC and SIPC and the banking system as a whole, and not for the protection of our shareholders or creditors. In many cases, the applicable regulatory authorities have broad enforcement power over bank holding companies, banks and their subsidiaries, including the power to impose substantial fines and other penalties for violations of laws and regulations. The following discussion describes the material elements of the regulatory framework that applies to us and our subsidiaries. References in this Annual Report on Form 10-K to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

Recent Regulatory Developments. New regulations and statutes are regularly proposed and/or adopted that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. Certain of these recent proposals and changes are described below.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. Most of the provisions contained in the Dodd-Frank Act have delayed effective dates. Full implementation of the Dodd-Frank Act will require many new rules to be issued by federal regulatory agencies over the next several years, which will profoundly affect how financial institutions will be regulated in the future. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is uncertain at this time.

The Dodd-Frank Act, among other things:

•	Establishes the Consumer Financial Protection Bureau (the “Bureau”), an independent organization within the Federal Reserve which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial products or services, including banks. The Bureau has broad rule-making authority for a wide range of consumer protection laws, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

•

Establishes the Financial Stability Oversight Council, tasked with the authority to identify and monitor institutions and systems which pose a systemic risk to the financial system, and to impose standards regarding capital, leverage, liquidity, risk management, and other requirements for financial firms.

•	Changes the base for FDIC insurance assessments.

•	Increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% (the FDIC subsequently increased it by regulation to 2.00%).

•	Permanently increases the deposit insurance coverage amount from $100,000 to $250,000.

•	Directs the Federal Reserve to establish interchange fees for debit cards pursuant to a restrictive “reasonable and proportional cost” per transaction standard.

•	Limits the ability of banking organizations to sponsor or invest in private equity and hedge funds and to engage in proprietary trading.

•

Grants the U.S. government authority to liquidate or take emergency measures with respect to troubled nonbank financial companies that fall outside the existing resolution authority of the FDIC, including the establishment of an orderly liquidation fund.

•	Increases regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.

•	Increases regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards, and prepayment consideration.

•	Establishes new disclosure and other requirements relating to executive compensation and corporate governance.

In November 2009, the Federal Reserve Board adopted amendments to its Regulation E, effective July 1, 2010, that prohibit financial institutions from charging clients overdraft fees on ATMs and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Pursuant to the adopted regulation, consumers must opt-in to an overdraft service in order for the financial institution to collect overdraft fees. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

On June 21, 2010, the Federal Reserve Board, the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the FDIC jointly issued comprehensive final guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. In addition, under the Incentive Compensation Guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization.

On December 28, 2010, the Federal Reserve Board published a notice of proposed rulemaking implementing the debit card interchange fee and routing provisions of the Dodd-Frank Act. Debit card interchange fees are established by payment card networks and paid by merchants to card issuers for each transaction. The proposed Regulation II, Debit Card Interchange Fees and Routing, would establish standards for determining whether a debit card interchange fee received by a card issuer is reasonable and proportional to the cost incurred by the issuer for the transaction. These standards would apply to issuers that, together with their affiliates, have assets of $10 billion or more. The Federal Reserve Board proposed alternate interchange fee standards and requested comment on, among other things, possible frameworks for an adjustment to the interchange fees to reflect certain issuer costs associated with fraud prevention. According to the recently released 2010 Federal Reserve payment study, debit card use in the United States now exceeds all other forms of noncash payment and, by number of payments, represents approximately 35% of total noncash payments.

On February 7, 2011, the FDIC Board approved a joint notice of proposed rulemaking implementing a Dodd-Frank Act provision prohibiting incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The proposed rule would apply to banks and other financial entities with total consolidated assets of $1 billion or more, and there are heightened standards for institutions with $50 billion or more in total consolidated assets. This inter-agency proposal will apply across all types of U.S. financial institutions, limiting the opportunity for regulatory arbitrage, and should better align U.S. compensation standards with those adopted internationally under the framework approved by the Financial Stability Board in 2009.

We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

PlainsCapital Corporation

PlainsCapital Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. PlainsCapital is a financial holding company registered under the Bank Holding Company Act, as amended by the Gramm-Leach-Bliley Act. Accordingly, it is subject to supervision, regulation and examination by the Federal Reserve Board. The Dodd-Frank Act, Gramm-Leach-Bliley Act, the Bank Holding Company Act and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Our participation in the TARP Capital Purchase Program limits the per share amount of dividends we may pay without the consent of the U.S. Treasury.

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

Scope of Permissible Activities. Under the Bank Holding Company Act, PlainsCapital generally may not acquire a direct or indirect interest in, or control of more than 5% of, the voting shares of any company that is not a bank or bank holding company. Additionally, the Bank Holding Company Act may prohibit PlainsCapital from engaging in activities other than those of banking, managing or controlling banks or furnishing services to, or performing services for, its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board has determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto. In approving acquisitions or the addition of activities, the Federal Reserve Board considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. With respect to interstate acquisitions, the Dodd-Frank Act amends the Bank Holding Company Act by raising the standard by which interstate bank acquisitions are permitted from a standard that the acquiring bank holding company be adequately capitalized and adequately managed, to the higher standard of being well capitalized and well managed.

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, effective March 11, 2000, eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include: securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Prior to enactment of the Dodd-Frank Act, regulatory approval was not required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that were financial in nature or incidental to activities that were financial in nature, as determined by the Federal Reserve Board. Effective July 21, 2010, however, the Dodd-Frank Act requires the approval of the Federal Reserve Board when a financial holding company engages in a transaction where the total consolidated assets to be acquired by the financial holding company exceed $10 billion.

Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is “well managed”, and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (the “CRA”). The Dodd-Frank Act underscores the criteria for becoming a financial holding company by amending the Bank Holding Company Act to require that bank holding companies be “well capitalized” and “well managed” in order to become financial holding companies. PlainsCapital became a financial holding company on March 23, 2000.

During July 2010, the Federal Reserve Bank of Dallas issued the Bank a rating of “needs to improve” for its 2008 examination under the CRA. Unless and until the rating improves to “satisfactory,” PlainsCapital may not commence any new activities that are “financial in nature” or acquire companies engaged in those activities. See “Risk factors—We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.”

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

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.375 million for each day the activity continues. In addition, the Dodd-Frank Act authorizes the Federal Reserve Board to require reports from and examine bank holding companies and their subsidiaries, and to regulate functionally regulated subsidiaries of bank holding companies.

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

Total capital is the sum of Tier 1 and Tier 2 capital. The guidelines require a minimum ratio of total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). As of December 31, 2010, our ratio of Tier 1 capital to total risk-weighted assets was 12.10% and our ratio of total capital to total risk-weighted assets was 13.78%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. We are required to maintain a leverage ratio of 4.0%, and, as of December 31, 2010, our leverage ratio was 8.96%.

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

The Dodd-Frank Act directs federal banking agencies to establish minimum leverage capital requirements and minimum risk-based capital requirements for insured depository institutions, depository institution holding companies, and nonbank financial companies supervised by the Federal Reserve Board. These minimum capital requirements may not be less than the “generally applicable leverage and risk-based capital requirements” applicable to insured depository institutions, in effect applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. The Dodd-Frank Act, for the first time, embeds in the law a leverage capital requirement as opposed to leaving it to the regulators to use a risk-based capital requirement. However, it is left to the discretion of the agencies to set the leverage ratio requirement through the rulemaking process.

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

Acquisitions by Bank Holding Companies. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider, among other things, the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. In addition, the Dodd-Frank Act requires the Federal Reserve Board to consider “the risk to the stability of the U.S. banking or financial system” when evaluating acquisitions of banks and nonbanks under the Bank Holding Company Act.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of such company.

In addition, an entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of any class of our outstanding common stock, or otherwise obtaining control or a “controlling influence” over us.

Emergency Economic Stabilization Act of 2008. The U.S. Congress, the United States Department of the Treasury (“U.S. Treasury”) and the federal banking regulators have taken broad action since early September 2008 to address volatility in the U.S. banking system. The EESA authorized the U.S. Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-backed securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in TARP. The Dodd-Frank Act reduced the TARP authorization contained in the EESA to $475 billion. The stated purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The U.S. Treasury allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, the U.S. Treasury purchased debt or equity securities from eligible participating institutions. The TARP also provided for the direct purchases or guarantees of troubled assets of financial institutions. On December 19, 2008, we sold 87,631 shares of our Fixed Rate Cumulative Perpetual Stock, Series A and a warrant to purchase, upon net exercise, 4,382 shares of our Fixed Rate Cumulative Perpetual Stock, Series B (“Series A and Series B Preferred Stock”) to the U.S. Treasury for approximately $87.6 million pursuant to the CPP. The U.S. Treasury immediately exercised its warrant on December 19, 2008, and we issued the underlying shares of Series B Preferred Stock to the U.S. Treasury. As a participant in the CPP, we are subject to executive compensation limits and other restrictions. For more information, see “Risk Factors—The U.S. Treasury’s investment in our company imposes restrictions and obligations upon us that could adversely affect the rights of our common shareholders.”

American Recovery and Reinvestment Act of 2009. The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the U.S. economy and provide for extensive infrastructure, energy, health and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP participants, including PlainsCapital, until the institution has redeemed the preferred stock issued to the U.S. Treasury, which TARP participants are now permitted to do under the ARRA without regard to the three-year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA are more stringent than those imposed under the CPP.

The ARRA also sets forth additional corporate governance obligations for TARP participants, including requirements for the Treasury Secretary to establish standards that provide for semi-annual meetings of compensation committees of the Board of Directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP participants are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, and to provide written certifications by the chief executive officer and chief financial officer with respect to compliance with the foregoing.

Office of the Special Master for TARP Executive Compensation. On June 15, 2009, the U.S. Treasury adopted and made effective an Interim Final Rule, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the CPP and EESA, as amended by the ARRA. Pursuant to the Interim Rule, the U.S. Treasury established the Office of the Special Master for TARP Executive Compensation. The Interim Rule grants broad power to the Special Master to review the compensation structures and payments of, and to independently issue advisory opinions to, those institutions that have participated in the CPP with respect to compensation structures and payments made by those institutions during the period that the institution received financial assistance under TARP. If the Special Master finds that a TARP participant’s compensation structure or payments that it has made to its employees are inconsistent with the purposes of the EESA or TARP, or otherwise contrary to the public interest, the Special Master may negotiate with the TARP participant and the subject employee for appropriate reimbursements to the TARP participant or the federal government.

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

PlainsCapital Bank

The Bank is subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and regular examination by the Texas Department of Banking. The Bank, as a state member bank, is also subject to regulation and examination by the Federal Reserve Board. The Bank is also an insured depository institution and, therefore, subject to regulation by the FDIC, although the Federal Reserve Board is the Bank’s primary federal regulator. The Federal Reserve Board, the Texas Department of Banking and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. Such requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank. In July 2010, the FDIC voted to revise its Memorandum of Understanding with the primary federal regulators to enhance the FDIC’s existing backup authorities over insured depository institutions that the FDIC does not directly supervise. As a result, the Bank may be subject to increased supervision by the FDIC.

Restrictions on Transactions with Affiliates. Transactions between the Bank and its nonbanking affiliates, including PlainsCapital, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties that are collateralized by the securities or obligations of PlainsCapital or its subsidiaries. Among other changes, the Dodd-Frank Act expands the definition of “covered transactions” and clarifies the amount of time that the collateral requirements must be satisfied for covered transactions, and amends the definition of “affiliate” in Section 23A to include “any investment fund with respect to which a member bank or an affiliate thereof is an investment advisor.” This amendment will not be effective, however, until July 21, 2012 at the earliest.

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

Loans to Insiders. The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the Federal Reserve Board may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. The Dodd-Frank Act amends the statutes placing limitations on loans to insiders by including credit exposures to the person arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction, or securities borrowing transaction between the member bank and the person within the definition of an extension of credit. This amendment is not effective, however, until July 21, 2012 at the earliest.

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

Interstate Branching. Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the Federal Deposit Insurance Act and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo. Under the Dodd-Frank Act, de novo interstate branching by national banks is permitted if, under the laws of the state where the branch is to be located, a state bank chartered in that state would have been permitted to establish a branch.

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

An institution that is categorized as “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) “well capitalized;” (2) “adequately capitalized;” or (3) “undercapitalized.” These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

On November 12, 2009, the FDIC adopted a final rule requiring a special assessment on insured institutions as part of its effort to rebuild the FDIC deposit insurance fund (“DIF”). The special assessment collected from us on December 30, 2009 was $16.0 million.

The FDIC administers the DIF, and all insured depository institutions are required to pay assessments to the FDIC that fund the DIF. The Dodd-Frank Act broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution during the assessment period. On February 7, 2011, the FDIC issued a final rule implementing revisions to the assessment system mandated by the Dodd-Frank Act. The new regulation will be effective April 1, 2011 and will be reflective in the June 30, 2011 FDIC DIF balance and the invoices for assessments due September 30, 2011.

The FDIC is required to maintain at least a designated reserve ratio of the DIF to insured deposits in the United States. The Dodd-Frank Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. Pursuant to its authority in the Dodd-Frank Act, the FDIC on December 20, 2010, published a final rule establishing a higher long-term target DIF ratio of greater than 2%. As a result of the ongoing instability in the economy and the failure of other U.S. insured depository institutions, the DIF ratio is currently below the required targets, and the FDIC has adopted a restoration plan that will result in substantially higher deposit insurance assessments for all depository institutions over the coming years. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. As a result of the new regulations, we expect to incur higher annual deposit insurance assessments, which could have a significant adverse impact on our financial condition and results of operations.

The Dodd-Frank Act permanently increased the standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Act institutes, for all insured depository institutions, unlimited deposit insurance on noninterest-bearing transaction accounts for the period from December 31, 2010 through December 31, 2012 for all depositors, including consumers, businesses and government entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution up to the permissible limit of $250,000. The FDIC will notify the Bank concerning an assessment rate that we will be charged for the extension period.

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

During the second quarter of 2010, the Bank received its 2008 Community Reinvestment Act Performance Evaluation from the Federal Reserve. Despite “high satisfactory” or “outstanding” ratings on the various components of the CRA rating, the Federal Reserve lowered the Bank’s overall CRA rating from “satisfactory” to “needs to improve” as a result of alleged fair lending issues associated with our mortgage origination segment in prior years. Unless and until the Bank’s CRA rating improves, we, as a financial holding company, may not commence new activities that are “financial in nature” or acquire companies engaged in these activities. Our current CRA rating may also adversely affect the Bank’s ability to establish new branches. See “Risk factors—We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.”

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

•

The Dodd-Frank Act, which establishes the Consumer Financial Protection Bureau, an independent entity within the Federal Reserve, dedicated to promulgating and enforcing consumer protection laws applicable to all entities offering consumer financial services or products; and

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

•	Truth in Savings Act, which requires the Bank to disclose the terms and conditions on which interest is paid and fees are assessed in connection with deposit accounts; and

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Dodd-Frank Act amends the Electronic Funds Transfer Act to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

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

Under the regulatory capital guidelines, the Bank must maintain a total risk-based capital to risk-weighted assets ratio of at least 8.0%, a Tier 1 capital to risk-weighted assets ratio of at least 4.0%, and a Tier 1 capital to average total assets ratio of at least 4.0% (3.0% for banks receiving the highest examination rating) to be considered “adequately capitalized.” See the discussion herein under “The FDIC Improvement Act.” At December 31, 2010, the Bank’s ratio of total risk-based capital to risk-weighted assets was 14.01%, the Bank’s ratio of Tier 1 capital to risk-weighted assets was 12.76% and the Bank’s ratio of Tier 1 capital to average total assets was 9.41%.

BASEL III. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III”. Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by the U.S. banking regulators in developing new regulations applicable to other banks in the United States, including the Bank. For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	a minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period;

•	a minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period;

•	a minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period;

•	an additional countercyclical capital buffer to be imposed by applicable banking regulators periodically at their discretion, with advance notice;

•	restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

•	deduction from common equity of deferred tax assets that depend on future profitability to be realized;

•	increased capital requirements for counterparty credit risk relating to over-the-counter derivatives, repos and securities financing activities; and

•

for capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing: (i) a method to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario; and (ii) a method to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks. PlainsCapital continues to monitor all developments related to Basel III.

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

In addition, pursuant to FIRREA, any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to its board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During such 30 day period, the applicable federal banking regulatory agency may disapprove of the addition of or employment of such director or officer. The Bank is not subject to any such requirements. FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution affiliated parties” primarily including: (i) management, employees and agents of a financial institution; (ii) independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse effect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. Such practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorizes the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

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

FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well capitalized” if it has a total Risk-Based Capital Ratio of 10.0% or more, a Tier 1 Capital Ratio of 6.0% or more, a Leverage Ratio of 5.0% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be “adequately capitalized” if it has a total Risk-Based Capital Ratio of 8.0% or more, a Tier 1 Capital Ratio of 4.0% or more and a Leverage Ratio of 4.0% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.0% or more). Under such regulations, a bank is deemed to be “undercapitalized” if it has a total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0% or a Leverage Ratio of less than 4.0%. Under such regulations, a bank is deemed to be “significantly undercapitalized” if it has a Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0% and a Leverage Ratio of less than 3.0%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a Leverage Ratio of less than or equal to 2.0%. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines, the Bank was classified as “well capitalized” as of December 31, 2010.

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

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. As of December 31, 2010, the Bank was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits. Brokered deposits are the subject of a study under the Dodd-Frank Act.

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

Federal Home Loan Bank System. The Federal Home Loan Bank, or FHLB, system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. The reserves are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. The FHLBs make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

As a system member, according to currently existing policies and procedures, the Bank is entitled to borrow from the FHLB of its respective region and is required to own a certain amount of capital stock in the FHLB. The Bank is in compliance with the stock ownership rules with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB to the Bank are secured by a portion of the respective mortgage loan portfolio, certain other investments and the capital stock of the FHLB held by the Bank.

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

PrimeLending

PrimeLending and the Bank are subject to the rules and regulations of FHA, VA, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to borrowers concerning credit terms and settlement costs. PrimeLending and the Bank are also subject to regulation by the Texas Department of Banking with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products. PrimeLending and the Bank will also be subject to the provisions of the Dodd-Frank Act. Among other things, the Dodd-Frank Act provides mortgage reform provisions regarding a customer’s ability to repay, restrictions on variable-rate lending, loan officers’ compensation, risk retention, and new disclosure requirements. The additional regulatory requirements affecting our mortgage origination operations will result in increased compliance costs and may impact revenue.

The federal financial institution regulatory agencies recently published the final rule implementing the registration requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, or the “SAFE Act,” effective October 1, 2010. The SAFE Act requires mortgage loan originators who are employees of regulated institutions (including banks and certain of their subsidiaries) to register with the Nationwide Mortgage

Licensing System and Registry (the “Registry”), a database established by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by each state. As part of this registration process, mortgage loan originators must furnish the Registry with certain information and fingerprints in order to run a background check. The SAFE Act generally prohibits employees of a regulated financial institution from originating residential mortgage loans without first registering with the Registry. Financial institutions must also adopt policies and procedures to ensure compliance with the SAFE Act.

On August 16, 2010, the Federal Reserve Board published a final rule on loan originator compensation, pursuant to the Dodd-Frank Act, which prohibits certain compensation payments to loan originators and the practice of steering consumers to loans not in their interest when it will result in greater compensation for a loan originator. This final rule is effective on April 1, 2011. In addition, the Dodd-Frank Act provides that lenders and securitizers retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards spelled out in the Dodd-Frank Act and its implementing regulations. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

On March 2, 2011, the Federal Reserve Board published a final rule implementing a provision in the Dodd-Frank Act that provides a separate, higher rate threshold for determining when the escrow requirements apply to higher-priced mortgage loans that exceed the maximum principal obligation eligible for purchase by Freddie Mac.

First Southwest

FSC is a broker-dealer registered with the SEC, FINRA, all 50 U.S. states, the District of Columbia and Puerto Rico. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA, the Municipal Securities Rulemaking Board and national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and securities commissions in the states in which they conduct business. FSC is a member of, and is primarily subject to regulation, supervision and regular examination by, FINRA.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, capital structure, record keeping and the conduct of directors, officers and employees. Broker-dealers are also subject to the privacy and anti-money laundering laws and regulations discussed previously. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets rather than protection of creditors and stockholders of broker-dealers.

Limitation on Businesses. The businesses that FSC may conduct are limited by its agreements with, and its oversight by, FINRA. Participation in new business lines, including trading of new products or participation on new exchanges or in new countries often requires governmental and/or exchange approvals, which may take significant time and resources. In addition, FSC is an operating subsidiary of the Bank, which means its activities are further limited by those that are permissible for the Bank. As a result, FSC may be prevented from entering new businesses that may be profitable in a timely manner, if at all.

Net Capital Requirements. The SEC, FINRA and various other regulatory agencies have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other operational charges. At December 31, 2010, FSC was in compliance with applicable net capital requirements.

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

Securities Investor Protection Corporation. FSC is required by federal law to belong to the SIPC, whose primary function is to provide financial protection for the customers of failing brokerage firms. SIPC provides protection for clients up to $500,000, of which a maximum of $250,000 may be in cash.

Changing Regulatory Environment. The regulatory environment in which FSC operates is subject to frequent change. Its business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC or other U.S. and state governmental regulatory authorities, or FINRA. FSC’s business, financial condition and operating results also may be adversely affected by changes in the interpretation and enforcement of existing laws and rules by these governmental authorities. In the current era of heightened regulation of financial institutions, FSC can expect to incur increasing compliance costs, along with the industry as a whole.

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

As of December 31, 2010, approximately 50% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The recent negative developments in the financial industry and economy as a whole have adversely affected real estate market values generally and in our market areas in Texas specifically and may continue to decline. A further decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our profitability and financial condition may be adversely affected by a further decrease in real estate market values.

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

The U.S. and global economies have suffered a dramatic downturn during the past few years, which has negatively impacted many industries, including the financial industry. As a result, commercial as well as consumer loan portfolio performances have deteriorated at many financial institutions, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline, which has contributed to a greater degree of loan defaults. Financial institutions have also been particularly impacted by the lack of liquidity and loss of confidence in the financial sector. These factors collectively have negatively impacted our business, financial condition and results of operations, including decreased net income due to increased provisions for loan losses, and while market conditions are improving, there is no clear indication of the magnitude of any improvement, or its sustainability.

In response to some of these concerns, the federal government has adopted significant new laws and regulations relating to financial institutions, including, without limitation, the EESA, the ARRA and the Dodd-Frank Act. Numerous other actions have been taken by the Federal Reserve Board, the U.S. Congress, the U.S. Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis, and we cannot predict the full effect of these actions or any future regulatory reforms. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new or future legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans and attract and retain experienced personnel, and adversely impact our financial performance.

Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.

We conduct our operations primarily in Texas. Substantially all of the real estate loans in our loan portfolio are secured by properties located in Texas, with more than 75% secured by properties located in the Dallas/Fort Worth and Austin/San Antonio markets. Likewise, substantially all of the real estate loans in our loan portfolio are made to borrowers who live and conduct business in Texas. In addition, mortgage origination fee income is dependent to a significant degree on economic conditions in Texas. During 2010, approximately one-fourth by dollar volume of our mortgage loans originated were collateralized by properties located in Texas. Our businesses are affected by general economic conditions such as inflation, recession, unemployment and many other factors beyond our control. Adverse economic conditions in Texas may result in a reduction in the value of the collateral securing our loans. Any regional or local economic downturn that affects Texas or existing or prospective property or borrowers in Texas may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated.

Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings, capital levels and overall results.

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

We are a bank holding company and a financial holding company engaged in the business of managing, controlling and operating our subsidiaries, including the Bank and the Bank’s subsidiaries, PrimeLending and First Southwest. We conduct no material business or other activity other than activities incidental to holding stock in the Bank. As a result, we rely substantially on the profitability of the Bank and dividends from the Bank to pay our operating expenses, to satisfy our obligations and to pay dividends on our common stock and preferred stock. As with most financial institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates and in economic conditions in general. The Bank has several subsidiaries, including PrimeLending and First Southwest, that also contribute to its profitability and ability to pay dividends to us. However, if the Bank is unable to make cash distributions to us, then we may also be unable to obtain funds from PrimeLending and First Southwest, and we may be unable to satisfy our obligations or make distributions on our common stock and preferred stock.

We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.

We are subject to extensive federal and state regulation and supervision, including that of the Federal Reserve Board, the Texas Department of Banking, the FDIC, the SEC and FINRA. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. Likewise, regulations promulgated by FINRA are primarily intended to protect customers of broker-dealer businesses rather than stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, damages, civil money penalties or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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

We expect that several aspects of the Dodd-Frank Act may affect our business, including, without limitation, higher deposit insurance premiums and new examinations, consumer protection rules, interchange fee caps, increased mortgage regulation and disclosure and reporting requirements. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will affect our business. Compliance with these new laws and regulations likely will result in additional costs, which could be significant and may adversely impact our results of operations, financial condition, and liquidity.

During the second quarter of 2010, the Bank received its 2008 Community Reinvestment Act Performance Evaluation from the Federal Reserve. Despite “high satisfactory” or “outstanding” ratings on the various components of the Community Reinvestment Act (“CRA”) rating, the Federal Reserve lowered the Bank’s overall CRA rating from “satisfactory” to “needs to improve” as a result of alleged fair lending issues associated with our mortgage origination segment in prior years. Unless and until the Bank’s CRA rating improves, we, as a financial holding company, may not commence new activities that are “financial in nature” or acquire companies engaged in these activities. Our current CRA rating may also adversely affect the Bank’s ability to establish new branches.

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

At December 31, 2010, our fifteen largest depositors, excluding First Southwest, our indirect wholly owned subsidiary, accounted for 21.88% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for 13.18% of our total deposits. Brokered deposits at December 31, 2010 accounted for 19.81% of our total deposits. Loss of one or more of our largest Bank customers, a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, or a loss of a significant amount of our brokered deposits could adversely affect our liquidity. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, or purchase federal funds or borrow funds on a short-term basis at higher rates, which would adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC. See “Business—Government supervision and regulation—PlainsCapital Corporation.”

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

In our mortgage origination segment, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the investment value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A mortgage loan subject to a material misrepresentation is typically unsalable to investors in the secondary market. If we have already sold the loan when the material misrepresentation is discovered, then the loan is subject to repurchase, but we will often instead agree to indemnify the purchaser for any losses arising from such loan because in the general course of business we do not seek to hold for investment the mortgage loans we originate. Even though we may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate, and it is often difficult to collect any monetary losses that we have suffered from them. If we experience a significant number of such fraudulent or negligent acts, our business, financial condition, liquidity and results of operations could be significantly harmed. We cannot assure you that we have detected or will detect all misrepresented information in our loan originations.

First Southwest engages in the underwriting of municipal and other tax-exempt and taxable debt securities. As an underwriter, First Southwest may be liable jointly and severally under federal, state and foreign securities laws for false and misleading statements concerning the securities, or the issuer of the securities, that it underwrites. We are sometimes brought into lawsuits in connection with our correspondent clearing business based on actions of our correspondents. In addition, First Southwest may act as a fiduciary in other capacities. Liability under such laws or under common law fiduciary principles could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our mortgage origination segment is subject to investment risk on loans that it originates.

We intend to sell, and not hold for investment, all residential mortgage loans that we originate through PrimeLending. At times, however, we may originate a loan or execute an interest rate lock commitment (“IRLC”) with a customer pursuant to which we agree to originate a mortgage loan on a future date at an agreed-upon interest rate without having identified a purchaser for such loan or the loan underlying such IRLC. An identified purchaser may also decline to purchase a loan for a variety of reasons. In these instances, we will bear interest rate risk on an IRLC until, and unless, we are able to find a buyer for the loan underlying such IRLC and the risk of investment on a loan until, and unless, we are able to find a buyer for such loan. In addition, if a customer defaults on a mortgage payment shortly after the loan is originated, the purchaser of the loan may have a put right, whereby they can require us to repurchase the loan at the full amount paid by the purchaser. During periods of market downturn, we have at times chosen to hold mortgage loans when the identified purchasers have declined to purchase such loans because we could not obtain an acceptable substitute bid price for such loan. The failure of mortgage loans that we hold on our books to perform adequately will have a material adverse effect on our financial condition, liquidity and results of operations.

First Southwest is subject to various risks associated with the securities  industry, particularly those impacting the public finance industry.

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

The obligations associated with being a public reporting company require significant resources and management attention.

The expenses of being a public reporting company, including compliance with periodic disclosure requirements and the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), are not fully reflected in our audited financial statements. The Sarbanes-Oxley Act requires, among other things, our management to assess annually the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K and, if our common stock becomes listed or quoted, our independent registered public accounting firm will be required to issue a report on our internal control over financial reporting. As a result, we will incur significant legal, accounting and other expenses that will continue into the future.

Financial markets are susceptible to disruptive events that may lead to little or no liquidity for auction rate bonds.

As of December 31, 2010, the Bank held in its securities portfolio auction rate bonds backed by pools of student loans under the Federal Family Education Loan Program with approximately $107.3 million in face value and an estimated fair market value of $94.1 million. The market for auction rate securities began experiencing disruptions in late 2007 through the failure of auctions for auction rate securities issued by leveraged closed-end funds, municipal governments, state instrumentalities and student loan companies backed by pools of student loans guaranteed by the U.S. Department of Education. These conditions will likely continue until either these securities are restructured or refunded or a liquid secondary market re-emerges for these securities. If the Bank were forced to sell these securities, our results of operations could be adversely affected. The estimated fair value of these auction rate bonds may further decline and require write-downs and losses as additional market information is obtained or in the event the current market conditions continue or worsen, in which case, our results of operations would be adversely affected.

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

Our success is dependent, to a large degree, upon the continued service and skills of our existing management team, including Messrs. Alan B. White, James R. Huffines, John A. Martin, Jerry Schaffner, Hill A. Feinberg and Todd Salmans and other key employees with long-term customer relationships. Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective segments. The loss of one or more of these key personnel could have an adverse impact on our business because of their skills, knowledge of the market, years of industry experience and the difficulty of finding qualified replacement personnel. In addition, we currently do not have non-competition agreements with certain members of management and other key employees. If any of these personnel were to leave and compete with us, our business, financial condition, results of operations and growth could suffer.

Federal stimulus legislation imposes, and the Federal Reserve Board has published, certain executive compensation and corporate governance requirements that may adversely affect us and our business, including our ability to recruit and retain qualified employees, and by requiring reimbursement of disapproved executive compensation.

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

These provisions and any future rules issued by the U.S. Treasury could adversely affect our ability to attract and retain management capable and motivated sufficiently to manage and operate our business through difficult economic and market conditions, especially if we are competing for management talent against institutions that are not subject to the same restrictions. If we are unable to attract and retain qualified employees to manage and operate our business, we may not be able to successfully execute our business and growth strategies. These provisions could also adversely affect our business by requiring us or our employees to reimburse the federal government for any executive compensation that the Special Master finds inconsistent with the purposes of EESA or TARP, or otherwise contrary to the public interest. For more information, see the section entitled “Executive compensation—Compensation discussion and analysis—TARP Capital Purchase Program.”

Our compensation practices are also subject to oversight by the federal banking agencies. On June 21, 2010, the Federal Reserve Board issued final guidance on incentive compensation policies that applies to all bank holding companies, such as PlainsCapital. The final guidance sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage excessive risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should:

•	provide employees with incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks;

•	be compatible with effective controls and risk management; and

•	be supported by strong corporate governance.

During the next stage of the final guidance, federal banking agencies will conduct reviews of incentive compensation practices at large, complex banking organizations for employees in certain business lines, such as mortgage originators. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The final guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements, related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. The scope and content of the Federal Reserve Board’s policies on executive compensation are continuing to develop, and we expect that these policies will continue to evolve over time.

Our compensation structure will be further affected by the Dodd-Frank Act. The Dodd-Frank Act will impact the governance of executive compensation at public companies by implementing proxy disclosure requirements related to executive compensation, “say on pay” shareholder voting requirements, compensation committee independence and procedure requirements, additional proxy disclosures regarding executive compensation in relation to median compensation and in relation to the financial performance of the company (for example, the company will be required to show the relationship between compensation paid to executives and the company’s financial performance), and expanded clawback requirements applicable to incentive compensation. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will affect our business. It is also difficult to predict how the numerous executive compensation regulations discussed herein will work together.

On August 16, 2010, the Federal Reserve Board published a final rule on loan originator compensation, pursuant to the Dodd-Frank Act, which prohibits certain compensation payments to loan originators and the practice of steering consumers to loans not in their interest when it will result in greater compensation for a loan originator. This final rule is effective on April 1, 2011. In addition, the Dodd-Frank Act provides that lenders and securitizers retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards spelled out in the Dodd-Frank Act and its implementing regulations. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation. Final regulations have not yet been issued.

A decline in the market for advisory services could adversely affect our business and results of operations.

First Southwest has historically earned a significant portion of its revenues from advisory fees paid to it by its clients, in large part upon the successful completion of the client’s transaction. Financial advisory revenues from First Southwest’s public finance group represented a majority of First Southwest’s net revenues for the year ended December 31, 2010. Unlike other investment banks, First Southwest earns most of its revenues from its advisory fees and, to a lesser extent, from other business activities such as commissions and underwriting. New issuances in the municipal market by cities, counties, school districts, state and other governmental agencies, airports, healthcare institutions, institutions of higher education and other clients that First Southwest’s public finance group serves may be reduced in 2011 by factors such as rising interest rates, reduced property tax bases, budget pressures on certain issuers caused by uncertain economic times and other factors. We expect that First Southwest’s reliance on advisory fees will continue for the foreseeable future, and a decline in public finance advisory engagements or the market for advisory services generally would have an adverse effect on our business and results of operations.

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

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The monetary policies of the Federal Reserve Board have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies, and any such changes may have an adverse effect upon our liquidity, capital resources and results of operations. See the section entitled “Government supervision and regulation.”

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

Our mortgage origination business is subject to seasonal fluctuations, and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.

Our mortgage origination business is subject to seasonal fluctuations. Our mortgage origination segment has historically experienced its highest revenues during the second quarter of the calendar year through the origination of a greater number of purchase mortgage loans as more families tend to move, buy or sell homes during the spring and summer. As a result, our results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We are subject to claims and litigation that could have a material adverse effect on our business.

We face significant legal risks in the business segments in which we operate, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remains high. These risks often are difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. Substantial legal liability or significant regulatory action against us or any of our subsidiaries could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects. Further, regulatory inquiries and subpoenas, other requests for information, or testimony in connection with litigation may require incurrence of significant expenses, including fees for legal representation and fees associated with document production. These costs may be incurred even if we are not a target of the inquiry or a party to the litigation. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Specifically, we are involved in legal proceedings related to the sale of municipal derivatives. See “Business—Legal Proceedings.”

We may be subject to environmental liabilities in connection with the foreclosure on real estate assets securing our loan portfolio.

Hazardous or toxic substances or other environmental hazards may be located on the properties that secure our loans. If we acquire such properties as a result of foreclosure, or otherwise, we could become subject to various environmental liabilities. For example, we could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties. We could also be held liable to a governmental entity or third party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties. In addition, we could be held liable for costs relating to environmental contamination at or from our current or former properties. Although we have policies and procedures that are designed to mitigate against certain environmental risks, we may not detect all environmental hazards associated with these properties. If we ever became subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be harmed. See “Business—Legal Proceedings” for more information.

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

As of March 18, 2011, we had 34,041,088 shares of Original Common Stock issued and outstanding and outstanding options to purchase 723,405 shares of our Original Common Stock. 1,722,152 shares of our Original Common Stock are currently held in escrow, and 28,948 shares underlying outstanding and unexercised stock options could be held in escrow, if exercised prior to the applicable release date, by an escrow agent on behalf of the former stockholders of First Southwest and may be released to such former stockholders upon the satisfaction of the earnout provisions contained in the merger agreement between us and First Southwest Holdings, Inc., dated as of November 7, 2008, as amended, pursuant to which we acquired First Southwest Holdings, Inc. on December 31, 2008 (the “Merger Agreement”). If we issue additional shares of common stock in the future and such issuance is not made to all then-existing common shareholders proportionate to their interests (as in a stock dividend or stock split), then the issuance will result in dilution to each shareholder by reducing his, her or its percentage ownership of the total outstanding shares of our common stock.

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

Our certificate of formation and bylaws contain various provisions that may delay, discourage or prevent an attempted acquisition or change in control. These provisions include a classification of our Board of Directors, which prevents our directors from being removed during their terms other than for cause. Our certificate of formation also provides for noncumulative voting for directors. In addition, we have additional authorized common stock and preferred stock, and our Board of Directors may issue additional shares of our common stock and preferred stock without shareholder approval and upon such terms as our Board of Directors may determine. The issuance of additional shares of common stock and preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in us. In addition, certain provisions of Texas and federal law, including a provision that restricts certain business combinations between a Texas corporation and certain affiliated shareholders, and certain provisions of our certificate of formation, including a provision prohibiting our shareholders from taking action by written consent without unanimous consent and a provision prohibiting the holders of less than 35% of the voting power represented by all of our shares issued, outstanding and entitled to be voted at a proposed meeting from calling a special meeting of shareholders, may delay, discourage or prevent an attempted acquisition or change in control of us. Furthermore, any change in control of our company is subject to prior regulatory approval under the Bank Holding Company Act or the Change in Bank Control Act. Finally, the preferred stock that we issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program is generally non-voting. Therefore, any potential acquirer may not be able to accomplish a tax free reorganization if the U.S. Treasury insists on securing non-voting preferred stock in any such reorganization.

Our Board of Directors may issue shares of preferred stock that would adversely affect the rights of our common shareholders.

Our authorized capital stock includes 50 million shares of preferred stock, and we currently have 87,631 shares of Series A Preferred Stock and 4,382 shares of Series B Preferred Stock issued and outstanding. Our Board of Directors, in its sole discretion, may designate and issue one or more additional series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our certificate of formation, our Board of Directors is empowered to determine: (i) the designation of, and the number of, shares constituting each series of preferred stock; (ii) the dividend rate for each series; (iii) the terms and conditions of any voting, conversion and exchange rights for each series; (iv) the amounts payable on each series upon redemption or our liquidation, dissolution or winding-up; (v) the provisions of any sinking fund for the redemption or purchase of shares of any series; and (vi) the preferences and the relative rights among the series of preferred stock. Preferred stock could be issued with voting and conversion rights that could adversely affect the voting power of the shares of our common stock. The issuance of preferred stock could also result in a series of securities outstanding that would have preferences over the common stock with respect to dividends and in liquidation.

An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC, SIPC or any other government agency. Accordingly, you should be capable of affording the loss of any investment in our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2010, our banking segment conducted business at 37 locations, including a location in the Cayman Islands, and two operations centers. Our principal executive offices are located at 2323 Victory Avenue, Suite 1400, Dallas, Texas, in space leased by the Company. In addition to our principal office, we operate the following banking locations:

	Owned	Leased	Total
Locations in Lubbock market	7	7	14
Locations in Dallas/Fort Worth market	0	14	14
Locations in Austin market	0	5	5
Locations in San Antonio market	0	3	3
Location in Cayman Islands	0	1	1

Total	7	30	37

We have options to renew leases at most locations.

As of December 31, 2010, our mortgage origination segment conducted business at 205 locations in 33 states. Each of these locations is leased by PrimeLending.

As of December 31, 2010, our financial advisory segment conducted business at 25 locations in 11 states and the District of Columbia. Each of these offices is leased by First Southwest, one of its subsidiaries, or Hester Capital.

Item 3.	Legal Proceedings.

In November 2006, FSC received subpoenas from the SEC and the United States Department of Justice (the “DOJ”) in connection with an investigation of possible antitrust and securities law violations, including bid-rigging, in the procurement of guaranteed investment contracts and other investment products for the reinvestment of bond proceeds by municipalities. The investigation is industry-wide and includes approximately 30 or more firms, including some of the largest U.S. investment firms.

As a result of these SEC and DOJ investigations into industry-wide practices, FSC was initially named as a co-defendant in cases filed in several different federal courts by various state and local governmental entities suing on behalf of themselves and a purported class of similarly situated governmental entities and a similar set of lawsuits filed by various California local governmental entities suing on behalf of themselves and a purported class of similarly situated governmental entities. All claims asserted against FSC in these purported class actions were subsequently dismissed. However, the plaintiffs in these purported class actions have filed amended complaints against other entities, and FSC is identified in these complaints not as a defendant, but as an alleged co-conspirator with the named defendants.

Additionally, as a result of these SEC and DOJ investigations into industry-wide practices, FSC has been named as a defendant in twenty individual lawsuits (of which three were filed after December 31, 2010). These lawsuits have been brought by several California public entities and two New York non-profit corporations that do not seek to certify a class. The Judicial Panel on Multidistrict Litigation has transferred these cases to the United States District Court, Southern District of New York. The California plaintiffs allege violations of Section 1 of the Sherman Act and the California Cartwright Act. The New York plaintiffs allege violations of Section 1 of the Sherman Act and the New York Donnelly Act. The allegations against FSC are very limited in scope. FSC filed an answer to seventeen lawsuits, will timely answer the three unanswered lawsuits, and intends to defend itself vigorously in these individual actions. The relief sought is unspecified monetary damages.

On December 8, 2010, PrimeLending entered into a settlement with the DOJ pursuant to a Consent Order with respect to an inquiry by the DOJ into certain lending practices of PrimeLending in prior years. The Consent Order settles a complaint filed by the United States against PrimeLending earlier that day in the United States District Court for the Northern District of Texas, Dallas Division relating to alleged violations by PrimeLending of fair lending laws between 2006 and 2009. In its complaint, the United States sought a finding that PrimeLending violated the Fair Housing Act and the Equal Credit Opportunity Act, to enjoin PrimeLending from discriminating in connection with its mortgage lending business, monetary damages on behalf of alleged victims and a civil penalty. The Consent Order was subsequently approved by the court on January 11, 2011.

PrimeLending denies that it has engaged in any discriminating lending practices and entered into the Consent Order voluntarily to avoid the risks and burdens of litigation. No factual finding or adjudication was made with respect to the United States’ allegations against PrimeLending, and no civil penalty was assessed. Prior to entering into the Consent Order, PrimeLending altered its loan pricing policy to ensure that the price it charges for residential loan products is set in a nondiscriminatory manner consistent with applicable law.

As a part of the Consent Order, PrimeLending agreed to provide a $2.0 million settlement fund, which PrimeLending charged to expense in 2010, for borrowers nationwide who may have suffered as a result of the alleged violations by PrimeLending of fair lending laws. Any moneys not distributed from the settlement fund to individual borrowers will be distributed to qualified organizations to provide credit counseling, financial literacy, and other related educational programs.

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

Market Information

There is currently no established public trading market or publicly available quotations for our common stock. As of March 18, 2011, there were no shares of our Common Stock outstanding and there were 34,041,088 shares of our Original Common Stock outstanding and held of record by approximately 950 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with each such nominee being considered as one holder). Such outstanding shares of Original Common Stock include 2,414,963 shares that participate in dividends but are not defined as outstanding under generally accepted accounting principles.

Dividends

Subject to the restrictions discussed below, our shareholders are entitled to receive dividends when, as, and if declared by our Board of Directors out of funds legally available for that purpose. For each of the last twelve completed quarters, we have paid a cash dividend of $0.05 per share of our common stock. Our Board of Directors exercises discretion with respect to whether we will pay dividends and the amount of such dividend, if any. Factors that affect our ability to pay dividends on our common stock in the future include, without limitation, our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2010 with respect to compensation plans under which shares of our common stock may be issued.

Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	725,651	(1)	$9.62	178,581	(2)
Equity compensation plans not approved by security holders	825,919	(3)	—	626,662	(4)

Total	1,551,570		$9.62	805,243

(1)

Includes 115,818 shares of common stock issuable upon exercise of outstanding stock options that were issued to the former option holders of First Southwest in conjunction with our acquisition of First Southwest.

(2)

Of the 178,581 shares available for future issuance, 155,781 shares are available under the Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008, which permits the granting of nonqualified and incentive stock options; 10,410 shares are available under the 2005 Plains Capital Corporation Incentive Stock Option Plan, which permits the granting of incentive stock options; 4,572 shares are available under the 2003 Plains Capital Corporation Incentive Stock Option Plan, which permits the granting of incentive stock options; and the balance of the shares are available under the 2001 Plains Capital Corporation Incentive Stock Option Plan, which permits the granting of incentive stock options.

(3)	Includes 375,000 shares of restricted stock granted on December 17, 2008 and 153,000 shares of restricted stock granted on December 31, 2008. Each grant vests ratably over a seven-year period.
(4)

Represents shares available for issuance under the 2010 Long-Term Incentive Plan, dated March 18, 2010, which permits the issuance of nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units and other awards.

Recent Sales of Unregistered Securities

During the fourth quarter of 2010, we issued 22,377 shares of our Original Common Stock upon the exercise of outstanding stock options at prices ranging from $6.57 to $7.60 per share. These options were awarded pursuant to the exemption from compliance with the registration requirements of the Securities Act, provided by Rule 701 promulgated thereunder. The issuance of shares of our Original Common Stock pursuant to the exercise of such options was therefore also exempted from registration under the Securities Act pursuant to Rule 701.

Item 6. Selected Financial Data.

The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2010. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. The operating results and financial condition of First Southwest are included in the tables below as of January 1, 2009 and December 31, 2008, respectively (in thousands, except per share data and weighted average shares outstanding):

	2010	2009	2008	2007	2006
Income Statement Data:
Total interest income	$218,425	$202,823	$193,392	$220,895	$192,812
Total interest expense	38,725	42,464	66,069	104,805	86,973

Net interest income	179,700	160,359	127,323	116,090	105,839
Provision for loan losses	83,226	66,673	22,818	5,517	5,049

Net interest income after provision for loan losses	96,474	93,686	104,505	110,573	100,790
Total noninterest income	432,183	334,908	119,066	84,281	101,776
Total noninterest expense	480,046	382,191	185,983	150,815	162,595

Income from continuing operations before income taxes	48,611	46,403	37,588	44,039	39,971
Federal income tax provision	15,412	14,855	13,027	14,904	13,624

Net income	33,199	31,548	24,561	29,135	26,347
Less: Net income attributable to noncontrolling interest	790	220	437	543	608

Net income attributable to PlainsCapital Corporation	32,409	31,328	24,124	28,592	25,739
Dividends on preferred stock and other	5,569	5,704	—	—	—

Income applicable to PlainsCapital Corporation common shareholders	26,840	25,624	24,124	28,592	25,739
Less: income applicable to participating securities	976	953	—	—	—

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$25,864	$24,671	$24,124	$28,592	$25,739

Per Share Data:
Net income—basic	$0.82	$0.79	$0.92	$1.10	$1.00
Weighted average shares outstanding—basic	31,476,675	31,259,995	26,117,934	26,012,250	25,785,612
Net income—diluted	$0.80	$0.77	$0.92	$1.09	$0.99
Weighted average shares outstanding—diluted	33,472,028	33,352,858	26,256,165	26,195,211	26,030,505
Book value per common share	$11.33	$10.66	$9.99	$8.97	$8.06
Tangible book value per common share	$9.76	$9.02	$8.82	$7.54	$6.63
Dividends per common share	$0.20	$0.20	$0.20	$0.19	$0.19

	2010	2009	2008	2007	2006
Balance Sheet Data(1):
Total assets	$5,316,654	$4,570,769	$3,951,996	$3,182,863	$2,880,697
Loans held for sale	477,711	432,202	198,866	100,015	126,839
Investment securities	865,080	545,737	385,327	191,175	187,225
Loans, net of unearned income	3,138,170	3,071,769	2,965,619	2,597,362	2,203,019
Allowance for loan losses	(65,169)	(52,092)	(40,672)	(26,517)	(24,722)
Goodwill and intangible assets, net	49,321	51,496	36,568	37,307	37,136
Total deposits	3,918,459	3,278,039	2,926,099	2,393,354	2,496,050
Capital lease obligations	11,693	12,128	8,651	3,994	4,148
Notes payable	63,776	68,550	151,014	40,256	35,860
Junior subordinated debentures	67,012	67,012	67,012	51,548	51,548
PlainsCapital Corporation shareholders’ equity	446,491	422,500	399,815	233,890	209,332

Performance Ratios:
Return on average shareholders’ equity	7.44%	7.50%	7.61%	12.98%	13.20%
Return on average assets	0.65%	0.71%	0.68%	0.95%	0.95%
Net interest margin (taxable equivalent)(2)	3.95%	4.00%	4.17%	4.27%	4.36%
Efficiency ratio(3)	78.45%	77.17%	75.93%	75.40%	78.20%

Asset Quality Ratios:
Total nonperforming assets to total loans and other real estate	3.61%	2.88%	1.96%	0.92%	0.66%
Allowance for loan losses to nonperforming loans	77.61%	75.47%	86.87%	153.81%	226.79%
Allowance for loan losses to total loans	2.08%	1.70%	1.37%	1.02%	1.12%
Net charge-offs to average loans outstanding(4)	2.34%	1.82%	0.37%	0.16%	0.15%

Capital Ratios:
Leverage ratio	8.96%	9.45%	12.71%	8.06%	8.22%
Tier 1 risk-based capital ratio	12.10%	12.10%	12.83%	8.99%	9.27%
Total risk-based capital ratio	13.78%	13.90%	14.53%	10.67%	10.91%
Equity to assets ratio	8.40%	9.24%	10.12%	7.35%	7.27%
Dividend payout ratio(5)	25.32%	26.40%	22.02%	17.26%	19.06%
Tangible common equity to tangible assets	5.85%	6.25%	7.04%	6.25%	6.06%

(1)	Balance sheet includes First Southwest as of December 31, 2008.
(2)	Net interest income divided by average interest-earning assets.
(3)	Noninterest expenses divided by the sum of total noninterest income and net interest income for the year.
(4)	Average loans outstanding exclude loans held for sale.
(5)	Total dividends to common shares paid divided by net income attrubutable to PlainsCapital Corporation for the year.

GAAP Reconciliation and Management’s Explanation of Non-GAAP Financial Measures

We present two measures in our selected financial data that are not measures of financial performance recognized by GAAP.

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

You should not view this disclosure as a substitute for results determined in accordance with GAAP, and our disclosure is not necessarily comparable to that of other companies that use non-GAAP measures. The following table reconciles these non-GAAP financial measures to the most comparable GAAP financial measures, “book value per common share” and “PlainsCapital Corporation shareholders’ equity to total assets” (dollars in thousands, except per share data):

	As of December 31,
	2010	2009	2008	2007	2006
Book value per common share	$11.33	$10.66	$9.99	$8.97	$8.06
Effect of goodwill and intangible assets per share	$(1.57)	$(1.64)	$(1.17)	$(1.43)	$(1.43)
Tangible book value per common share	$9.76	$9.02	$8.82	$7.54	$6.63
PlainsCapital Corporation shareholders’ equity	$446,491	$422,500	$399,815	$233,890	$209,332
Less: preferred stock	89,193	88,400	87,631	—	—
Less: goodwill and intangible assets, net	49,321	51,496	36,568	37,307	37,136

Tangible common equity	307,977	282,604	275,616	196,583	172,196
Total assets	5,316,654	4,570,769	3,951,996	3,182,863	2,880,697
Less: goodwill and intangible assets, net	49,321	51,496	36,568	37,307	37,136

Tangible assets	5,267,333	4,519,273	3,915,428	3,145,556	2,843,561
Tangible common equity to tangible assets	5.85%	6.25%	7.04%	6.25%	6.06%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes thereto included in Item 8. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report. See “Forward-Looking Statements.”

Overview

We are a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. As of December 31, 2010, on a consolidated basis, we had total assets of approximately $5.3 billion, total deposits of approximately $3.9 billion, total loans, including loans held for sale, of approximately $3.6 billion and shareholders’ equity of approximately $446.5 million. The Bank, one of our wholly owned subsidiaries, provides a broad array of financial products and services, including commercial banking, personal banking, wealth management and treasury management, from offices located throughout central, north and west Texas. In addition to the Bank, we have various subsidiaries with specialized areas of expertise that also offer an array of financial products and services such as mortgage origination and financial advisory services.

We have experienced significant balance sheet growth since our inception. During the year ended December 31, 2010, our deposits increased by 19.54%, which drove growth in our securities portfolio and provided funds that supported growth in loans held for sale, resulting in a 16.32% increase in assets. We purchased municipal securities and mortgage-related securities to take advantage of attractive yields and provide collateral for pledging to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase and other purposes. In some instances, we chose to pledge securities as collateral rather than provide letters of credit issued by the FHLB. During the year ended December 31, 2010, our loans held for sale increased by 10.53%.

We generate revenue from net interest income and from noninterest income. Net interest income is the difference between interest income we earn on loans and securities and interest expense we incur on deposits and borrowings. Net interest income is a significant contributor to operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. During 2010, we generated $179.7 million in net interest income, a 12.06% increase over the year ended December 31, 2009. The increase in net interest income was due to the growth in the aggregate volume of loans and securities that we own and, to a lesser extent, reduced interest expenses. Net interest margin is a measure of net interest income as a percentage of average interest-earning assets. Our taxable equivalent net interest margin was 3.95% for the year ended December 31, 2010 versus 4.00% for the year ended December 31, 2009.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Mortgage loan origination fees and net gains from sale of loans. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During 2010, we generated $309.8 million in mortgage loan origination fees and net gains from sale of loans, a 40.73% increase over the year ended December 31, 2009. This increase in income was primarily due to a higher volume of mortgage originations for home purchases due to increased personnel and market share during 2010, as well as increased mortgage refinancing activity resulting from a favorable interest rate environment during 2010 compared to 2009. Total mortgage loan originations increased 34.36% in 2010 compared to 2009.

(ii)	Investment advisory fees and commissions and securities brokerage fees and commissions. Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $101.5 million and $95.1 million in investment advisory fees and commissions and securities brokerage fees and commissions during the years ended December 31, 2010 and December 31, 2009, respectively.

In the aggregate, we generated $432.2 million and $334.9 million in noninterest income during the years ended December 31, 2010 and 2009, respectively. The increase in noninterest income was primarily due to an increase in realized gains on the sale of mortgage loans. The contribution of noninterest income to net revenues (net interest income plus noninterest income) was 70.63% during 2010 versus 67.62% during 2009.

Offsetting our revenues are noninterest expenses we incur through the operations of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses. Compensation and benefits were 62.35% and 63.97% of total noninterest expense for the years ended December 31, 2010 and 2009, respectively.

Segment and Related Information

We have three reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank. The operations of PrimeLending comprise the mortgage origination segment. The financial advisory segment is comprised of First Southwest and Hester Capital. The principal subsidiaries of First Southwest are FSC, a broker-dealer registered with the SEC and FINRA, and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940.

Our reportable segments also serve as reporting units for the purpose of testing our goodwill for impairment. None of our reporting units are currently at risk of failing the Step 1 impairment test prescribed in the Goodwill Subtopic of the FASB Accounting Standards Codification.

During 2009, PlainsCapital changed its reporting of segment results. We describe this change in Note 25 to our consolidated financial statements. Segment net revenue percentages reflect net revenue from external customers.

How We Generate Revenue and Net Income

We derive our revenue and net income primarily from the banking segment and the mortgage origination segment, while the remainder of our revenue and net income is generated from the financial advisory segment. The relative share of total revenue and net income provided by our banking and mortgage origination segments fluctuates depending on market conditions, and operating results for the mortgage origination segment tend to be more volatile than operating results for the banking segment.

The banking segment provides primarily business banking and personal banking products and services. 34.78% and 36.27% of our net revenue, and 32.56% and 24.26% of our net income, were derived from the banking segment for the years ended December 31, 2010 and 2009, respectively. The banking segment generates revenue from earning assets, and its results of operations are primarily dependent on net interest income. Net interest income represents the difference between the income earned on the banking segment’s assets, including its loans and investment securities, and the banking segment’s cost of funds, including the interest paid by the banking segment on its deposits and borrowings that are used to support the banking segment’s assets. The banking segment also derives revenue from other sources, primarily service charges on customer deposit accounts and trust fees.

The mortgage origination segment generated 46.95% and 42.77% of our net revenue, and 49.59% and 59.31% of our net income, for the years ended December 31, 2010 and 2009, respectively. The mortgage origination segment offers a variety of loan products from offices in 33 states, and generates revenue primarily from fees charged on the origination of loans and from selling these loans in the secondary market.

We generate the remainder of our net revenue primarily from our financial advisory services. The financial advisory segment generated 18.28% and 20.96% of our net revenue, and 17.85% and 16.43% of our net income, for the years ended December 31, 2010 and 2009, respectively. The majority of revenues in the financial advisory segment are generated from fees and commissions earned from investment advisory and securities brokerage services at First Southwest.

Operating Results

Consolidated net income for the year ended December 31, 2010 was $32.4 million, or $0.80 per diluted share, compared with $31.3 million, or $0.77 per diluted share, for the year ended December 31, 2009, and $24.1 million, or $0.92 per diluted share, for the year ended December 31, 2008.

We consider the ratios shown in the table below to be key indicators of our performance:

	Year Ended December 31,
	2010	2009	2008
Return on average shareholders’ equity	7.44%	7.50%	7.61%
Return on average assets	0.65%	0.71%	0.68%
Net interest margin (taxable equivalent)	3.95%	4.00%	4.17%
Leverage ratio	8.96%	9.45%	12.71%

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

The changes in our earnings during the periods described above are primarily attributable to the factors listed below (in thousands):

	Earnings Increase (Decrease)
	Year Ended December 31,
	2010 v. 2009	2009 v. 2008
Net interest income	$19,341	$33,036
Provision for loan loss	(16,553)	(43,855)
Mortgage loan origination fees and net gains from sale of loans	89,660	125,775
Investment advisory and brokerage fees and commissions	6,423	89,229
Noninterest expense	(97,855)	(196,208)
All other (including tax effects)	65	(773)

	$1,081	$7,204

Net Interest Income

The following table summarizes the components of net interest income (in thousands):

	Year Ended December 31,
				Variance
	2010	2009	2008	2010 v. 2009	2009 v. 2008
Interest income
Loans, including fees	$183,657	$180,119	$182,683	$3,538	$(2,564)
Securities	17,697	9,461	7,135	8,236	2,326
Securities—tax exempt	9,224	7,494	2,384	1,730	5,110
Federal funds sold and securities purchased under agreements to resell	1,720	90	477	1,630	(387)
Interest-bearing deposits with banks	823	259	73	564	186
Other securities	5,304	5,400	640	(96)	4,760

Total interest income	218,425	202,823	193,392	15,602	9,431
Interest expense
Deposits	29,586	32,137	48,236	(2,551)	(16,099)
Notes payable and other borrowings	9,139	10,327	17,833	(1,188)	(7,506)

Total interest expense	38,725	42,464	66,069	(3,739)	(23,605)

Net interest income	$179,700	$160,359	$127,323	$19,341	$33,036

Net interest income increased $19.3 million in 2010 compared with 2009. The increase in net interest income in 2010 was primarily due to volume growth in our loan and investment securities portfolios and, to a lesser extent, reduced interest expenses in the banking segment compared with 2009. Net interest income increased $33.0 million in 2009 compared with 2008, which was due primarily to growth in our investment securities portfolio.

Noninterest Income

Noninterest income was $432.2 million in 2010 compared with $334.9 million in 2009, an increase of $97.3 million. Noninterest income increased by $215.8 million for the year ended December 31, 2009 to $334.9 million compared with $119.1 million in 2008. The increase in both periods was primarily due to increased mortgage loan origination volume, which increased 34.36% in 2010 compared to 2009 and increased 134.34% in 2009 compared to 2008. The increased mortgage loan origination volume, which resulted from increases in personnel and mortgage banking offices, led to higher net gains on the sale of mortgage loans in both periods and higher mortgage loan origination fees in 2009 compared to 2008. Increased income derived from investment advisory fees and commissions and securities brokerage fees and commissions in the financial advisory segment also contributed to the increase in noninterest income for both periods.

Noninterest Expense

The following table summarizes noninterest expense for the periods indicated below (in thousands):

	Year Ended December 31,
				Variance
	2010	2009	2008	2010 v. 2009	2009 v. 2008
Noninterest expense
Employees’ compensation and benefits	$299,286	$240,667	$112,186	$58,619	$128,481
Occupancy and equipment, net	59,013	50,992	28,137	8,021	22,855
Professional services	29,874	23,783	11,602	6,091	12,181
Deposit insurance premium	6,304	6,295	1,564	9	4,731
Repossession and foreclosure	9,175	5,716	3,386	3,459	2,330
Other	76,394	54,738	29,108	21,656	25,630

Total noninterest expense	$480,046	$382,191	$185,983	$97,855	$196,208

Noninterest expense in 2010 increased $97.9 million compared with the year ended December 31, 2009. Noninterest expense in 2009 increased $196.2 million compared with the year ended December 31, 2008. The largest components of this increase for both periods were employees’ compensation and benefits and occupancy and equipment expenses, net of rental income.

Employees’ compensation and benefits increased $58.6 million for the year ended December 31, 2010 compared to 2009. Employees’ compensation and benefits increased $128.5 million for the year ended December 31, 2009 compared to 2008. The increase for both periods was primarily attributable to increased costs in the mortgage origination segment. As previously discussed, mortgage loan origination volumes increased significantly in 2010 compared to 2009 and in 2009 compared to 2008. As a result, the mortgage origination segment increased staffing levels, opened additional mortgage banking offices and incurred higher commission-related costs. Increased costs in the financial advisory segment also contributed to the increase in employees’ compensation and benefits during 2009 compared to 2008, due to the acquisition of First Southwest, whose operations were included in the financial advisory segment beginning January 1, 2009. Compensation and benefits expense at First Southwest was $60.8 million for the year ended December 31, 2009.

Occupancy and equipment expenses, net of rental income, increased $8.0 million in 2010 compared with the year ended December 31, 2009. The increase was primarily attributable to the mortgage origination segment opening additional mortgage banking offices during 2009 and 2010. Occupancy and equipment expenses, net of rental income, increased $22.9 million in 2009 compared with the year ended December 31, 2008. The increase was primarily due to the acquisition of First Southwest, which had occupancy costs of $13.6 million for the year ended December 31, 2009.

Other expenses increased $21.7 million in 2010 compared with 2009. The increase was primarily attributable to the mortgage origination segment resulting from increases in loan funding fees and unreimbursed closing costs associated with increased mortgage loan origination volume. Other expenses increased $25.6 million in 2009 compared with 2008. The increase was primarily attributable to variable expenses that fluctuate with the volume of loan originations in the mortgage origination segment and the acquisition of First Southwest.

Lines of Business

Banking Segment

The following table summarizes the results for the banking segment for the indicated periods (in thousands):

	Year Ended December 31,
				Variance
	2010	2009	2008	2010 v. 2009	2009 v. 2008
Net interest income	$175,506	$157,180	$126,434	$18,326	$30,746
Provision for loan losses	82,592	66,673	22,818	15,919	43,855
Noninterest income	37,464	22,685	20,505	14,779	2,180
Noninterest expense	114,574	101,949	93,820	12,625	8,129

Income before taxes	15,804	11,243	30,301	4,561	(19,058)
Income tax provision	5,018	3,605	10,521	1,413	(6,916)

Net income	$10,786	$7,638	$19,780	$3,148	$(12,142)

Net income was $10.8 million for the year ended December 31, 2010, an increase of $3.1 million compared with 2009. The increase was due primarily to the increase in net interest income, partially offset by the provision for loan losses. Net income was $7.6 million for the year ended December 31, 2009, a decrease of $12.1 million compared with 2008. The decrease was primarily due to an increase in the provision for loan losses, partially offset by an increase in net interest income.

Net interest income increased $18.3 million in 2010 compared with the year ended December 31, 2009. The increase was due primarily to increased interest income on the investment securities and loan portfolios, resulting from volume growth in both portfolios and to a lesser extent, reduced interest expenses compared to the year ended December 31, 2009. Net interest income increased $30.7 million in 2009 compared with the year ended December 31, 2008. The increase was due primarily to reduced interest expenses resulting from declining market interest rates and, to a lesser extent, increased interest income on the investment securities portfolio, resulting from volume growth in the portfolio compared to the corresponding period in 2008.

Provision for loan losses increased by $15.9 million in 2010 compared with the year ended December 31, 2009, and $43.9 million in 2009 compared with the year ended December 31, 2008. The increase in the provision for loan losses for both periods was primarily a result of a significant increase in non-performing loans and loan charge-offs due to challenging economic conditions.

Noninterest income increased $14.8 million in 2010 compared with 2009, and $2.2 million in 2009 compared with 2008. The increase for both periods was due primarily to an increase in intercompany finance costs.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands):

	Years Ended December 31,
	2010 v. 2009			2009 v. 2008
	Change Due To(1)			Change Due To(1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans	$6,111	$(1,782)	$4,329	$26,800	$(32,379)	$(5,579)
Investment securities(2)	9,115	1,102	10,217	13,774	(4,985)	8,789
Federal funds sold and securities purchased under agreements to resell	13	139	152	(70)	(317)	(387)
Interest-bearing deposits in other financial institutions	541	32	573	911	(749)	162
Other securities	(79)	95	16	96	(140)	(44)

Total interest income(2)	15,701	(414)	15,287	41,511	(38,570)	2,941
Interest expense
Deposits	6,922	(9,433)	(2,511)	12,746	(28,991)	(16,245)
Notes payable and other borrowings	(948)	(1,075)	(2,023)	1,268	(11,345)	(10,077)

Total interest expense	5,974	(10,508)	(4,534)	14,014	(40,336)	(26,322)

Net interest income(2)	$9,727	$10,094	$19,821	$27,497	$1,766	$29,263

(1)	Changes attributable to both volume and yield/rate are included in yield/rate.
(2)	Taxable equivalent.

Taxable equivalent net interest income increased $19.8 million in 2010 compared with 2009. Increases in the volume of interest-earning assets, primarily investment securities and interest-bearing deposits, increased taxable equivalent net interest income by $15.7 million. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income by $10.5 million, primarily due to a decrease in market interest rates on deposits compared with prevailing market rates in 2009. Increases in the volume of interest-bearing liabilities, primarily deposits, reduced taxable equivalent net interest income by $6.0 million.

Taxable equivalent net interest income increased $29.3 million in 2009 compared with 2008. Increases in the volume of interest-earning assets, primarily in the loan portfolio, increased taxable equivalent net interest income by $41.5 million, while increases in the volume of interest-bearing liabilities reduced taxable equivalent net interest income by $14.0 million. Changes in yields earned and rates paid increased taxable equivalent net interest income by $1.8 million. Yields on the majority of variable rate loans declined to their respective rate floors in the first quarter of 2009, while the yields on the investment securities portfolio decreased due to relatively lower market yields, particularly on the auction rate bonds acquired in connection with our acquisition of First Southwest. The $40.3 million decrease in the rates paid on interest-bearing liabilities was primarily due to the decrease in market interest rates compared with the prevailing market rates in 2008.

The table below provides additional details regarding the banking segment’s net interest income (dollars in thousands):

	Year Ended December 31,
	2010			2009			2008
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(1)	$3,324,370	$184,580	5.55%	$3,215,367	$180,251	5.61%	$2,810,106	$185,830	6.61%
Investment securities—taxable	443,040	17,058	3.85%	227,345	9,228	4.06%	141,420	7,008	4.96%
Investment securities—non-taxable(2)	210,695	12,551	5.96%	203,479	10,164	5.00%	55,792	3,595	6.44%
Federal funds sold and securities purchased under agreements to resell	23,968	242	1.01%	20,947	90	0.43%	24,522	477	1.95%
Interest-bearing deposits in other financial institutions	219,564	805	0.37%	65,858	232	0.35%	4,701	70	1.49%
Other securities	22,738	612	2.69%	26,220	596	2.27%	22,815	640	2.81%

Interest-earning assets, gross	4,244,375	215,848	5.09%	3,759,216	200,561	5.34%	3,059,356	197,620	6.46%
Allowance for loan losses	(52,624)			(35,244)			(26,551)

Interest-earning assets, net	4,191,751			3,723,972			3,032,805
Noninterest-earning assets	466,634			501,393			442,550

Total assets	$4,658,385			$4,225,365			$3,475,355

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,422,256	29,695	0.87%	$2,816,814	32,206	1.14%	$2,230,120	48,451	2.17%
Notes payable and other borrowings	472,281	4,386	0.93%	554,252	6,409	1.16%	514,664	16,486	3.20%

Total interest-bearing liabilities	3,894,537	34,081	0.88%	3,371,066	38,615	1.15%	2,744,784	64,937	2.37%
Noninterest-bearing liabilities
Noninterest-bearing deposits	192,438			143,374			234,342
Other liabilities	38,161			191,979			151,662

Total liabilities	4,125,136			3,706,419			3,130,788
Shareholders’ equity	533,249			518,946			344,567

Total liabilities and shareholders’ equity	$4,658,385			$4,225,365			$3,475,355

Net interest income(2)		$181,767			$161,946			$132,683

Net interest spread(2)			4.21%			4.19%			4.09%
Net interest margin(2)			4.28%			4.31%			4.34%

(1)

Average loans include non-accrual loans. The banking segment would have recognized an additional $4.4 million, $4.6 million and $3.3 million of interest income in 2010, 2009 and 2008, respectively, if non-accrual loans had been current and performing.

(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $4.1 million, $3.1 million and $1.2 million for 2010, 2009 and 2008, respectively.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investment in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin.

The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings) is constantly changing due to the banking segment’s needs and market conditions. Overall, average deposits in 2010 were $654.5 million higher than average deposits in 2009. Average noninterest-bearing demand deposits in 2010 increased $49.1 million from 2009 levels and average interest-bearing demand deposits increased $440.5 million compared to 2009. The increases in deposits reflect the increasing amounts of cash held by individuals and businesses in response to an uncertain economic outlook.

Average deposits for the year ended December 31, 2009 increased $495.7 million compared to 2008. Average noninterest-bearing demand deposits at December 31, 2009 decreased $91.0 million from December 31, 2008 levels, while average interest-bearing demand deposits increased $526.6 million compared to 2008.

At December 31, 2010, we had approximately $132.1 million in interest-bearing deposits in a foreign branch.

The table below presents the banking segment’s average balances of deposits and the average rates paid on those deposits for the years ended December 31, 2010, 2009 and 2008 (dollar in thousands):

	Year Ended December 31,
	2010		2009		2008
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$192,438	—	$143,374	—	$234,342	—
Interest-bearing demand deposits	1,882,603	0.35%	1,442,072	0.45%	915,455	0.93%
Savings deposits	167,280	0.74%	130,991	1.12%	160,855	2.00%
Certificates of deposit	1,246,475	1.71%	1,122,631	2.09%	940,976	3.42%
Foreign branch deposits	125,899	0.45%	121,120	0.66%	212,833	2.11%

	$3,614,695	0.82%	$2,960,188	1.09%	$2,464,461	1.97%

The maturity of interest-bearing time deposits of $100,000 or more as of December 31, 2010 is set forth in the table below (in thousands):

Months to maturity:
3 months or less	$185,509
3 months to 6 months	120,882
6 months to 12 months	112,261
Over 12 months	399,304

$817,956

The banking segment experienced growth of $133.0 million in interest-bearing time deposits of $100,000 or more for the year ended December 31, 2010 compared to 2009 due primarily to the economic uncertainty discussed previously. At December 31, 2010, there were $418.7 million in interest-bearing time deposits scheduled to mature within one year. During 2009, interest-bearing time deposits of $100,000 or more increased by $117.8 million compared to 2008.

Mortgage Origination Segment

The following table summarizes the results for the mortgage origination segment for the indicated periods (in thousands):

	Year Ended December 31,
				Variance
	2010	2009	2008	2010 v. 2009	2009 v. 2008
Net interest income (loss)	$(21,791)	$(7,048)	$928	$(14,743)	$(7,976)
Provision for loan losses	634	—	—	634	—
Noninterest income	309,298	219,107	93,257	90,191	125,850
Noninterest expense	262,801	184,580	87,275	78,221	97,305

Income before taxes	24,072	27,479	6,910	(3,407)	20,569
Income tax provision	7,643	8,809	2,399	(1,166)	6,410

Net income	$16,429	$18,670	$4,511	$(2,241)	$14,159

Net income was $16.4 million for the year ended December 31, 2010; a decrease of $2.2 million compared to the year ended December 31, 2009. The decrease was due primarily to the decrease in net interest income that was primarily due to an increase in intercompany financing costs. Net income was $18.7 million for the year ended December 31, 2009, an increase of $14.2 million compared to 2008. The increase was due primarily to increases in noninterest income, partially offset by increases in noninterest expense. High volumes of mortgage loan originations resulted in increased income from loan originations and net gains on the sale of loans.

Net interest income decreased $14.7 million in 2010 compared to the year ended December 31, 2009, and $8.0 million in 2009 compared to the year ended December 31, 2008. The decrease for both periods was primarily due to increases in other interest expense, which related primarily to increases in intercompany financing costs.

Noninterest income increased $90.2 million in 2010 compared to the year ended December 31, 2009, and $125.9 million in 2009 compared to the year ended December 31, 2008.

Mortgage loan origination volume was $7.601 billion for the year ended December 31, 2010 compared to $5.657 billion for the year ended December 31, 2009, an increase of 34.36%. The increase in loan origination volume resulted in increased gains on the sale of loans. Despite the increase in loan origination volume, mortgage loan origination fees decreased $5.8 million in 2010 compared with the year ended December 31, 2009. The decrease was primarily due to customers choosing a higher interest rate on their loans rather than paying origination and other required loan fees at closing. This choice by customers has the effect of decreasing the amount of loan origination fees recorded, but increasing the gain on the sale of the loan because investors place a higher premium on loans with higher interest rates when other terms of the loan are similar. During 2010, refinancings and home purchases accounted by dollar volume for 41.87% and 58.13%, respectively, of the total mortgage loan origination volume.

Mortgage loan origination volume was $5.657 billion in 2009 compared to $2.283 billion for the year ended December 31, 2008. Mortgage loan origination fees increased $46.6 million in 2009 compared with the year ended December 31, 2008. The increase was due primarily to increased mortgage loan origination volume primarily due to mortgage refinancing activity driven by favorable interest rates, an increase in the volume of mortgage originations for home purchases and an increase in the size of PrimeLending’s sales force and the opening of additional PrimeLending offices.

Employees’ compensation and benefits increased $48.8 million in 2010 compared to the year ended December 31, 2009, and $66.8 million in 2009 compared to the year ended December 31, 2009. The increase for both periods was attributable to increased staffing levels to support the additional mortgage banking offices opened during 2009 and 2010, as well as higher commission costs due to higher origination volumes subject to commissions. Other expenses increased $19.0 million in 2010 compared with 2009, and $12.4 million in 2009 compared with 2008. The increase for both periods was primarily attributable to increases in legal fees due to regulatory compliance activities and litigation, as well as increased funding fees and unreimbursed closing costs.

We expect to see a lower demand for mortgage loan originations during 2011 compared to 2010, but we expect our mortgage loan origination volume in 2011 to be similar to volume in 2010 as a result of our efforts to increase market share by expanding our branch network.

Financial Advisory Segment

The following table summarizes the results for the financial advisory segment for the indicated periods (in thousands):

	Year Ended December 31,
				Variance
	2010	2009	2008	2010 v. 2009	2009 v. 2008
Net interest income (loss)	$8,863	$4,996	$(157)	$3,867	$5,153
Noninterest income	103,075	98,944	6,076	4,131	92,868
Noninterest expense	103,275	96,327	5,611	6,948	90,716

Income before taxes	8,663	7,613	308	1,050	7,305
Income tax provision	2,751	2,441	107	310	2,334

Net income	$5,912	$5,172	$201	$740	$4,971

Net income was $5.9 million in 2010, an increase of $0.7 million compared to 2009. The increase was due primarily to the increase in net revenue, partially offset by the increase in noninterest expense. Net income was $5.2 million in 2009, an increase of $5.0 million compared to the year ended December 31, 2008. The increases in all components of the financial advisory segment in 2009 were due to First Southwest, whose operations were included in the financial advisory segment beginning January 1, 2009.

Net interest income increased $3.9 million in 2010 compared to the year ended December 31, 2009, and $5.1 million in 2009 compared to the year ended December 31, 2008. The increase in 2010 resulted from higher customer margin loan balances and from an increased level of investment securities used to support sales, underwriting, and other customer activities during 2010. The increase in 2009 compared with 2008 was due to the acquisition of First Southwest.

The majority of noninterest income is generated from fees and commissions earned from investment advisory and securities brokerage activities, which increased $4.1 million in 2010 compared to 2009, and $92.9 million in 2009 compared to 2008. In September 2009, First Southwest received $3.1 million from the United States Attorney’s Office. First Southwest had made claims to recover its share of certain funds the U.S. government had recovered from its investigation of a stock fraud from which First Southwest incurred significant losses in 1997. The recovery was included in other noninterest income in 2009. Contingent fees of $0.5 million were paid to attorneys who assisted us with this recovery and were included in professional services expense in 2009.

Noninterest expense increased $6.9 million in 2010 compared to 2009. Employees’ compensation and benefits accounted for the majority of the increase in noninterest expense, which increased $4.0 million. The increase was attributable to an increase in compensation expense related to higher noninterest revenue production during 2010. Noninterest expense increased $90.7 million in 2009, which was due to the acquisition of First Southwest.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition for the years ended December 31, 2010, 2009 and 2008.

Securities Portfolio

The securities portfolio plays a role in the management of interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, federal funds purchased and securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, our policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. In connection with our acquisition of First Southwest, we purchased a portfolio of auction rate bonds for which an active market does not currently exist.

The securities portfolio consists of three major components: securities held to maturity, securities available for sale and trading securities. Securities are classified as held to maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, with holding gains and losses recorded in accumulated other comprehensive income. Trading securities are carried at fair market value, marked to market through operations and held at First Southwest, which as a broker-dealer is required to carry its securities at fair value. These trading securities are used to support sales, underwriting and other customer activities. The table below summarizes our securities portfolio (in thousands):

	December 31,
	2010	2009	2008
Securities held to maturity, at amortized cost
U.S. government agencies
Mortgage-backed securities	$10,369	$16,963	$19,982
Collateralized mortgage obligations	28,169	50,533	29,030
States and political subdivisions	120,348	120,818	57,228
Auction rate bonds	74,027	105,699	110,969

	232,913	294,013	217,209

Securities available for sale, at fair value
U.S. Treasury securities	—	—	11,953
U.S. government agencies
Bonds	29,959	—	10,038
Mortgage-backed securities	18,844	28,014	35,439
Collateralized mortgage obligations	507,769	145,361	68,515
States and political subdivisions	34,210	9,612	—
Auction rate bonds	22,454	44,554	40,612

	613,236	227,541	166,557
Trading securities, at fair value	18,931	24,183	1,561

Total securities portfolio	$865,080	$545,737	$385,327

We purchased a significant amount of collateralized mortgage obligations in 2010 in response to the growth in our deposits, and due to the yield on collateralized mortgage obligations relative to alternative investments. In addition, our purchases provided additional collateral for repurchase agreements, which certain of our customers chose in response to the expiration of unlimited FDIC insurance in 2009, and allowed us flexibility in choosing between providing collateral for pledging from our securities portfolio or from letters of credit issued by the FHLB.

We had a net unrealized loss of $1.3 million related to the available for sale investment portfolio at December 31, 2010, compared with a net unrealized loss of $1.1 million at December 31, 2009 and a net unrealized gain of $1.1 million at December 31, 2008.

The market value of securities held to maturity at December 31, 2010 was $4.2 million below book value. At December 31, 2009, market value of held to maturity securities was $0.9 million above book value. The market value of held to maturity securities was $0.2 million below book value at December 31, 2008.

We hold securities issued by Access to Loans for Learning Student Loan Corporation that exceed 10% of our shareholders’ equity. The aggregate book value and aggregate estimated market value of the securities at December 31, 2010, was $97.0 million and $91.9 million, respectively.

The following table sets forth the estimated maturities of securities. Contractual maturities may be different (dollar amounts in thousands, yields are tax-equivalent):

	December 31, 2010
	One Year Or Less	One Year to Five Years	Five Years to Ten Years	Greater Than Ten Years	Total
U.S. government agencies
Bonds
Amortized cost	$—	$30,000	$—	$—	$30,000
Fair value	—	29,959	—	—	29,959
Weighted average yield	0.00%	1.03%	0.00%	0.00%	1.03%

Mortgage-backed securities
Amortized cost	1,611	14,711	12,451	503	29,276
Fair value	1,614	15,590	12,184	494	29,882
Weighted average yield	6.45%	5.04%	3.76%	5.86%	4.59%

Collateralized mortgage obligations
Amortized cost	21,048	207,947	134,776	171,934	535,705
Fair value	21,091	210,119	134,088	171,154	536,452
Weighted average yield	1.11%	3.77%	4.49%	4.75%	4.16%

States and political subdivisions
Amortized cost	2,010	1,933	15,878	135,736	155,557
Fair value	2,046	1,963	16,307	133,503	153,819
Weighted average yield	6.01%	6.41%	6.37%	6.96%	6.88%

Auction rate bonds
Amortized cost	—	—	—	96,963	96,963
Fair value	—	—	—	91,854	91,854
Weighted average yield	0.00%	0.00%	0.00%	2.29%	2.29%

Total securities portfolio
Amortized cost	$24,669	$254,591	$163,105	$405,136	$847,501
Fair value	24,751	257,631	162,579	397,005	841,966
Weighted average yield	1.86%	3.54%	4.62%	4.91%	4.35%

Loan Portfolio

Consolidated loans held for investment are detailed in the table below (in thousands) and classified by type:

	December 31,
	2010	2009	2008	2007	2006
Commercial and industrial
Commercial	$1,299,654	$1,264,735	$1,260,609	$1,027,559	$796,690
Lease financing	50,216	78,088	101,902	148,780	183,219
Securities (including margin loans)	289,351	152,145	129,638	4,696	4,583
Real estate	1,112,402	1,125,134	837,071	676,354	586,248
Construction and land development	343,920	402,876	585,820	704,321	597,408
Consumer	42,627	48,791	50,579	35,652	34,871

Loans, gross	3,138,170	3,071,769	2,965,619	2,597,362	2,203,019
Allowance for loan losses	(65,169)	(52,092)	(40,672)	(26,517)	(24,722)

Loans, net	$3,073,001	$3,019,677	$2,924,947	$2,570,845	$2,178,297

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s total loans, net of the allowance for loan losses, were $3.3 billion, $3.3 billion and $3.0 billion as of December 31, 2010, 2009 and 2008, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending and First Southwest that aggregated $0.5 billion, $0.4 billion and $0.2 billion at December 31, 2010, 2009 and 2008, respectively and are eliminated from net loans on our consolidated balance sheet.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At December 31, 2010, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate loan portfolio. The areas of concentration within our real estate portfolio were construction and land development loans and non-construction commercial real estate loans. At December 31, 2010, construction and land development loans were 11% of total loans, while non-construction commercial real estate loans were 26% of total loans. The banking segment’s loan concentrations were within regulatory guidelines as of December 31, 2010.

The following table provides information regarding the maturities of the banking segment’s commercial and real estate loans held for investment, excluding unearned income (in thousands). Non-accrual commercial and real estate loans, included in the table below, were $77.9 million at December 31, 2010:

	December 31, 2010
	Due Within One Year	Due From One To Five Years	Due After Five Years	Total
Commercial and industrial	$871,207	$335,761	$98,419	$1,305,387
Real estate (including construction and land development)	457,487	669,219	329,218	1,455,924

Total	$1,328,694	$1,004,980	$427,637	$2,761,311

Fixed rate loans	$1,084,965	$971,152	$426,833	$2,482,950
Floating rate loans	243,729	33,828	804	278,361

Total	$1,328,694	$1,004,980	$427,637	$2,761,311

In the table above, variable rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. The majority of floating rate loans carry an interest rate tied to The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $476.4 million, $430.8 million and $192.3 million as of December 31, 2010, 2009 and 2008, respectively. The $45.6 million increase in net loans at December 31, 2010 compared with December 31, 2009 was primarily attributable to internally generated growth that resulted from the opening of additional offices and market conditions that led to increased home purchases and refinance originations. The $238.5 million increase in net loans at December 31, 2009 compared with December 31, 2008 was primarily attributable to internally generated growth that resulted from the opening of additional offices, market conditions that led to increased refinancing activity, as well as an increased market share attained by PrimeLending.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are shown in the following table (in thousands):

	December 31,
	2010	2009	2008
Loans held for sale
Unpaid principal balance	$465,342	$419,473	$188,143
Fair value adjustment	11,100	11,287	4,118

	$476,442	$430,760	$192,261

Pipeline loans
Unpaid principal balance	$442,270	$256,285	$219,700
Fair value adjustment	274	(512)	4,041

	$442,544	$255,773	$223,741

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. The financial advisory segment’s total loans, net of the allowance for loan losses, were $286.7 million, $154.1 million and $125.5 million as of December 31, 2010, 2009 and 2008, respectively. The increase for both periods is primarily attributable to increased borrowings in margin accounts held by First Southwest customers and correspondents.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans held for investment. Our management has responsibility for determining the level of the allowance for loan losses, subject to review by the Audit Committee of our Board of Directors and the Directors’ Loan Review Committee of the Bank’s Board of Directors.

It is our management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. Estimated credit losses are the probable current amount of loans that we will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan, or portion thereof, is uncollectible, the loan, or portion thereof, is charged off against the allowance for loan losses. Any subsequent recovery of charged-off loans is added back to the allowance for loan losses.

We have developed a methodology that seeks to determine an allowance within the scope of Receivables and Contingencies Topics of the ASC. Loans within the scope of the Receivables Topic are those determined to be impaired and individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on those loans, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. When loans are determined to be impaired, specific reserves are provided in our estimate of the allowance, as appropriate. Loans within the scope of the Contingencies Topic include all non-impaired loans. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segments adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; changes in the quality of the institution’s loan review system; changes in the value of underlying collateral for collateral-dependent loans; and the existence and effect of any concentrations of credit, and changes in the level of such concentrations.

We design our loan review program to timely identify and monitor problem loans by maintaining a credit grading process, ensuring that timely and appropriate changes are made to the loans with assigned risk grades and coordinating the timely delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review all loan relationships that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve adequate coverage of our various lending markets.

Homogenous loans, such as consumer installment, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. As of December 31, 2010, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. While we believe we have sufficient allowance for our existing portfolio as of December 31, 2010, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $70.1 million for the year ended

December 31, 2010, $55.3 million for the year ended December 31, 2009 and $9.9 million for the year ended December 31, 2008. Two loan relationships accounted for $21.8 million of the $70.1 million charged off in 2010. Our allowance for loan losses totaled $65.2 million, $52.1 million and $40.7 million at December 31, 2010, 2009 and 2008, respectively. The ratio of the allowance for loan losses to total loans held for investment at December 31, 2010, 2009 and 2008 was 2.08%, 1.70% and 1.37%, respectively.

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

The provision for loan losses, primarily in the banking segment, was $83.2 million for the year ended December 31, 2010, an increase of $16.5 million compared to December 31, 2009. The provision for loan losses for the year ended December 31, 2009 was $66.7 million, an increase of $43.9 million compared to December 31, 2008. The increase for both periods was primarily a result of a significant increase in non-performing loans and net charge-offs due to continued weak economic conditions in our primary markets. These challenging economic conditions have resulted, at times, in sudden deterioration in the creditworthiness of some seasoned borrowers, and we have significantly increased the loan loss provision, as well as the allowance for loan losses, to address these circumstances.

The following table presents the activity in our allowance for loan losses for the dates indicated (dollars in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Balance at beginning of period	$52,092	$40,672	$26,517	$24,722	$22,666
Provisions charged to operating expenses	83,226	66,673	22,818	5,517	5,049
Recoveries of loans previously charged off
Commercial and industrial	754	901	1,605	974	804
Real estate	2	94	—	114	—
Construction and land development	917	32	29	100	—
Lease financing	6	10	30	11	11
Consumer	121	47	51	231	47

Total recoveries	1,800	1,084	1,715	1,430	862

Loans charged off
Commercial and industrial	42,288	46,822	9,445	4,044	2,022
Real estate	9,272	2,987	305	143	762
Construction and land development	19,511	3,586	1,095	697	50
Lease financing	586	1,628	580	132	405
Consumer	292	1,314	233	136	616

Total charge-offs	71,949	56,337	11,658	5,152	3,855

Net charge-offs	(70,149)	(55,253)	(9,943)	(3,722)	(2,993)

Allowance for losses on margin loans from FSW acquisition	—	—	1,280	—	—

Balance at end of period	$65,169	$52,092	$40,672	$26,517	$24,722

Net charge-offs to average loans outstanding	2.34%	1.82%	0.37%	0.16%	0.15%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, are presented in the table below (dollars in thousands). Amounts shown in “Unallocated” include the portion of the allowance that is attributable to factors that cannot be distributed by type. Those factors include credit concentrations, trends in loan growth, and various other market, economic and regulatory considerations. As shown below, none of the allowance at December 31, 2010 is unallocated, primarily due to our efforts to attribute the various components of the allowance to loan type. We expect that the unallocated portion of the allowance will remain relatively small in future periods as we continue to refine our methodology for the distribution of the allowance.

	December 31,
	2010		2009		2008		2007		2006
	Reserve	% of Gross Loans	Reserve	% of Gross Loans	Reserve	% of Gross Loans	Reserve	% of Gross Loans	Reserve	% of Gross Loans
Commercial and industrial	$41,687	52.23%	$30,974	48.66%	$30,073	50.31%	$9,861	45.44%	$9,078	44.65%
Real estate (including construction and land development)	22,959	46.41%	12,357	49.74%	4,928	47.97%	2,348	53.17%	3,032	53.74%
Consumer	523	1.36%	469	1.60%	377	1.72%	257	1.39%	606	1.61%
Unallocated	—		8,292		5,294		14,051		12,006

Total	$65,169	100.00%	$52,092	100.00%	$40,672	100.00%	$26,517	100.00%	$24,722	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. As of December 31, 2010, we had 24 credit relationships totaling $43.6 million in loans of this type which are not included in either the non-accrual or 90 days past due non-performing loan categories.

Non-Performing Assets

The following table presents our components of non-performing assets at the dates indicated (dollars in thousands):

	December 31,
	2010	2009	2008	2007	2006
Loans accounted for on a non-accrual basis
Commercial and industrial	$12,259	$38,592	$32,919	$9,953	$5,238
Lease financing	6,028	3,835	1,388	1,955	216
Real estate	8,035	10,279	5,149	2,773	3,622
Construction and land development	57,622	16,317	6,870	2,534	1,793
Consumer	27	—	492	25	32

	$83,971	$69,023	$46,818	$17,240	$10,901

Non-performing loans as a percentage of total loans	2.32%	1.97%	1.48%	0.64%	0.47%

Other Real Estate Owned	$23,968	$17,531	$9,637	$6,355	$3,244

Other repossessed assets	$6,365	$2,538	$1,925	$317	$489

Non-performing assets	$114,304	$89,092	$58,380	$23,912	$14,634

Non-performing assets as a percentage of total assets	2.15%	1.95%	1.48%	0.78%	0.57%

Loans past due 90 days or more and still accruing	$466	$150	$3,928	$1,263	$2,409

Troubled debt restructurings included in accruing loans	$28,160	$18,402	$—	$—	$—

At December 31, 2010, total non-performing assets increased $25.2 million to $114.3 million compared to $89.1 million at December 31, 2009, primarily due to an increase in non-accrual construction and land development loans. Two loan relationships accounted for an increase of $40.3 million in non-accrual construction and land development loans representing almost 50% of our total non-accrual loans at December 31, 2010. Non-accrual loans increased by $15.0 million to $84.0 million at December 31, 2010 compared to $69.0 million at December 31, 2009. Of these non-accrual loans, $12.3 million were characterized as commercial and industrial loans as of December 31, 2010, a decrease of $26.3 million compared to December 31, 2009. The commercial and industrial loans included five loan relationships in a variety of industries with an aggregate balance of approximately $9.1 million. Collateral securing the loans includes accounts receivable, inventory and livestock. The level of non-accrual commercial and industrial loans declined during 2010, primarily due to charge-offs of certain non-accrual loans.

Non-accrual loans at December 31, 2010 also included $57.6 million characterized as construction and land development loans. Six loan relationships account for approximately $55.0 million of the non-performing construction and land development loans. Collateral securing the loans includes commercial land developments, residential land developments and unimproved land.

Non-accrual loans also included $8.0 million characterized as real estate loans, including six commercial real estate loan relationships totaling approximately $6.2 million and secured by agricultural land, unoccupied single family residential property, occupied single family residential property, occupied commercial real estate and occupied industrial property. A significant number of non-accrual real estate loans were charged off in 2010, resulting in a decrease in the level of non-accrual real estate loans at December 31, 2010 compared to the December 31, 2009 level.

Loans past due 90 days or more and still accruing interest increased $0.3 million to $0.5 million at December 31, 2010 compared to $0.2 million at December 31, 2009.

Loans restructured in troubled debt restructurings bearing market rates of interest at the time of restructuring and performing in compliance with their modified terms are considered impaired in the calendar year of the restructuring. At December 31, 2010, troubled debt restructurings totaled $80.7 million, of which $28.2 million were included in accruing loans and $52.5 million were reported in non-accrual loans. Refer to Notes 1 and 3 to the consolidated financial statements for a further discussion of impaired loans.

Other Real Estate Owned increased $6.5 million to $24.0 million at December 31, 2010 compared to December 31, 2009. This included $21.6 million of commercial real estate property consisting of single family residences under development and $2.4 million of residential lots at various stages of completion. The increase in Other Real Estate Owned was due primarily to the economic downturn affecting the housing market.

Total non-performing assets increased $30.7 million to $89.1 million at December 31, 2009 compared to December 31, 2008. The increase related primarily to the $22.2 million increase in non-accrual loans during 2009. Construction and land development loans made up the majority of the increase. The construction and land development loans included four loan relationships in a variety of industries with an aggregate balance of approximately $12.8 million. Collateral securing the loans includes residential land developments, retirement centers and unimproved land.

Loans past due 90 days or more and still accruing interest decreased $3.7 million to $0.2 million at December 31, 2009 compared to December 31, 2008, as most of these loans were placed on non-accrual. Other Real Estate Owned increased $7.9 million to $17.5 million at December 31, 2009 compared to 2008. This included $15.1 million of commercial real estate property consisting of single family residences and $2.2 million of residential lots at various levels of completion. The increase in Other Real Estate Owned was due primarily to the economic downturn in the housing market.

Additional interest income that would have been recorded if the non-accrual loans had been current and performing during the years ended December 31, 2010, 2009 and 2008 totaled $4.4 million, $4.6 million, and $3.3 million, respectively.

Borrowings

Our borrowings as of December 31, 2010, 2009 and 2008 are shown in the table below (in thousands):

	December 31,
				Variance
	2010	2009	2008	2010 v. 2009	2009 v. 2008
Short-term borrowings	$582,134	$488,078	$259,876	$94,056	$228,202
Notes payable	63,776	68,550	151,014	(4,774)	(82,464)
Junior subordinated debentures	67,012	67,012	67,012	—	—
Capital lease obligations	11,693	12,128	8,651	(435)	3,477

	$724,615	$635,768	$486,553	$88,847	$149,215

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB and short-term bank loans. The $94.0 million increase in short-term borrowings at December 31, 2010 compared with December 31, 2009 was due primarily to increased borrowings of $244.3 million under repurchase agreements. The $228.2 million increase in short-term borrowings at December 31, 2009 compared with December 31, 2008, was due primarily to increased borrowing of $275.0 million from the Federal Home Loan Bank, which had favorable pricing relative to the brokered deposit market, providing an alternative source of funding for the Bank.

Notes payable is comprised of borrowings under term and revolving lines of credit with JPMorgan Chase and nonrecourse notes owed by First Southwest. As of December 31, 2010, our revolving lines of credit with JPMorgan Chase had an outstanding principal balance of $17.7 million and available borrowing capacity of $4.0 million. The loan agreements governing such revolving lines of credit require that the Bank comply with certain covenants, including a financial covenant that the Bank maintain a non-performing asset ratio, as defined in the JPMorgan Chase revolving credit line agreements, of less than or equal to 4.50% beginning December 31, 2010. As of December 31, 2010, the Bank’s non-performing asset ratio, as defined, was 3.75%.

The decrease in notes payable at December 31, 2009 compared with December 31, 2008 related primarily to the redemption in January 2009 of approximately $78.6 million of notes payable that financed the auction rate bonds held by First Southwest Holdings, Inc. prior to the acquisition by PlainsCapital.

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

On December 19, 2008, we sold approximately $87.6 million of Series A and Series B Preferred Stock to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The shares of Series B Preferred Stock were issued to the U.S. Treasury upon the exercise of a warrant issued in conjunction with the Series A Preferred Stock. The Series A and Series B Preferred Stock are senior to shares of our Original Common Stock with respect to dividends and liquidation preference. Under the terms of the Series A Preferred Stock, we are obligated to pay a 5% per annum cumulative dividend on the stated value of the preferred stock until February 14, 2014 and thereafter at a rate of 9% per annum. As long as shares of the Series A and Series B Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our common stock) unless all accrued and unpaid dividends on the preferred stock have been paid in full. Furthermore, prior to December 19, 2011, unless we have redeemed all of the preferred stock, the consent of the U.S. Treasury will be required to, among other things, increase the per share amount of dividends paid on our common stock. After December 19, 2011 and thereafter until December 19, 2018, the consent of the U.S. Treasury (if it still holds our preferred stock) will be required for any increase in the aggregate common stock dividends per share greater than 3% per annum. After December 19, 2018, we will be prohibited from paying dividends on, or repurchasing any, common stock until the preferred stock issued to the U.S. Treasury is redeemed in whole or the U.S. Treasury has transferred all of its preferred stock to third parties. If dividends on the preferred stock are not paid in full for six dividend periods, whether or not consecutive, the U.S. Treasury will have the right to elect two directors to our Board of Directors until all unpaid cumulative dividends are paid in full. The terms of the Series B Preferred Stock are identical to those described above for the Series A Preferred Stock except that (i) the dividend rate is 9% per annum and (ii) the Series B Preferred Stock may not be redeemed unless all of the Series A Preferred Stock is redeemed. We have paid all required dividends on Series A and Series B Preferred Stock, totaling $4.8 million and $4.3 million in 2010 and 2009, respectively.

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

At December 31, 2010, we exceeded all regulatory capital requirements and were considered to be “well-capitalized” with a total capital to risk weighted assets ratio of 13.78%, Tier 1 capital to risk weighted assets ratio of 12.10% and a Tier 1 capital to average assets, or leverage, ratio of 8.96%. At December 31, 2010, the Bank was also considered to be “well-capitalized.” We discuss regulatory capital requirements in more detail in Note 16 to our consolidated financial statements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $359.3 million at December 31, 2010, an increase of $199.0 million from $160.3 million at December 31, 2009. Substantially all of this increase was due to an increase in net cash provided by operating activities. Substantially all of the increase in net cash provided by operating activities was attributable to a reduction in the net cash used in our mortgage origination segment’s operations.

Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash provided by operations during 2010 was $74.6 million, an increase of $197.7 million compared with 2009, when our operations used, rather than provided, cash. Cash provided by operations increased due to a reduction in the net cash used in our mortgage origination segment’s operations.

We use cash primarily to originate loans and purchase securities for our investment portfolio. During 2010, our loan portfolio grew marginally and the amount of cash used to originate loans changed little. On the other hand, our investment securities portfolio grew significantly. Cash used in our investment activities included net purchases of securities for our investment portfolio during the year ended December 31, 2010, which were $450.4 million compared with net purchases of $137.9 million during the year ended December 31, 2009. The increase in net purchases of securities during 2010 resulted from the purchase of both municipal securities and collateralized mortgage obligations to take advantage of attractive yields and provide collateral to pledge as security for public and trust deposits and, with respect to collateralized mortgage obligations, repurchase agreements. We sold approximately $191.8 million and $45.9 million of available for sale securities during the years ended December 31, 2010 and 2009, respectively. We did not sell securities during the year ended December 31, 2008.

Cash provided by financing activities was $733.2 million during the year ended December 31, 2010 compared with $504.4 million for the year ended December 31, 2009. The $228.8 million increase is primarily attributable to a net increase in deposits due to increases in cash held by individuals and businesses in response to an uncertain economic outlook and reduced payments on notes payable, partially offset by lower proceed from short-term borrowings.

We had deposits of $3.9 billion at December 31, 2010, an increase of $640.4 million from $3.3 billion at December 31, 2009. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Within the deposits portfolio, money market deposits, brokered deposits, time deposits over $100,000 and savings deposits increased by $228.0 million, $219.5 million, $133.0 million and $31.4 million, respectively in 2010.

Our 15 largest depositors, excluding our indirect wholly owned subsidiary, First Southwest, accounted for approximately 21.88% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 13.18% of our total deposits at December 31, 2010. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and could require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $750.0 million maintained with the Bank. At December 31, 2010, PrimeLending had outstanding borrowings of $453.4 million against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with unrelated commercial banks of up to $140.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At December 31, 2010, FSC had borrowed approximately $40.2 million under these credit arrangements.

The following table presents information regarding our contractual obligations (in thousands) at December 31, 2010. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts:

	Payments Due by Period
	1 year or Less	More than 1 Year but Less than 3 Years	3 Years or More but Less than 5 Years	5 Years or More	Total
Contractual obligations
Short-term borrowings	$582,134	$—	$—	$—	$582,134
Long-term debt obligations	27,438	—	—	103,350	130,788
Capital lease obligations	1,011	2,130	2,208	10,906	16,255
Operating lease obligations	16,278	24,910	14,483	21,727	77,398

Total	$626,861	$27,040	$16,691	$135,983	$806,575

We continue to explore methods of providing liquidity to our shareholders and, eventually, seek access to the capital markets.

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

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to our consolidated financial statements, which are included in this Annual Report. You are encouraged to read in its entirety Note 1 to our consolidated financial statements for additional insight into management’s approach and methodology in estimating the allowance for loan losses. We believe that of our significant accounting policies, the allowance for loan losses involves a higher degree of judgment and complexity.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on December 31, 2010 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

As illustrated in the table below, the banking segment is asset sensitive overall. Loans which adjust daily or monthly to the Wall Street Journal Prime rate comprise a large percentage of interest sensitive assets and are the primary cause of the banking segment’s asset sensitivity. To help neutralize interest rate sensitivity, the banking segment has kept the terms of most of its borrowings under one year. It also attempts to match longer term assets with certificates of deposit with terms of three to five years (dollars in thousands):

	December 31, 2010
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,332,994	$411,557	$365,860	$86,251	$142,025	$3,338,687
Securities	150,019	200,132	282,990	30,724	182,284	846,149
Federal funds sold	27,127	—	—	—	—	27,127
Other interest sensitive assets	261,466	3,243	15,933	6,977	20,741	308,360

Total interest sensitive assets	2,771,606	614,932	664,783	123,952	345,050	4,520,323

Interest sensitive liabilities:
Interest bearing checking	$1,436,606	$—	$—	$—	$—	$1,436,606
Savings	167,398	—	—	—	—	167,398
Time deposits	736,304	450,599	234,542	8,995	6,983	1,437,423
Notes payable & other borrowings	379,771	25,709	2,016	1,081	7,656	416,233

Total interest sensitive liabilities	2,720,079	476,308	236,558	10,076	14,639	3,457,660

Interest sensitivity gap	$51,527	$138,624	$428,225	$113,876	$330,411	$1,062,663

Cumulative interest sensitivity gap	$51,527	$190,151	$618,376	$732,252	$1,062,663

Percentage of cumulative gap to total interest Sensitive assets	1.14%	4.21%	13.68%	16.20%	23.51%

The positive GAP in the interest rate sensitivity analysis indicates that banking segment net interest income would generally rise if rates increase. Because of inherent limitations in interest rate sensitivity analysis, the banking segment uses multiple interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine the effect on net interest income changes for the next 12 months. The banking segment also measures the effects of changes in interest rates on market value of equity by discounting projected cash flows of deposits and loans. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. We believe the simulation analysis presents a more accurate picture than the GAP analysis. Simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products. Also, unlike GAP analysis, simulation analysis takes into account the effect of embedded options in the securities and loan portfolios as well as any off-balance-sheet derivatives. The projected changes in net interest income at December 31, 2010 were in compliance with established policy guidelines.

The table below shows the estimated impact of increases and decreases in interest rates of 1%, 2% and 3% on net interest income and on market value of portfolio equity for the banking segment as of December 31, 2010 (dollars in thousands):

	December 31, 2010
	Changes In Net Interest Income		Changes in Market Value of Equity
Change in Interest Rates	Amount	Percent	Amount	Percent
Up 3%	$1,266	0.71%	$12,472	2.00%
Up 2%	$(3,468)	-1.95%	$7,575	1.21%
Up 1%	$(2,752)	-1.54%	$24,022	3.85%
Down 1%	$(5,890)	-3.31%	$(52,617)	-8.44%
Down 2%	$(11,275)	-6.33%	$(105,790)	-16.96%
Down 3%	$(12,859)	-7.22%	$(162,866)	-26.11%

The projected changes in net interest income and market value of equity to changes in interest rates at December 31, 2010 were in compliance with established policy guidelines. These projected changes in net interest income results are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PlainsCapital Corporation

We have audited the accompanying consolidated balance sheets of PlainsCapital Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PlainsCapital Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas

March 22, 2011

PlainsCapital Corporation and Subsidiaries

Consolidated Balance Sheets

December 31,

	2010	2009
	(In thousands)
Assets
Cash and due from banks	$332,208	$148,323
Federal funds sold and securities purchased under agreements to resell	154,501	12,044
Loans held for sale	477,711	432,202
Securities
Held to maturity, fair market value $228,730 and $294,887, respectively	232,913	294,013
Available for sale, amortized cost $614,588 and $228,651 respectively	613,236	227,541
Trading, at fair market value	18,931	24,183

	865,080	545,737
Loans	3,138,170	3,071,769
Allowance for loan losses	(65,169)	(52,092)

Loans, net	3,073,001	3,019,677
Broker-dealer and clearing organization receivables	45,768	82,714
Fee award receivable	19,222	20,504
Investment in unconsolidated subsidiaries	2,012	2,012
Premises and equipment, net	80,183	75,602
Accrued interest receivable	16,615	15,876
Other real estate owned	23,968	17,531
Goodwill, net	35,880	35,880
Other intangible assets, net	13,441	15,616
Other assets	177,064	147,051

Total assets	$5,316,654	$4,570,769

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$256,372	$223,551
Interest-bearing	3,662,087	3,054,488

Total deposits	3,918,459	3,278,039
Broker-dealer and clearing organization payables	65,632	108,272
Short-term borrowings	582,134	488,078
Capital lease obligations	11,693	12,128
Notes payable	63,776	68,550
Junior subordinated debentures	67,012	67,012
Other liabilities	160,672	124,531

Total liabilities	4,869,378	4,146,610
Commitments and contingencies
Shareholders’ equity
PlainsCapital Corporation shareholders’ equity
Preferred stock, $1.00 par value per share, authorized 50,000,000 shares;
Series A, 87,631 shares issued	84,481	83,595
Series B, 4,382 shares issued	4,712	4,805
Original Common Stock, $0.001 par value per share, authorized 50,000,000 shares; 31,780,828 and 31,613,010 shares issued, respectively	32	32
Common Stock, $0.001 par value per share, authorized 150,000,000 shares; none issued	—	—
Surplus	153,289	150,626
Retained earnings	206,786	186,743
Accumulated other comprehensive loss	(281)	(300)

	449,019	425,501
Unearned ESOP shares (232,381 and 275,867 shares, respectively)	(2,528)	(3,001)

Total PlainsCapital Corporation shareholders’ equity	446,491	422,500
Noncontrolling interest	785	1,659

Total shareholders’ equity	447,276	424,159

Total liabilities and shareholders’ equity	$5,316,654	$4,570,769

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31,

(In thousands, except per share amounts)

	2010	2009	2008
Interest income:
Loans, including fees	$183,657	$180,119	$182,683
Securities
Taxable	17,697	9,461	7,135
Tax-exempt	9,224	7,494	2,384
Federal funds sold and securities purchased under agreements to resell	1,720	90	477
Interest-bearing deposits with banks	823	259	73
Other	5,304	5,400	640

Total interest income	218,425	202,823	193,392

Interest expense
Deposits	29,586	32,137	48,236
Short-term borrowings	2,156	2,749	10,239
Capital lease obligations	557	493	389
Notes payable	3,473	3,491	2,878
Junior subordinated debentures	2,546	2,960	4,327
Other	407	634	—

Total interest expense	38,725	42,464	66,069

Net interest income	179,700	160,359	127,323
Provision for loan losses	83,226	66,673	22,818

Net interest income after provision for loan losses	96,474	93,686	104,505

Noninterest income
Service charges on depositor accounts	8,403	9,055	9,445
Net realized gains on sale of securities	2,048	316	—
Net gains from sale of loans	230,029	134,515	55,379
Mortgage loan origination fees	79,759	85,613	38,974
Trust fees	4,314	3,879	4,450
Investment advisory fees and commissions	76,917	73,773	5,800
Securities brokerage fees and commissions	24,598	21,319	63
Other	6,115	6,438	4,955

Total noninterest income	432,183	334,908	119,066

Noninterest expense
Employees’ compensation and benefits	299,286	240,667	112,186
Occupancy and equipment, net	59,013	50,992	28,137
Professional services	29,874	23,783	11,602
Deposit insurance premiums	6,304	6,295	1,564
Repossession and foreclosure, net of recoveries	9,175	5,716	3,386
Other	76,394	54,738	29,108

Total noninterest expense	480,046	382,191	185,983

Income before income taxes	48,611	46,403	37,588
Income tax provision	15,412	14,855	13,027

Net income	33,199	31,548	24,561
Less: Net income attributable to noncontrolling interest	790	220	437

Net income attributable to PlainsCapital Corporation	32,409	31,328	24,124
Dividends on preferred stock and other	5,569	5,704	—

Income applicable to PlainsCapital Corporation common shareholders	$26,840	$25,624	$24,124

Earnings per share
Basic	$0.82	$0.79	$0.92

Diluted	$0.80	$0.77	$0.92

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Comprehensive Income	PlainsCapital Corporation Shareholders								Noncontrolling Interest	Total
		Preferred Stock		Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares
		Shares	Amount	Shares	Amount
	(Dollars in thousands)
Year Ended December 31, 2008
Balance, January 1, 2008		—	$—	26,448,429	$26	$89,335	$149,694	$(1,173)	$(3,992)	$1,849	$235,739
Cumulative effect of the adoption of the Split-Dollar Life Insurance Subsections of the FASB Accounting Standards Codification		—	—	—	—	—	(676)	—	—	—	(676)
Sale of Series A and Series B preferred stock		92,013	87,631	—	—	—	—	—	—	—	87,631
Stock option plans’ activity, including compensation expense		—	—	32,349	—	398	—	—	—	—	398
Stock issued in business combination		—	—	5,092,740	6	57,712	—	—	—	—	57,718
ESOP activity		—	—	—	—	—	36	—	503	—	539
Dividends on common stock ($0.20 per share)		—	—	—	—	—	(5,313)	—	—	—	(5,313)
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(577)	(577)
Comprehensive income:
Net income	$24,561	—	—	—	—	—	24,124	—	—	437	24,561
Other comprehensive income (loss):
Unrealized gains on securities available for sale, net of tax of $1,359.3	2,638
Unrealized losses on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $577.8	(1,122)
Unrealized losses on customer-related cash flow hedges, net of tax of $6.6	(12)

Other comprehensive income	1,504	—	—	—	—	—	—	1,504	—	—	1,504

Total comprehensive income	$26,065

Balance, December 31, 2008		92,013	87,631	31,573,518	32	147,445	167,865	331	(3,489)	1,709	401,524
Year Ended December 31, 2009
Stock option plans’ activity, including compensation expense		—	—	39,555	—	2,326	—	—	—	—	2,326
Adjustment to stock issued in business combination		—	—	(63)	—	(1)	—	—	—	—	(1)
Stock-based compensation expense		—	—	—	—	856	—	—	—	—	856
ESOP activity		—	—	—	—	—	18	—	488	—	506
Dividends on common stock ($0.20 per share)		—	—	—	—	—	(6,764)	—	—	—	(6,764)
Dividends on preferred stock		—	—	—	—	—	(4,935)	—	—	—	(4,935)
Preferred stock discount and accretion		—	769	—	—	—	(769)	—	—	—	—
Cash received from noncontrolling interest		—	—	—	—	—	—	—	—	49	49
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(319)	(319)
Comprehensive income:
Net income	$31,548	—	—	—	—	—	31,328	—	—	220	31,548
Other comprehensive income (loss):
Unrealized losses on securities available for sale, net of tax of $775.9	(1,474)
Unrealized gains on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $441.6	855
Unrealized losses on customer-related cash flow hedges, net of tax of $6.7	(12)

Other comprehensive loss	(631)	—	—	—	—	—	—	(631)	—	—	(631)

Total comprehensive income	$30,917

Balance, December 31, 2009		92,013	88,400	31,613,010	32	150,626	186,743	(300)	(3,001)	1,659	424,159

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity—(Continued)

	Comprehensive Income	PlainsCapital Corporation Shareholders								Noncontrolling Interest	Total
		Preferred Stock		Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares
		Shares	Amount	Shares	Amount
	(Dollars in thousands)
Year Ended December 31, 2010
Stock option plans’ activity, including compensation expense		—	—	92,399	—	603	—	—	—	—	603
Vesting of stock-based compensation		—	—	75,419	—	—	—	—	—	—	—
Stock-based compensation expense		—	—	—	—	1,595	—	—	—	—	1,595
ESOP activity		—	—	—	—	—	—	—	473	—	473
Dividends on common stock ($0.20 per share)		—	—	—	—	—	(6,797)	—	—	—	(6,797)
Dividends on preferred stock		—	—	—	—	—	(4,776)	—	—	—	(4,776)
Preferred stock discount and accretion		—	793	—	—	—	(793)	—	—	—	—
Cash received from noncontrolling interest		—	—	—	—	—	—	—	—	147	147
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(433)	(433)
Redemption of noncontrolling interest		—	—	—	—	465	—	—	—	(1,378)	(913)
Comprehensive income:
Net income	$33,199	—	—	—	—	—	32,409	—	—	790	33,199
Other comprehensive income (loss):
Unrealized losses on securities available for sale, net of tax of $85.4	(156)
Unrealized gains on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $144.1	257
Unrealized losses on customer-related cash flow hedges, net of tax of $44.3	(82)

Other comprehensive loss	19	—	—	—	—	—	—	19	—	—	19

Total comprehensive income	$33,218

Balance, December 31, 2010		92,013	$89,193	31,780,828	$32	$153,289	$206,786	$(281)	$(2,528)	$785	$447,276

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In thousands)

	2010	2009	2008
Operating Activities
Net income	$33,199	$31,548	$24,561
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	83,226	66,673	22,818
Net losses on other real estate owned	5,753	3,776	1,504
Depreciation and amortization	17,700	11,638	7,591
Stock-based compensation expense	1,735	1,070	89
Net realized gains on sale of securities	(2,048)	(316)	—
Loss on sale of premises and equipment	364	33	104
Stock dividends on securities	(59)	(48)	(533)
Deferred income taxes	(18,100)	1,255	(799)
Payments for claims in litigation	—	—	6,816
Changes in prepaid FDIC assessments	5,487	(15,086)	—
Changes in assets segregated for regulatory purposes	—	11,500	—
Changes in trading securities	5,252	(22,622)	—
Changes in broker-dealer and clearing organization receivables	36,946	(37,383)	—
Changes in fee award receivable	1,282	1,040	—
Changes in broker-dealer and clearing organization payables	(42,640)	49,069	—
Changes in other assets	(12,089)	(1,694)	(7,609)
Changes in other liabilities	19,717	36,579	151,123
Net gains from sale of loans	(230,029)	(134,515)	(55,379)
Loans originated for sale	(7,615,595)	(5,690,330)	(2,313,320)
Proceeds from loans sold	7,784,495	5,564,729	2,272,437

Net cash provided by (used in) operating activities	74,596	(123,084)	109,403

Investing Activities
Net increase in securities purchased under resale agreements	(127,374)	—	—
Proceeds from maturities and principal reductions of securities held to maturity	75,787	30,804	4,305
Proceeds from sales, maturities and principal reductions of securities available for sale	318,377	151,841	25,038
Purchases of securities held to maturity	(11,230)	(121,936)	(117,287)
Purchases of securities available for sale	(705,940)	(198,616)	(100,952)
Net increase in loans	(164,269)	(182,627)	(292,610)
Purchases of premises and equipment and other assets	(21,009)	(23,475)	(19,154)
Proceeds from sales of premises and equipment and other real estate owned	17,502	10,599	11,055
Net cash from acquisitions	—	—	3,954
Net cash received (paid) for Federal Home Loan Bank and Federal Reserve Bank stock	9,329	(2,139)	1,491
Other, net	—	—	(464)

Net cash used in investing activities	(608,827)	(335,549)	(484,624)

Financing Activities
Net increase in deposits	655,275	369,672	447,035
Net increase (decrease) in short-term borrowings	94,056	228,202	(192,930)
Proceeds from notes payable	3,700	6,350	120,150
Payments on notes payable	(8,474)	(88,814)	(108,609)
Proceeds from junior subordinated debentures	—	—	15,464
Proceeds from issuance of preferred stock	—	—	87,631
Proceeds from issuance of common stock	463	227	258
Dividends paid	(11,573)	(11,089)	(5,313)
Net cash distributions to noncontrolling interest	(286)	(270)	(577)
Other, net	38	151	261

Net cash provided by financing activities	733,199	504,429	363,370

Net increase (decrease) in cash and cash equivalents	198,968	45,796	(11,851)
Cash and cash equivalents at beginning of year	160,367	114,571	126,422

Cash and cash equivalents at end of year	$359,335	$160,367	$114,571

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$38,437	$42,804	$68,629

Income taxes	$32,789	$17,030	$14,205

Supplemental Schedule of Noncash Activities
Conversion of loans to other real estate owned	$32,209	$26,276	$17,713

Financing provided on sales of other real estate owned	$—	$—	$390

Capital leases	$—	$3,814	$4,899

Common stock issued in acquisitions	$—	$—	$57,718

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010

1. Summary of Significant Accounting and Reporting Policies

Nature of Operations

PlainsCapital Corporation (“PlainsCapital”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Graham-Leach-Bliley Act of 1999, headquartered in Dallas, Texas, that provides, through its subsidiaries, an array of financial products and services. In addition to traditional banking services, PlainsCapital provides residential mortgage lending, investment banking, public finance advisory, wealth and investment management, treasury management, capital equipment leasing, fixed income sales and underwriting, asset management and correspondent clearing services.

Basis of Presentation

PlainsCapital owns 100% of the outstanding stock of PlainsCapital Bank (the “Bank”) and PlainsCapital Equity, LLC. PlainsCapital owns a 69.75% interest in Hester Capital Management, LLC (“Hester Capital”). The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”), PNB Aero Services, Inc., PCB-ARC, Inc. and Plains Financial Corporation (“PFC”). The Bank has a 100% interest in First Southwest Holdings, LLC (“First Southwest”) and PlainsCapital Securities, LLC, as well as a 51% voting interest in PlainsCapital Insurance Services, LLC.

On December 31, 2010, the Bank dissolved PlainsCapital Leasing, LLC, an entity in which the Bank owned a 100% membership interest. The Bank assumed the assets and liabilities of PlainsCapital Leasing, LLC upon its dissolution.

After the close of business on December 31, 2008, First Southwest Holdings, Inc., a diversified, private investment banking corporation headquartered in Dallas, Texas merged into FSWH Acquisition LLC, a wholly owned subsidiary of the Bank. Following the merger, FSWH Acquisition LLC changed its name to “First Southwest Holdings, LLC.” The principal subsidiaries of First Southwest are First Southwest Company (“FSC”), a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940.

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

1. Summary of Significant Accounting and Reporting Policies (continued)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for loan losses are particularly subject to change.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell (reverse repurchase agreements or reverse repos) are treated as collateralized financings and carried at the amounts at which the securities will be subsequently resold as specified in the agreements. PlainsCapital is in possession of collateral with a fair value equal to or in excess of the contract amounts.

Loans Held for Sale

Loans held for sale consist primarily of single-family residential mortgages funded through PrimeLending. These loans are generally on the consolidated balance sheet for no more than 30 days, until their sale into the secondary market. Substantially all loans originated and intended for sale in the secondary market are carried at fair value under the provisions of the Fair Value Option Subsections of the ASC (“Fair Value Option”). Changes in the fair value of the loans held for sale are recognized in earnings and fees and costs associated with origination are recognized as incurred. The specific identification method is used to determine realized gains and losses on sales of loans, which are reported as net gains (losses) in noninterest income. Loans sold are subject to certain indemnification provisions with investors, including the repurchase of loans sold and repayment of certain sales proceeds to investors under certain conditions. The Bank guarantees PrimeLending’s performance with respect to

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

1. Summary of Significant Accounting and Reporting Policies (continued)

the indemnification provisions included in purchase agreements with certain third parties. At December 31, 2010 and 2009, PrimeLending had an accrued liability of $9.9 million and $8.4 million, respectively, as its best estimate of its obligations under these indemnification provisions.

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

Securities held for resale to facilitate principal transactions with customers are classified as trading, and are carried at fair value, with changes in fair value reflected in the statement of income.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal reduced by unearned income and an allowance for loan losses. Unearned income on installment loans and interest on other loans is recognized using the simple-interest method. Fees received for providing loan commitments and letters of credit that result in loans are deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit that are not expected to be funded are amortized to noninterest income over the commitment period. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment.

Impaired loans include nonaccrual loans, troubled debt restructurings and partially charged-off loans. The accrual of interest on impaired loans is discontinued when, in management’s opinion, there is a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments as they become due according to the terms of the loan agreement, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income. If the ultimate collectibility of principal, wholly or

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

1. Summary of Significant Accounting and Reporting Policies (continued)

partially, is in doubt, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal to the extent necessary to eliminate such doubt. Once the collection of the remaining recorded loan balance is fully expected, interest income is recognized on a cash basis. Loans restructured in troubled debt restructurings bearing market rates of interest at the time of restructuring and performing in compliance with their modified terms (performing restructured loans) are considered impaired only in the calendar year of the restructuring.

The Bank originates loans to customers primarily in Dallas, Fort Worth, Arlington, Lubbock, Austin and San Antonio. Although the Bank has diversified loan and leasing portfolios and, generally, holds collateral against amounts advanced to customers, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the region and of the industries in which its debtors operate, which consist primarily of energy, agribusiness, wholesale/retail trade, construction and real estate. PrimeLending originates loans to customers in its offices, which are located throughout the United States. Mortgage loans originated by PrimeLending are sold in the secondary market, servicing released. FSC makes loans to customers through margin transactions. FSC controls risk by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines, which may vary based upon market conditions. Securities owned by customers and held as collateral for margin loans are not included in the consolidated financial statements.

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

PlainsCapital’s allowance for loan losses consists of three elements: (i) specific valuation allowances established for probable losses on impaired loans; (ii) general historical valuation allowances calculated based on historical loan loss experience for homogenous loans with similar characteristics and trends; and (iii) valuation allowances to adjust general reserves based on recent economic conditions and other qualitative risk factors both internal and external to PlainsCapital. Management considers the allowance for loan losses to be a critical accounting policy (See Note 3).

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

1. Summary of Significant Accounting and Reporting Policies (continued)

Broker-Dealer and Clearing Organization Transactions

Amounts recorded in broker-dealer and clearing organization receivables and payables include securities lending activities, as well as amounts related to securities transactions for either FSC customers or for the account of FSC. Securities-borrowed and securities-loaned transactions are generally reported as collateralized financings except where letters of credit or other securities are used as collateral. Securities-borrowed transactions require FSC to deposit cash, letters of credit, or other assets with the lender. With respect to securities loaned, FSC receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. FSC monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Interest income and interest expense associated with collateralized financings is included in the accompanying statement of income.

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

Other Real Estate Owned

Real estate acquired through foreclosure is included in other real estate owned and is carried at the lower of the recorded loan amount at the time of foreclosure or management’s estimate of fair value less costs to sell. At the time of acquisition, any excess of the recorded loan amount over estimated fair value is charged against the allowance for loan losses. Revenue and expenses from operations of the properties, subsequent reductions in fair value and resulting gains or losses on sale are included in repossession and foreclosure expense.

Goodwill

Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is allocated to reporting units and tested for impairment annually, as of October 1, or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, for goodwill is recognized as a permanent charge to noninterest expense. There were no such impairment charges in 2010, 2009 or 2008.

Intangibles and Other Long-Lived Assets

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. PlainsCapital’s intangible assets primarily relate to

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

1. Summary of Significant Accounting and Reporting Policies (continued)

customer relationships. Intangible assets with definite useful lives are generally amortized on the straight-line method over their estimated lives, although certain intangibles, including customer relationships, are amortized on an accelerated basis. Intangible assets with indefinite useful lives are not amortized until their lives are determined to be definite. Intangible assets, premises and equipment, and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. There were no such impairment charges in 2010, 2009 or 2008.

Derivative Financial Instruments

PlainsCapital’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. In addition, PrimeLending executes interest rate lock commitments (“IRLCs”) with its customers that allow those customers to make mortgage loans at agreed upon rates. IRLCs meet the definition of a derivative under the provisions of the Derivatives and Hedging Topic of the ASC. Derivatives are recorded at fair value on PlainsCapital’s consolidated balance sheet. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. If derivative instruments are designated as hedges of fair values, the change in the fair value of both the derivative instrument and the hedged item are included in current earnings. Changes in the fair value of derivatives designated as hedges of cash flows are recorded in other comprehensive income. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the line item where the hedged item’s effect on earnings is recorded. During the life of the hedge, PlainsCapital formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If PlainsCapital determines that a hedge has ceased to be highly effective, PlainsCapital will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item would be reversed into earnings, amounts recorded in other comprehensive income would be reclassified into earnings, the derivative instrument would be recorded at fair value and future changes in fair value would be reported in earnings.

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

1. Summary of Significant Accounting and Reporting Policies (continued)

Share-Based Compensation

As of December 31, 2010, PlainsCapital and its subsidiaries had four open incentive stock option plans and a fifth plan that allows grants of various stock-based awards. The plans are described in Note 15. Compensation cost recognized for all share-based payments is based on the grant-date fair value estimated by application of the provisions of the Compensation Topic of the ASC. Certain unvested restricted stock grants are subject to graded vesting. Costs associated with such grants are recognized on a straight line basis over the appropriate vesting period.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled approximately $2.8 million, $1.4 million and $1.1 million in 2010, 2009 and 2008, respectively.

Income Taxes

The provision for income tax includes taxes currently payable and deferred taxes arising from the difference in basis of assets and liabilities for financial statement and tax purposes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Current and deferred tax estimates are adjusted to the corporate federal and state income tax returns when the returns are filed in the third quarter of the subsequent year. These adjustments are reported as changes in estimates in current period reporting. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the income tax provision. PlainsCapital files a consolidated federal income tax return. Interest and penalties incurred related to tax matters are charged to other interest expense or other noninterest expense, as appropriate.

Benefits from uncertain tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the reporting period in which that threshold is no longer met. The Company has not recorded any significant liabilities for uncertain tax positions.

Earnings per Common Share

On January 1, 2009, PlainsCapital adopted the requirements of the ASC subsections regarding Participating Securities and the Two-Class Method as those requirements relate to the calculation of earnings per common share. The ASC provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. PlainsCapital has shares of restricted stock outstanding that are participating securities under the provisions of the ASC. In addition, shares of PlainsCapital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition qualify as participating securities. Accordingly, PlainsCapital has computed earnings per common share using the two-class method described in the ASC beginning January 1, 2009, and has retrospectively

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

1. Summary of Significant Accounting and Reporting Policies (continued)

adjusted previously reported earnings per common share data to conform to the two-class method. The retrospective adjustments include changes to the calculation of weighted-average shares outstanding under the two-class method made in 2010 that did not have a material impact on reported earnings per share.

Cash Flow Reporting

For the purpose of presentation in the consolidated statement of cash flows, cash and cash equivalents are defined as the amount included in the consolidated balance sheets caption “Cash and due from banks” and the portion of the amount in the caption “Federal funds sold and securities purchased under agreements to resell” that represents federal funds sold. Cash equivalents have original maturities of three months or less.

Comprehensive Income (Loss)

PlainsCapital’s comprehensive income (loss) consists of its net income and unrealized holding gains (losses) on its available for sale securities, investments held in trust for the Supplemental Executive Retirement Plan and derivative instruments designated as cash flow hedges.

The components of accumulated other comprehensive income (loss) at December 31, 2010, 2009 and 2008 are shown in the following table (in thousands, net of taxes):

	2010	2009	2008
Unrealized gain (loss) on securities available for sale	$(877)	$(721)	$752
Unrealized gain (loss) on securities held in trust for the Supplemental Executive Retirement Plan	551	294	(561)
Unrealized gain on customer-related cash flow hedges	45	127	140

	$(281)	$(300)	$331

Other

Certain items in the 2009 and 2008 financial statements have been reclassified to conform to the 2010 presentation. PlainsCapital has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Annual Report on Form 10-K were issued.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2. Securities

The amortized cost and fair value of securities, excluding trading securities, as of December 31, 2010 and 2009 are summarized as follows (in thousands):

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2010
U. S. government agencies
Mortgage-backed securities	$10,369	$677	$(8)	$11,038
Collateralized mortgage obligations	28,169	615	(101)	28,683
States and political subdivisions	120,348	1,758	(2,497)	119,609
Auction rate bonds	74,027	644	(5,271)	69,400

Totals	$232,913	$3,694	$(7,877)	$228,730

As of December 31, 2009
U. S. government agencies
Mortgage-backed securities	$16,963	$831	$(8)	$17,786
Collateralized mortgage obligations	50,533	764	(1,042)	50,255
States and political subdivisions	120,818	2,626	(948)	122,496
Auction rate bonds	105,699	1,735	(3,084)	104,350

Totals	$294,013	$5,956	$(5,082)	$294,887

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2010
U. S. government agencies
Bonds	$30,000	$5	$(46)	$29,959
Mortgage-backed securities	18,907	410	(473)	18,844
Collateralized mortgage obligations	507,536	2,364	(2,131)	507,769
States and political subdivisions	35,209	43	(1,042)	34,210
Auction rate bonds	22,936	—	(482)	22,454

Totals	$614,588	$2,822	$(4,174)	$613,236

As of December 31, 2009
U. S. government agencies
Mortgage-backed securities	$27,696	$587	$(269)	$28,014
Collateralized mortgage obligations	146,765	1,679	(3,083)	145,361
States and political subdivisions	9,568	44	—	9,612
Auction rate bonds	44,622	66	(134)	44,554

Totals	$228,651	$2,376	$(3,486)	$227,541

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2. Securities (continued)

Information regarding securities held by the Bank that were in an unrealized loss position as of December 31, 2010 and 2009, is shown in the following tables (dollar amounts in thousands):

	As of December 31, 2010			As of December 31, 2009
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Held to maturity
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	1	$1,577	$1	1	$495	$8
Unrealized loss for more than twelve months	1	495	7	—	—	—

	2	2,072	8	1	495	8
Collateralized mortgage obligations
Unrealized loss for less than twelve months	1	6,641	101	5	26,453	1,042
Unrealized loss for more than twelve months	—	—	—	—	—	—

	1	6,641	101	5	26,453	1,042
States and political subdivisions
Unrealized loss for less than twelve months	95	50,518	1,996	39	20,085	304
Unrealized loss for more than twelve months	15	5,420	501	26	11,755	644

	110	55,938	2,497	65	31,840	948
Auction rate bonds
Unrealized loss for less than twelve months	2	10,239	227	—	—	—
Unrealized loss for more than twelve months	2	23,474	5,044	3	60,257	3,084

	4	33,713	5,271	3	60,257	3,084
Total held to maturity
Unrealized loss for less than twelve months	99	68,975	2,325	45	47,033	1,354
Unrealized loss for more than twelve months	18	29,389	5,552	29	72,012	3,728

	117	$98,364	$7,877	74	$119,045	$5,082

Available for sale
U. S. government agencies
Bonds
Unrealized loss for less than twelve months	2	$19,954	$46	—	$—	$—
Unrealized loss for more than twelve months	—	—	—	—	—	—

	2	19,954	46	—	—	—
Mortgage-backed securities
Unrealized loss for less than twelve months	3	7,670	473	1	1,443	22
Unrealized loss for more than twelve months	—	—	—	1	4,955	247

	3	7,670	473	2	6,398	269
Collateralized mortgage obligations
Unrealized loss for less than twelve months	17	232,135	2,131	6	71,875	3,083
Unrealized loss for more than twelve months	—	—	—	—	—	—

	17	232,135	2,131	6	71,875	3,083
States and political subdivisions
Unrealized loss for less than twelve months	17	20,126	1,042	—	—	—
Unrealized loss for more than twelve months	—	—	—	—	—	—

	17	20,126	1,042	—	—	—
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for more than twelve months	1	22,454	482	1	22,848	134

	1	22,454	482	1	22,848	134
Total available for sale
Unrealized loss for less than twelve months	39	279,885	3,692	7	73,318	3,105
Unrealized loss for more than twelve months	1	22,454	482	2	27,803	381

	40	$302,339	$4,174	9	$101,121	$3,486

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2. Securities (continued)

Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Bank expects to receive full value for the securities. As of December 31, 2010, management does not intend to sell any of the securities classified as available for sale in the previous table and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. As of December 31, 2010 and 2009, the securities included in the previous table represented 47.59% and 42.14%, respectively, of the fair value of the Bank’s securities portfolio. At December 31, 2010 and 2009, total impairment represented 3.01% and 3.89%, respectively, of the fair value of the underlying securities, and 1.43% and 1.64%, respectively, of the fair value of the Bank’s securities portfolio. As of December 31, 2010, management believes the impairments detailed in the table are temporary and relate primarily to changes in interest rates and liquidity. Accordingly, no other-than-temporary impairment loss has been recognized in PlainsCapital’s consolidated statements of income.

The amortized cost and fair value of securities, excluding trading securities, as of December 31, 2010, are shown by contractual maturity below (in thousands).

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,010	$2,046	$—	$—
Due after one year through five years	1,933	1,962	30,000	29,959
Due after five years through ten years	15,207	15,655	670	653
Due after ten years	175,225	169,346	57,475	56,011

	194,375	189,009	88,145	86,623

Mortgage-backed securities	10,369	11,038	18,907	18,844
Collateralized mortgage obligations	28,169	28,683	507,536	507,769

	$232,913	$228,730	$614,588	$613,236

For the years ended December 31, 2010 and 2009, the Bank received proceeds from the sale of available for sale securities of $191.8 million and $45.9 million, respectively, and realized gross gains of $2.0 million and $0.3 million, respectively. The Bank determines the cost of securities sold by specific identification. The Bank did not sell securities in 2008.

FSC realized net gains from its trading securities portfolio of $1.7 million and $1.0 million for the years ended December 31, 2010 and 2009, respectively. The net gains are recorded as a component of other noninterest income.

The Bank tendered $24.0 million par value of available for sale auction rate bonds during 2010, receiving $21.6 million of gross proceeds. No gain or loss resulted from the transaction. In addition, held to maturity auction rate bonds with a par value of $4.5 million and an unaccreted discount of approximately $0.4 million were called at par by the issuer. Because First Southwest provided related financing to the issuer, the Bank began accreting the discount over the expected term of financing early in 2010. Later in 2010, this First Southwest financing expired. Accordingly, the Bank recognized the remaining $0.2 million of unaccreted discount related to call transactions associated with the First Southwest financing.

During 2010, held to maturity auction rate bonds with a par value of $30.4 million and an unaccreted discount of approximately $2.6 million were called at par by the issuer in two steps. In order to address a change in the

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2. Securities (continued)

interpretation of the regulatory requirements regarding the maximum level of investments in certain securities, the Bank agreed to reimburse the issuer approximately $2.8 million for costs the issuer incurred related to the calls. As a result of the accelerated discount accretion and the reimbursement to the issuer, the Bank incurred a loss on the call transactions of approximately $0.2 million.

To address a change in an interpretation of the regulatory requirements regarding the maximum allowed level of investments in certain securities, the Bank transferred auction rate bonds with a net carrying amount of $22.6 million from held to maturity to available for sale in 2009. The net carrying amount of the transferred securities included an unrealized loss of $0.2 million which was included in other comprehensive income. As of December 31, 2010 and 2009, the unrealized loss on the transferred securities was $0.5 million and $0.1 million, respectively.

In the aggregate, the par value of the Bank’s holdings of auction rate bonds decreased by $58.9 million from December 31, 2009 to December 31, 2010.

Securities with a carrying amount of approximately $624.4 million and $365.2 million at December 31, 2010 and 2009, respectively (with a fair value of approximately $623.6 million and $366.5 million, respectively), were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. In addition, the Bank had secured a letter of credit from the Federal Home Loan Bank (“FHLB”) in the amount of $60.0 million and $149.0 million at December 31, 2010 and 2009, respectively, in lieu of pledging securities to secure certain public deposits.

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

3. Loans and Allowance for Loan Losses

Loans summarized by category as of December 31, 2010 and 2009, are as follows (in thousands):

	2010	2009
Commercial and industrial
Commercial	$1,299,654	$1,264,735
Lease financing	50,216	78,088
Securities (primarily margin loans)	289,351	152,145
Real estate	1,112,402	1,125,134
Construction and land development	343,920	402,876
Consumer	42,627	48,791

	3,138,170	3,071,769
Allowance for loan losses	(65,169)	(52,092)

	$3,073,001	$3,019,677

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Loans and Allowance for Loan Losses (continued)

PlainsCapital has lending policies in place with the goal of establishing a sound asset portfolio that will provide a return on shareholders’ equity in order that we may retain sufficient earnings to maintain capital to assets ratios that meet or exceed minimum credit criteria established by regulatory guidelines. Loans are underwritten with careful consideration of the borrower’s financial condition, the specific purpose of the loan, the primary sources of repayment and any collateral pledged to secure the loan.

Underwriting procedures address financial components based on the size or complexity of the credit. The financial components include but are not limited to current and projected global cash flows, shock analysis and/or stress testing, and trends in appropriate balance sheet and income statement ratios. Collateral analysis includes complete description, values, monitoring requirements, loan to value ratios, concentration risk, appraisal requirements and other information determined to be relevant to the collateral being pledged. Guarantor analysis includes liquidity and global cash flow analysis based on the significance the guarantors are expected to serve as secondary repayment sources. PlainsCapital’s underwriting standards are governed by adherence to the loan policy. The loan policy provides for specific guidelines by portfolio segment, including commercial and industrial, real estate, construction and land development, and consumer Loans. Within each individual portfolio segment, permissible and impermissible loan types are explicitly outlined. Within the loan types, minimum requirements for the underwriting factors listed above are provided.

PlainsCapital maintains an independent loan review department that reviews credit risk on an ongoing basis. The loan review process reviews the creditworthiness of borrowers and determines compliance with lending policy. The loan review process compliments and reinforces the risk identification and assessment decisions made by lenders and credit personnel. Results of these reviews are presented to management and the Bank’s Board of Directors.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Loans and Allowance for Loan Losses (continued)

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments as they become due according to the terms of the loan agreement, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Impaired loans include nonaccrual loans, troubled debt restructurings and partially charged-off loans. Impaired loans as of December 31, 2010 are summarized by class in the following table (in thousands):

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2010
Commercial and industrial
Secured by receivables	$24,036	$11,301	$4,343	$15,644	$2,089	$29,670
Secured by equipment	3,290	638	237	875	57	2,783
Unsecured	4,148	109	—	109	—	227
Lease financing	6,028	6,028	—	6,028	—	5,607
All other commercial and industrial	7,920	4,811	3,109	7,920	2,507	13,989
Real estate
Secured by commercial properties	19,039	16,427	130	16,557	1	8,417
Secured by residential properties	10,420	6,840	3,080	9,920	417	9,472
Construction and land development
Residential construction loans	1,831	1,831	—	1,831	—	1,094
Commercial construction loans and land development	70,801	36,430	21,087	57,517	3,724	33,728
Consumer	35	35	—	35	—	1

	$147,548	$84,450	$31,986	$116,436	$8,795	$104,988

Interest income recorded on impaired loans that were not in nonaccrual status at December 31, 2010, was approximately $1.9 million for the year ended December 31, 2010. Interest income recorded on nonaccrual loans in 2010, 2009 and 2008 was nominal. At December 31, 2010, PlainsCapital had unadvanced commitments of approximately $7.8 million to borrowers whose loans had been restructured in troubled debt restructurings.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Loans and Allowance for Loan Losses (continued)

Nonaccrual loans as of December 31, 2010 and 2009 are summarized by class in the following table (in thousands)

	2010	2009
Commercial and industrial
Secured by receivables	$7,580	$10,351
Secured by equipment	875	8,788
Unsecured	64	10,938
Lease financing	6,028	3,835
All other commercial and industrial	3,740	8,515
Real estate
Secured by commercial properties	4,426	2,386
Secured by residential properties	3,609	7,894
Construction and land development
Residential construction loans	199	4,074
Commercial construction loans and land development	57,423	12,243
Consumer	27	—

	$83,971	$69,024

At December 31, 2009, an allowance for loan loss of approximately $9.2 million was associated with $63.7 million of nonaccrual loans. The average aggregate balance of nonaccrual loans in 2010, 2009 and 2008 was approximately $81.6 million, $55.4 million and $35.3 million, respectively.

An analysis of the aging of PlainsCapital’s loan portfolio is shown in the following table (in thousands):

	Loans Past Due 30-89 Days	Loans Past Due 90 Days or More	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans Past Due 90Days or More
As of December 31, 2010
Commercial and industrial
Secured by receivables	$3,630	$3,655	$7,285	$648,856	$656,141	$—
Secured by equipment	1,092	287	1,379	121,011	122,390	—
Unsecured	15	—	15	92,812	92,827	—
Lease financing	2,204	5,343	7,547	42,669	50,216	71
All other commercial and industrial	265	2,778	3,043	714,604	717,647	—
Real estate
Secured by commercial properties	5,834	1,768	7,602	862,521	870,123	395
Secured by residential properties	4,017	1,286	5,303	236,976	242,279	—
Construction and land development
Residential construction loans	23	—	23	55,414	55,437	—
Commercial construction loans and land development	8,492	21,433	29,925	258,558	288,483	—
Consumer	149	—	149	42,478	42,627	—

	$25,721	$36,550	$62,271	$3,075,899	$3,138,170	$466

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Loans and Allowance for Loan Losses (continued)

Management tracks credit quality trends on a monthly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, (iv) net charge-offs and (v) general economic conditions at state and local levels.

PlainsCapital utilizes a risk grading matrix to assign a risk grade to each of the loans in its portfolio. A risk rating is assigned based on an assessment of the borrower’s management, collateral position, financial capacity, and economic factors. The general characteristics of the various risk grades are described below.

Pass—Loans that present a range of acceptable risks to the bank. Loans that would be considered virtually risk-free are rated Pass – low risk. Loans that exhibit sound standards based on the grading factors above and present a reasonable risk to the Bank are rated Pass – normal risk. Loans that exhibit a minor weakness in one or more of the grading criteria but still present an acceptable risk to the Bank are rated Pass – high risk.

Special Mention—A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the Bank’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to require adverse classification.

Substandard—Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Many substandard loans are considered impaired.

Doubtful—Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. All doubtful loans are considered impaired.

Loss—Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value. Rather, it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Loans and Allowance for Loan Losses (continued)

The following table presents the internal risk grades of loans, as described above, in the portfolio as of December 31, 2010 by class (in thousands):

	Pass	Special Mention	Substandard	Total
As of December 31, 2010
Commercial and industrial
Secured by receivables	$628,464	$11,636	$16,041	$656,141
Secured by equipment	119,948	321	2,121	122,390
Unsecured	91,654	—	1,173	92,827
Lease financing	42,285	—	7,931	50,216
All other commercial and industrial	697,938	16,223	3,486	717,647
Real estate
Secured by commercial properties	834,940	13,078	22,105	870,123
Secured by residential properties	229,503	897	11,879	242,279
Construction and land development
Residential construction loans	55,029	209	199	55,437
Commercial construction loans and land development	222,046	1,205	65,232	288,483
Consumer	42,536	40	51	42,627

	$2,964,343	$43,609	$130,218	$3,138,170

Net investment in lease financing at December 31, 2010 and 2009 is shown in the following table (in thousands).

	2010	2009
Future minimum lease payments	$53,178	$83,390
Unguaranteed residual value	139	580
Guaranteed residual value	2,096	2,310
Initial direct costs, net of amortization	166	348
Unearned income	(5,363)	(8,540)

	$50,216	$78,088

PlainsCapital expects to receive future minimum lease payments as follows (in thousands).

2011	$24,811
2012	15,396
2013	8,343
2014	2,779
2015	1,138
Thereafter	711

$53,178

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Loans and Allowance for Loan Losses (continued)

It is our management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. Estimated credit losses are the probable current amount of loans that we will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan or portion thereof, is uncollectible, the loan, or portion thereof, is charged off against the allowance for loan losses. Any subsequent recovery of charged-off loans is added back to the allowance for loan losses.

We have developed a methodology that seeks to determine an allowance within the scope of Receivables and Contingencies Topics of the ASC. Loans within the scope of the Receivables Topic are those determined to be impaired and individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on those loans, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. When loans are determined to be impaired, specific reserves are provided in our estimate of the allowance, as appropriate. Loans within the scope of the Contingencies Topic include all non-impaired loans. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segments adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; changes in the quality of the institution’s loan review system; changes in the value of underlying collateral for collateral-dependent loans; and the existence and effect of any concentrations of credit, and changes in the level of such concentrations.

We design our loan review program to timely identify and monitor problem loans by maintaining a credit grading process, ensuring that timely and appropriate changes are made to the loans with assigned risk grades and coordinating the timely delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review all loan relationships that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve adequate coverage of our various lending markets.

Homogenous loans, such as consumer installment, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. As of December 31, 2010, we had no material delinquencies in these types of loans.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Loans and Allowance for Loan Losses (continued)

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

Changes in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$52,092	$40,672	$26,517
Provision charged to operations	83,226	66,673	22,818
Loans charged off	(71,949)	(56,337)	(11,658)
Recoveries on charged off loans	1,800	1,084	1,715
Additions due to acquisition	—	—	1,280

Balance at end of year	$65,169	$52,092	$40,672

The amount on the line captioned “Additions due to acquisition” is the amount of the allowance for loan losses for First Southwest at December 31, 2008, and relates to general reserve allocations based on historical experience and not reserves on specific loans. The acquisition of First Southwest is described in Note 1.

As of December 31, 2010, the allowance for loan losses was distributed by portfolio segment as shown below (in thousands):

2010
Commercial and industrial	$41,687
Real estate	11,732
Construction and land development	11,227
Consumer	523

$65,169

As of December 31, 2010, the loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of December 31, 2010
Loans individually evaluated for impairment	$30,576	$26,477	$59,348	$35	$116,436
Loans collectively evaluated for impairment	1,608,645	1,085,925	284,572	42,592	3,021,734

	$1,639,221	$1,112,402	$343,920	$42,627	$3,138,170

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Loans and Allowance for Loan Losses (continued)

As of December 31, 2010, the allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of December 31, 2010
Loans individually evaluated for impairment	$4,654	$417	$3,724	$—	$8,795
Loans collectively evaluated for impairment	37,033	11,315	7,503	523	56,374

	$41,687	$11,732	$11,227	$523	$65,169

Net (charge-offs)/recoveries by class for the year ended December 31, 2010 are shown in the following table (in thousands):

2010
Commercial and industrial
Secured by receivables	$(18,059)
Secured by equipment	(6,076)
Unsecured	(4,971)
Lease financing	(580)
All other commercial and industrial	(12,428)
Real estate
Secured by commercial properties	(7,909)
Secured by residential properties	(1,361)
Construction and land development
Residential construction loans	160
Commercial construction loans and land development	(18,754)
Consumer	(171)

$(70,149)

4. Premises and Equipment

The cost and accumulated depreciation and amortization of premises and equipment at December 31, 2010 and 2009, respectively, are summarized as follows (in thousands):

	2010	2009
Land and premises	$65,386	$61,897
Furniture and equipment	99,895	88,032

	165,281	149,929
Less accumulated depreciation and amortization	(85,098)	(74,327)

	$80,183	$75,602

The amounts shown above include assets recorded under capital leases of $10.7 million and $11.5 million, net of accumulated amortization of $2.6 million and $1.8 million at December 31, 2010 and 2009, respectively.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

4. Premises and Equipment (continued)

Occupancy expense was reduced by rental income of approximately $0.5 million, $0.5 million and $0.4 million in 2010, 2009 and 2008, respectively. Depreciation and amortization expense on premises and equipment, which includes amortization of capital leases, amounted to $15.2 million, $11.9 million and $7.0 million in 2010, 2009 and 2008, respectively.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Balance at beginning of year	$35,880	$36,486
Tax benefit related to earnout payments	—	(606)

	$35,880	$35,880

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

Other intangible assets at December 31, 2010, were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer relationships	$15,523	$(3,445)	$12,078
Technology	1,160	(774)	386
Trademark	1,150	(230)	920
Core deposits	520	(520)	—
Noncompete agreements	90	(33)	57

	$18,443	$(5,002)	$13,441

Other intangible assets at December 31, 2009, were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer relationships	$15,523	$(1,793)	$13,730
Technology	1,160	(387)	773
Trademark	1,150	(115)	1,035
Core deposits	520	(511)	9
Noncompete agreements	90	(21)	69

	$18,443	$(2,827)	$15,616

PlainsCapital identified $17.0 million of intangible assets, principally customer relationships, during the purchase price allocation of the First Southwest acquisition.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

5. Goodwill and Other Intangible Assets (continued)

Other intangible assets are amortized over their estimated lives, which range from 3 to 15 years. Certain First Southwest intangibles, including customer relationships, are being amortized on an accelerated basis. Amortization expense related to intangible assets for the years ended December 31, 2010, 2009 and 2008 was approximately $2.2 million, $1.5 million and $0.1 million, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2010, is as follows (in thousands):

2011	$2,056
2012	1,550
2013	1,427
2014	1,305
2015	1,192
Thereafter	5,911

$13,441

6. Deposits

Deposits at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Noninterest-bearing demand	$256,372	$223,551
Interest-bearing:
NOW accounts	61,800	56,697
Money market	1,416,816	1,188,769
Brokered—money market	374,972	449,994
Demand	71,547	46,156
Savings	167,398	135,962
In foreign branches	132,131	166,746
Time—$100,000 and over	817,956	684,939
Time—other	218,163	218,435
Brokered—time	401,304	106,790

	$3,918,459	$3,278,039

At December 31, 2010, the scheduled maturities of interest-bearing time deposits are as follows (in thousands):

2011	$738,440
2012	458,400
2013	189,175
2014	44,500
2015 and thereafter	6,908

$1,437,423

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

7. Short-term Borrowings

Short-term borrowings at December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Federal funds purchased	$134,675	$150,075
Securities sold under agreements to repurchase	304,207	59,927
Federal Home Loan Bank (FHLB) notes	100,000	275,000
Treasury tax and loan note option account	3,002	3,076
Short-term bank loans	40,250	—

	$582,134	$488,078

Federal funds purchased and securities sold under agreements to repurchase generally mature daily, on demand, or on some other short-term basis. The Bank and FSC execute transactions to sell securities under agreements to repurchase with both customers and broker-dealers. Securities involved in these transactions are held by the Bank, FSC or the dealer. Information concerning federal funds purchased and securities sold under agreements to repurchase for the years ended December 31, 2010, 2009 and 2008 is shown in the following table (dollar amounts in thousands):

	2010	2009	2008
Average balance during the year	$260,540	$214,945	$192,296
Average interest rate during the year	0.22%	0.36%	1.90%
Maximum month-end balance during the year	$438,882	$332,989	$266,077
Average interest rate at year-end	0.23%	0.21%	0.61%
Securities underlying the agreements at year-end
Carrying value	$276,284	$65,838	$54,394
Estimated fair value	$336,317	$67,075	$54,684

The estimated fair value of securities underlying repurchase agreements above includes approximately $59.5 million of securities owned by FSC customers and pledged to FSC as collateral for margin loans as of December 31, 2010. FSC is permitted to sell or re-pledge customer securities held as collateral for margin loans under the terms of the margin loan agreements between FSC and its customers.

FHLB notes mature over terms not exceeding 365 days and are secured by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes for the years ended December 31, 2010, 2009 and 2008 is shown in the following table (dollar amounts in thousands).

	2010	2009	2008
Average balance during the year	$202,945	$218,356	$247,036
Average interest rate during the year	0.61%	0.63%	2.49%
Maximum month-end balance during the year	$350,000	$375,000	$405,000
Average interest rate at year-end	0.43%	0.75%	0.00%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at December 31, 2010 was 1.50%. No short-term bank loans were outstanding at December 31, 2009.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

8. Notes Payable

Notes payable at December 31, 2010 and 2009, consisted of the following (in thousands):

	2010	2009
Federal Home Loan Bank Dallas advances	$—	$1,534
Revolving credit line with JPMorgan Chase not to exceed $17.7 million. Facility matures July 31, 2011, with interest payable quarterly.	17,700	17,000
Revolving credit line with JPMorgan Chase not to exceed $5.0 million. Facility matures July 31, 2011, with interest payable quarterly.	1,000	7,650
Term note with JPMorgan Chase, due July 31, 2011. Principal payments of $1.9 million and interest are payable quarterly.	5,738	—
Term note with JPMorgan Chase, due July 31, 2011. Principal payments of $0.5 million and interest are payable semi-anually.	3,000	3,500
Term note with JPMorgan Chase, due October 27, 2015. Principal payments of $25,000 and interest are payable quarterly.	500	500
Subordinated note with JPMorgan Chase, not to exceed $20 million. Facility matures October 27, 2015 with interest payable quarterly.	20,000	20,000
Nonrecourse notes, due January 25, 2035 with interest payable quarterly.	15,838	18,366

	$63,776	$68,550

The table above reflects July 2010 amendments (“July 2010 Amendments”) to loan agreements between PlainsCapital and JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) governing PlainsCapital’s revolving credit facilities and term notes. The July 2010 Amendments extended the maturity of PlainsCapital’s existing lines of credit and term notes expiring July 31, 2010 to July 31, 2011, converted certain borrowings under PlainsCapital’s existing lines of credit to term borrowings and reduced the aggregate borrowing capacity under PlainsCapital’s existing lines of credit from $30.0 million to $22.7 million without materially altering PlainsCapital’s available borrowing capacity. At December 31, 2010, PlainsCapital had $4.0 million of available borrowing capacity under its existing lines of credit.

The agreements underlying the JPMorgan Chase debt include certain restrictive covenants, including limitations on the ability to incur additional debt, limitations on the disposition of assets and requirements to maintain various financial ratios, including a non-performing asset ratio, at acceptable levels.

The Bank’s non-performing asset ratio at September 30, 2010, calculated in accordance with the JPMorgan Chase revolving credit line agreements, was 3.84%, which was greater than the permissible non-performing asset ratio of 3.50% at September 30, 2010. JPMorgan Chase waived compliance with the non-performing asset ratio covenant at September 30, 2010.

In January 2011, PlainsCapital and JPMorgan Chase further amended the revolving credit line agreements to, among other things, increase the acceptable non-performing asset ratio for the Bank such that, beginning December 31, 2010, the Bank’s non-performing asset ratio may not exceed 4.50%. At December 31, 2010, the Bank’s non-performing asset ratio, as defined was 3.75%, which was in compliance with the non-performing asset ratio covenant.

The revolving credit facilities maturing in July 2011 and the term notes due July 2011 and October 2015 bear interest at LIBOR plus 2.75%. The weighted-average rate on those borrowings was 3.08% at December 31, 2010. These debt instruments are collateralized by the outstanding stock of the Bank.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

8. Notes Payable (continued)

Advances under the subordinated note maturing in October 2015 bear interest at LIBOR plus 5.00%. The subordinated note is not collateralized. The rate on each of the outstanding advances under the subordinated note at December 31, 2010 was 5.30%.

In 2005, First Southwest participated in a monetization of future cash flows totaling $95.3 million from several tobacco companies owed to a law firm under a settlement agreement (“Fee Award”). In connection with the transaction, a special purpose entity that is consolidated with First Southwest issued $30.3 million of nonrecourse notes to finance the purchase of the Fee Award, to establish a reserve account and to fund issuance costs. Cash flows from the settlement are the sole source of payment for the notes. The notes carry an interest rate of 8.58% that can increase to 10.08% under certain credit conditions.

The following table summarizes information concerning FHLB Dallas advances in 2010 and 2009 (dollar amounts in thousands):

	2010	2009
Balance outstanding at year-end	$—	$1,534
Average interest at year-end	0.00%	4.15%
Maximum month-end balance during the year	$1,524	$1,638
Average balance during the year	$744	$1,586
Average interest rate during the year	4.19%	4.15%

FHLB Dallas advances are collateralized by FHLB Dallas stock, nonspecified real estate loans, and certain specific commercial real estate loans. At December 31, 2010, the Bank had available collateral of $1.1 billion, substantially all of which was blanket collateral.

Scheduled maturities for notes payable outstanding at December 31, 2010, are as follows (in thousands):

	PlainsCapital
	JPMorgan Chase Revolving Lines	JPMorgan Chase Subordinated and Term Notes	Nonrecourse Notes	Total
2011	$18,700	$8,838	—	$27,538
2012	—	100	—	100
2013	—	100	—	100
2014	—	100	—	100
2015 and thereafter	—	20,100	15,838	35,938

	$18,700	$29,238	$15,838	$63,776

9. Junior Subordinated Debentures and Trust Preferred Securities

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

9. Junior Subordinated Debentures and Trust Preferred Securities (continued)

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

The stated term of the Debentures is 30 years with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at December 31, 2010 was 3.52%. The term, rate and other features of the preferred securities are the same as the Debentures. PlainsCapital’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee of the Trust’s obligations under the preferred securities.

10. Income Taxes

The income tax provision for 2010, 2009 and 2008 includes the following components (in thousands):

	2010	2009	2008
Current provision
Federal	$32,149	$13,645	$13,630
State	1,363	(45)	196

Total current provision	33,512	13,600	13,826
Deferred income taxes	(18,100)	1,255	(799)

	$15,412	$14,855	$13,027

The differences between income taxes computed using the statutory federal income tax rate and that shown in the consolidated statement of income for 2010, 2009 and 2008 are summarized as follows (in thousands):

	2010	2009	2008
Computed tax at federal statutory rate	$17,014	$16,241	$13,156
Increase (decrease) in taxes resulting from:
Life insurance	(280)	(151)	(249)
Tax-exempt income, net	(2,529)	(2,258)	(763)
State income taxes	1,363	(45)	196
Nondeductible compensation	991	474	—
Cumulative deferred tax benefit	(2,060)	—	—
Miscellaneous items	913	594	687

	$15,412	$14,855	$13,027

The cumulative deferred tax benefit shown above resulted from reconciling and adjusting our deferred tax accounts to cumulative book-tax basis differences in various assets and liabilities. The tax benefit related primarily to our lease financing business. The effects of the total benefit primarily related to years prior to 2008 and were not material to the financial position, results of operations or cash flows of PlainsCapital in any previously reported period.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10. Income Taxes (continued)

PlainsCapital files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. PlainsCapital is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

The components of the net deferred tax asset included in other assets at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Deferred tax assets
Allowance for loan losses	$22,809	$17,792
Compensation and benefits	4,845	820
Indemnification agreements	3,464	—
Non-accrual loan interest	2,557	2,517
Loan fees	672	1,225
Franchise tax credit	1,031	1,060
Net other comprehensive income	153	167
Other	1,234	—

	36,765	23,581
Deferred tax liabilities
Premises and equipment	(6,430)	(5,603)
Leases	(1,511)	(3,267)
Intangible assets	(4,704)	(5,463)
Other	—	(3,176)

	(12,645)	(17,509)

Net deferred tax assets before valuation allowance for deferred tax assets	24,120	6,072
Valuation allowance for deferred tax assets	—	—

Net deferred tax assets	$24,120	$6,072

11. Employee Benefits

PlainsCapital and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. PlainsCapital and its subsidiaries match a portion of employee contributions to the plan based on the level of normal operating earnings and the amount of eligible employees’ contributions and salaries. The amount charged to operating expense for this matching contribution totaled $3.7 million in 2010, $2.7 million in 2009 and $1.0 million in 2008.

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

11. Employee Benefits (continued)

At December 31, 2010, the ESOP owned 1,632,635 shares of PlainsCapital stock, including 232,381 shares that are unearned. The estimated fair value of the unearned shares was $2.6 million ($11.26 per share, based on the most recent ESOP valuation as of December 31, 2009). At December 31, 2009, the ESOP owned 1,633,647 shares of PlainsCapital stock, including 275,867 shares that were unearned. The estimated fair value of the unearned shares at December 31, 2009 was $3.5 million ($12.67 per share, based on the ESOP valuation as of December 31, 2008).

For the years ended December 31, 2010, 2009 and 2008, interest expense on ESOP debt was $0.1 million, $0.1 million and $0.2 million, respectively. PlainsCapital and its participating subsidiaries contributed $1.6 million, $1.5 million and $1.4 million to the ESOP for the years ended December 31, 2010, 2009 and 2008, respectively. PlainsCapital charges these contributions to operating expense.

The Bank has a Supplemental Executive Retirement Plan to provide additional benefits for certain key officers, which was adopted in 2001. Pursuant to the plan, the Bank is obligated to pay each participant or his beneficiaries a lump sum at such participant’s retirement, death or disability. The estimated cost of the plan is being accrued over the period of active employment of the participants. As of December 31, 2010 and 2009, $9.0 million and $6.2 million, respectively, had been accrued as a liability for benefits payable under the plan. The amount charged to operations in 2010, 2009 and 2008 was $2.1 million, $0.7 million and $0.7 million, respectively. Benefit accruals are funded annually in a Rabbi Trust in the first quarter following year-end. The assets of the Rabbi Trust consist primarily of marketable equity securities. As of December 31, 2010 and 2009, the assets of the Rabbi Trust are included in other assets at a book value of $5.9 million and $4.8 million, respectively.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. Insurance policies are with Jefferson Pilot and Mass Mutual. As of December 31, 2010 and 2009, the carrying value of the policies included in other assets was $21.4 million and $20.4 million, respectively. For the years ended December 31, 2010, 2009 and 2008, the Bank recorded income of $1.0 million, $0.7 million, and $0.8 million related to the policies that was reported in other noninterest income.

12. Related Party Transactions

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $8.7 million at December 31, 2010 and $14.9 million at December 31, 2009. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. For such loans during 2010, total principal additions were $10.2 million, total principal payments were $3.7 million and reductions due to changes in status as a related party were $12.7 million.

At December 31, 2010 and 2009, the Bank held deposits of related parties of approximately $98.7 million and $104.0 million, respectively.

A related party is the lessor in certain capital leases with the Bank. The Bank had recorded assets under those capital leases of $7.2 million and $7.7 million, net of accumulated amortization of $1.8 million and $1.3 million, at December 31, 2010 and 2009, respectively. The Bank has granted a loan to the related party, the amount of which is included in the amounts shown above.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

13. Commitments and Contingencies (continued)

PlainsCapital Equity, LLC is a limited partner in certain limited partnerships that have received loans from the Bank. The Bank made those loans in the normal course of business, using underwriting standards and offering terms that are substantially the same as those used or offered to non-affiliated borrowers. At December 31, 2010 and 2009, the Bank had outstanding loans of approximately $6.3 million and $10.4 million to limited partnerships in which PlainsCapital Equity, LLC had a limited partnership interest. The investment of PlainsCapital Equity, LLC in these limited partnerships was $1.2 million and $1.7 million at December 31, 2010 and 2009, respectively.

13. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $0.5 million and $8.5 million at December 31, 2010 and 2009, respectively.

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

As a result of these SEC and DOJ investigations into industry-wide practices, FSC was initially named as a co-defendant in cases filed in several different federal courts by various state and local governmental entities suing on behalf of themselves and a purported class of similarly situated governmental entities and a similar set of lawsuits filed by various California local governmental entities suing on behalf of themselves and a purported class of similarly situated governmental entities. All claims asserted against FSC in these purported class actions were subsequently dismissed. However, the plaintiffs in these purported class actions have filed amended complaints against other entities, and FSC is identified in these complaints not as a defendant, but as an alleged co-conspirator with the named defendants.

Additionally, as a result of these SEC and DOJ investigations into industry-wide practices, FSC has been named as a defendant in twenty individual lawsuits (of which three were filed after December 31, 2010). These lawsuits have been brought by several California public entities and two New York non-profit corporations that do not seek to certify a class. The Judicial Panel on Multidistrict Litigation has transferred these cases to the United States District Court, Southern District of New York. The California plaintiffs allege violations of Section 1 of the Sherman Act and the California Cartwright Act. The New York plaintiffs allege violations of Section 1 of the Sherman Act and the New York Donnelly Act. The allegations against FSC are very limited in scope. FSC filed an answer to seventeen lawsuits, will timely answer the three unanswered lawsuits, and intends to defend itself vigorously in these individual actions. The relief sought is unspecified monetary damages.

On December 8, 2010, PrimeLending entered into a settlement with the DOJ pursuant to a Consent Order with respect to an inquiry by the DOJ into certain lending practices of PrimeLending in prior years. The Consent Order settles a complaint filed by the United States against PrimeLending earlier that day in the United States District Court for the Northern District of Texas, Dallas Division relating to alleged violations by PrimeLending of fair lending laws between 2006 and 2009. In its complaint, the United States sought a finding that PrimeLending violated the Fair Housing Act and the Equal Credit Opportunity Act, to enjoin PrimeLending from discriminating in connection with its mortgage lending business, monetary damages on behalf of alleged victims and a civil penalty. The Consent Order was subsequently approved by the court on January 11, 2011.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

13. Commitments and Contingencies (continued)

PrimeLending denies that it has engaged in any discriminating lending practices and entered into the Consent Order voluntarily to avoid the risks and burdens of litigation. No factual finding or adjudication was made with respect to the United States’ allegations against PrimeLending, and no civil penalty was assessed. Prior to entering into the Consent Order, PrimeLending altered its loan pricing policy to ensure that the price it charges for residential loan products is set in a nondiscriminatory manner consistent with applicable law.

As a part of the Consent Order, PrimeLending agreed to provide a $2.0 million settlement fund, which PrimeLending charged to expense in 2010, for borrowers nationwide who may have suffered as a result of the alleged violations by PrimeLending of fair lending laws. Any moneys not distributed from the settlement fund to individual borrowers will be distributed to qualified organizations to provide credit counseling, financial literacy, and other related educational programs.

PlainsCapital and its subsidiaries are defendants in various other legal matters arising in the normal course of business. Management believes that the ultimate liability, if any, arising from these, and the matters discussed above will not materially affect the consolidated financial statements.

Other Contingencies

PlainsCapital and its subsidiaries have entered into employment contracts with certain executive officers. The contracts provide for minimum annual salaries and additional compensation in the form of bonuses based on performance. The contracts originated at various dates, and contain self-renewing terms of one to three years, subject to the option of PlainsCapital or the executive not to renew. The minimum aggregate commitment for future salaries, excluding bonuses, under these contracts at December 31, 2010, is approximately $9.0 million. These employment contracts also provide severance pay benefits if there is a change in control of PlainsCapital. PlainsCapital and subsidiaries have separate severance agreements with certain other senior officers that provide severance pay benefits if there is a change in control. The severance agreements with the other senior officers contain self-renewing terms of two years subject to the option of PlainsCapital or the officer not to renew. At December 31, 2010, the aggregate contingent liability for severance pay benefits in the event of a change in control is approximately $43.0 million.

PlainsCapital and its subsidiaries lease space, primarily for branch facilities and automatic teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 17 years and under capital leases with remaining terms of 11 to 18 years. Future minimum payments by year and in the aggregate under these leases are as follows at December 31, 2010 (in thousands):

	Operating Leases	Capital Leases
2011	$16,278	$1,011
2012	13,979	1,048
2013	10,931	1,082
2014	8,089	1,099
2015	6,394	1,109
Thereafter	21,727	10,906

Total minimum lease payments	$77,398	16,255

Amount representing interest		(4,562)

Present value of minimum lease payments		$11,693

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

14. Financial Instruments with Off-Balance Sheet Risk (continued)

Rental expense under the operating leases was approximately $21.5 million, $18.4 million and $10.2 million in 2010, 2009 and 2008, respectively.

14. Financial Instruments with Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit that involve varying degrees of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The contract amounts of those instruments reflect the extent of involvement (and therefore the exposure to credit loss) the Bank has in particular classes of financial instruments.

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

The Bank had in the aggregate outstanding unused commitments to extend credit of $822.9 million at December 31, 2010. The Bank had outstanding standby letters of credit of $52.9 million at December 31, 2010.

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

15. Stock-Based Compensation

At December 31, 2010, PlainsCapital and its subsidiaries had four incentive stock option plans that provide for the granting of stock options to officers and key employees. In addition, PlainsCapital has granted restricted stock to a group of officers and key employees.

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

15. Stock-Based Compensation (continued)

Compensation cost related to the plans was approximately $1.7 million, $1.1 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The income tax benefit related to share-based compensation was approximately $0.6 million, $0.4 million and $31,000 in 2010, 2009 and 2008, respectively.

At December 31, 2010, unrecognized cost related to unvested restricted stock and restricted stock units was $5.1 million and $3.1 million, respectively. PlainsCapital expects to recognize that cost over a weighted-average period of approximately 28 months. The vesting of the unvested restricted stock and restricted stock units will automatically accelerate in full under certain conditions. Upon a change in control of PlainsCapital, the entire unrecognized cost related to both unvested restricted stock and restricted stock units would be recognized in noninterest expense immediately. On the date upon which our common stock is listed and traded on an exchange registered under the Exchange Act, the entire unrecognized cost related to unvested restricted stock would be recognized in noninterest expense immediately.

PlainsCapital granted 67,059 shares of unvested restricted stock and 294,092 restricted stock units to certain employees effective April 1, 2011. The estimated grant date fair value of the unvested restricted stock and restricted stock units was $0.8 million and $3.3 million, respectively. The grants vest in 5 years and are subject to the accelerated vesting conditions discussed previously.

Information regarding unvested restricted stock and restricted stock units is as follows:

	2010		2009
	Unvested Restricted Stock	Weighted Average Grant Date Fair Value	Unvested Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding, January 1	528,000	$11.33	528,000	$11.33
Granted	83,281	12.25	—	—
Vested	(75,419)	11.33	—	—
Cancellations and expirations	—	—	—	—

Outstanding, December 31	535,862	$11.48	528,000	$11.33

	2010
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, January 1	—	$—
Granted	296,557	12.58
Vested	—	—
Cancellations and expirations	(6,500)	12.67

Outstanding, December 31	290,057	$12.58

The acquisition described in Note 1 included a provision whereby First Southwest Holdings, Inc. stock options that were outstanding and unexercised at the acquisition date would be converted into PlainsCapital stock options on the same terms and conditions, including vesting conditions, as the First Southwest Holdings, Inc. options they replaced. Accordingly, PlainsCapital granted 285,366 options with a weighted-average exercise price of $4.53 to replace outstanding and unexercised First Southwest Holdings, Inc. stock options.

The stock option plans in effect as of December 31, 2010 were established in 2001, 2003, 2005 and 2007. Each of the plans originally provided for option grants that could result in the issuance of up to 50,000 shares of

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

15. Stock-Based Compensation (continued)

Original Common Stock, subject to increase or decrease in the event of a stock dividend or stock split. As a result of the acquisition, the 2007 plan was amended in December 2008 to allow grants that could result in the issuance of up to 150,000 shares of PlainsCapital Original Common Stock, subject to increase or decrease in the event of a stock dividend or stock split. At December 31, 2010 a total of 178,581 shares were available for grant under these plans. PlainsCapital typically issues new shares upon exercise of option grants.

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

PlainsCapital did not grant options in 2010. The weighted-average grant date fair value of options granted during 2009 and 2008 was $2.44 and $3.75, respectively. PlainsCapital uses a Black-Scholes option pricing model to estimate the fair value of each option award on the date of grant. Risk-free rates are derived from yields on U.S. Treasury strips (zero-coupon bonds) on the date options are granted. The expected term of options granted is based on an analysis of historical exercise data and represents the expected period of time that options are to be outstanding. Expected volatility is based on historical volatility of PlainsCapital’s stock. The estimates for expected term and expected volatility are reviewed annually. Weighted-average values used to estimate the fair value of options granted are shown in the following table:

	2009	2008
Risk-free interest rate	3.27% to 3.74%	3.96% to 4.37%
Expected term (years)	5	5
Expected volatility	23%	23%
Dividend yield	1.77%	1.57%

Information regarding the stock option plans in 2010 and 2009 is as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	943,515	$8.50	585,477	$9.65
Options granted in First Southwest acquisition	—	—	285,366	4.53

	943,515	8.50	870,843	7.98
Granted	—	—	115,500	11.33
Exercised	(115,711)	4.00	(40,965)	5.55
Cancellations and expirations	(102,153)	5.60	(1,863)	4.83

Outstanding, December 31	725,651	9.62	943,515	8.50

Exercisable, December 31	611,651	9.31	804,765	7.98

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

15. Stock-Based Compensation (continued)

The total intrinsic value of options exercised during the year ended December 31, 2010, 2009 and 2008 was $1.0 million, $0.3 million and $0.2 million, respectively. At December 31, 2010, the intrinsic value of options outstanding was $1.2 million and the intrinsic value of exercisable shares was $1.2 million. The total fair value of share awards vested was $0.2 million in 2010, $0.7 million in 2009 and $0.5 million in 2008.

Details of PlainsCapital’s stock options outstanding at December 31, 2010, are as follows:

Range of Exercise Prices	Outstanding Shares at December 31, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Exercisable Shares at December 31, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Less than $5.00	56,508	$4.91	0.8	56,508	$4.91	0.8
$5.01 - $10.00	270,929	7.40	1.9	270,929	7.40	1.9
$10.01 - $15.00	398,214	11.80	6.2	284,214	11.99	4.6

Total	725,651	9.62	4.2	611,651	9.31	3.0

16. Regulatory Matters

The Bank and PlainsCapital are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct, material effect on the consolidated financial statements. Current regulations require the Bank and PlainsCapital to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

	At December 31, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$206,270	4%	$485,013	9.41%
Tier 1 capital (to risk-weighted assets)	152,091	4%	485,013	12.76%
Total capital (to risk-weighted assets)	304,181	8%	532,769	14.01%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$206,664	4%	$462,823	8.96%
Tier 1 capital (to risk-weighted assets)	152,946	4%	462,823	12.10%
Total capital (to risk-weighted assets)	305,891	8%	526,843	13.78%

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

16. Regulatory Matters (continued)

	At December 31, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$184,958	4%	$461,109	9.97%
Tier 1 capital (to risk-weighted assets)	144,012	4%	461,109	12.81%
Total capital (to risk-weighted assets)	288,024	8%	506,148	14.06%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$185,146	4%	$437,442	9.45%
Tier 1 capital (to risk-weighted assets)	144,589	4%	437,442	12.10%
Total capital (to risk-weighted assets)	289,179	8%	502,666	13.91%

A reconciliation of book capital to Tier 1 and total capital (as defined) is as follows (in thousands):

	At December 31, 2010
	PlainsCapital Bank	PlainsCapital Corporation
Total capital per books	$529,393	$446,491
Add:
Minority interests	348	785
Trust preferred securities	—	65,000
Net unrealized holding losses on securities available for sale and held in trust	281	281
Deduct:
Goodwill and other disallowed intangible assets	(45,009)	(49,321)
Other	—	(413)

Tier 1 capital (as defined)	485,013	462,823
Add: Allowable Tier 2 capital
Allowance for loan losses	47,756	48,020
Qualifying subordinated debt	—	16,000

Total capital (as defined)	$532,769	$526,843

	At December 31, 2009
	PlainsCapital Bank	PlainsCapital Corporation
Total capital per books	$507,527	$422,500
Add:
Minority interests	466	1,659
Trust preferred securities	—	65,000
Net unrealized holding losses on securities available for sale and held in trust	300	300
Deduct:
Goodwill and other disallowed intangible assets	(47,184)	(51,496)
Other	—	(521)

Tier 1 capital (as defined)	461,109	437,442
Add: Allowable Tier 2 capital
Allowance for loan losses	45,039	45,224
Qualifying subordinated debt	—	20,000

Total capital (as defined)	$506,148	$502,666

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

16. Regulatory Matters (continued)

To be considered adequately capitalized (as defined) under the current regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 capital to total average assets and Tier 1 capital to risk-weighted assets ratios of 4%, and a total capital to risk-weighted assets ratio of 8%. Based on the actual capital amounts and ratios shown in the prior table, the Bank’s ratios place it in the well capitalized (as defined) capital category under the current regulatory framework for prompt corrective action. The minimum required capital amounts and ratios for the well capitalized category are summarized as follows (dollar amounts in thousands):

	At December 31, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$257,838	5%	$485,013	9.41%
Tier 1 capital (to risk-weighted assets)	228,136	6%	485,013	12.76%
Total capital (to risk-weighted assets)	380,227	10%	532,769	14.01%

	At December 31, 2009
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$231,197	5%	$461,109	9.97%
Tier 1 capital (to risk-weighted assets)	216,018	6%	461,109	12.81%
Total capital (to risk-weighted assets)	360,030	10%	506,148	14.06%

Pursuant to the net capital requirements of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At December 31, 2010, FSC had net capital of $51.7 million; the minimum net capital requirement was $3.5 million; net capital maintained by FSC at December 31, 2010 was 30% of aggregate debits; and net capital in excess of the minimum requirement at December 31, 2010 was $48.2 million.

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the United States Department of Housing and Urban Development (“HUD”). PrimeLending determines its compliance with the minimum net worth requirements on an annual basis. As of December 31, 2010, PrimeLending was required to have net worth of $1.0 million. PrimeLending’s adjusted net worth as defined by the Consolidated Audit Guide for Audits of HUD Programs was $54.1 million as of December 31, 2010, resulting in adjusted net worth above the required amount of $53.1 million.

17. Shareholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2010, approximately $55.2 million of retained earnings was available for dividend declaration without prior regulatory approval.

Our participation in the TARP Capital Purchase Program limits the per share amount of dividends we may pay without the consent of the U.S. Treasury. Please see Note 24 for additional details.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

18. Assets Segregated for Regulatory Purposes

FSC was not required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 of the Exchange Act at December 31, 2010 or 2009. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2010 or 2009.

19. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Receivables
Securities borrowed	$34,495	$73,139
Securities failed to deliver	4,287	6,110
Clearing organizations	6,926	3,275
Due from dealers	60	190

	$45,768	$82,714

Payables
Securities loaned	$39,660	$86,207
Correspondents	24,171	17,370
Securities failed to receive	1,140	4,433
Clearing organizations	661	262

	$65,632	$108,272

20. Cash and Due from Banks

Cash and due from banks consisted of the following:

	At December 31,
	2010	2009
Cash on hand	$19,896	$18,525
Clearings and collection items	44,032	44,576
Deposits at Federal Reserve Bank	170,996	30,499
Deposits at Federal Home Loan Bank	1,524	1,670
Deposits in FDIC-insured institutions under $100,000, individually	497	442
Deposits in FDIC-insured institutions over $100,000	95,263	52,611

	$332,208	$148,323

The amounts above include interest-bearing deposits of $260.3 million and $64.5 million at December 31, 2010 and 2009, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2010 and 2009.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

21. Fair Value Measurements

Fair Value Measurements and Disclosures

The Fair Value Measurements and Disclosures Topic of the ASC (the “Fair Value Topic”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Fair Value Topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Fair Value Topic assumes that transactions upon which fair value measurements are based occur in the principal market for the asset or liability being measured. Further, fair value measurements made under the Fair Value Topic exclude transaction costs and are not the result of forced transactions.

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

At December 31, 2010, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $476.4 million, while the unpaid principal balance of those loans was $465.3 million. At December 31, 2009, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $430.8 million, while the unpaid principal balance of those loans was $419.5 million. The fair value excludes interest, which is reported as interest income on loans in the income statement.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

21. Fair Value Measurements (continued)

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

Securities Available for Sale—Most securities available for sale are reported at fair value using Level 2 inputs. PlainsCapital obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the financial instruments’ terms and conditions, among other things. At December 31, 2010, the Bank holds auction rate bonds purchased as a result of the First Southwest acquisition. The estimated fair value of the auction rate securities was determined by a third-party valuation specialist using Level 3 inputs, primarily due to the lack of observable market data. Inputs for the valuation were developed using terms of the auction rate securities, market interest rates, asset appropriate credit transition matrices and recovery rates, and assumptions regarding the term to maturity of the auction rate securities.

The following table reconciles the beginning and ending balances of assets measured at fair value using Level 3 inputs (in thousands).

	Collateralized Mortgage Obligations	States and Political Subdivisions	Auction Rate Bonds	Total
Balance, January 1, 2010	$—	$3,839	$44,554	$48,393
Unrealized losses in other comprehensive income, net	—	—	(415)	(415)
Transfers to Level 2	(35,280)	(3,839)	—	(39,119)
Purchases, issuances and settlements, net	35,280	—	(21,685)	13,595

Balance, December 31, 2010	$—	$—	$22,454	$22,454

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

21. Fair Value Measurements (continued)

Derivatives – Derivatives are reported at fair value using Level 2 inputs. PlainsCapital uses dealer quotes to determine the fair value of interest rate swaps used to hedge time deposits and certain customer contracts. PrimeLending uses dealer quotes to value forward purchase commitments executed for both hedging and non-hedging purposes. PrimeLending also issues IRLCs to its customers that it values based on the change in the fair value of the underlying mortgage loan from inception of the IRLC to the balance sheet date. PrimeLending determines the value of the underlying mortgage loan as discussed in “Loans Held for Sale”, above.

The following table presents information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	At December 31, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans held for sale	$—	$476,442	$—	$476,442
Securities available for sale	—	590,782	22,454	613,236
Trading securities	—	18,931	—	18,931
Derivative assets	—	4,107	—	4,107
Time deposits	—	1,100	—	1,100
Trading liabilities	—	4,944	—	4,944
Derivative liabilities	—	317	—	317

The following table presents the changes in fair value for instruments that are reported at fair value under an election under the Fair Value Option (in thousands).

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Year Ended December 31, 2010			Year Ended December 31, 2009
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$(187)	$—	$(187)	$7,169	$—	$7,169
Time deposits	—	(17)	(17)	—	(99)	(99)

PlainsCapital also determines the fair value of certain assets and liabilities on a non-recurring basis. For example, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans—PlainsCapital reports impaired loans at fair value through charges against the allowance for loan losses. PlainsCapital determines fair value using Level 2 inputs consisting of observable loss experience for similar loans. At December 31, 2010, loans with a carrying amount of $32.0 million had been reduced by charges to the allowance for loan losses of $8.8 million, resulting in a reported fair value of $23.2 million.

Other Real Estate Owned—PlainsCapital reports other real estate owned at fair value through use of valuation allowances that are charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation allowances are charged against earnings. PlainsCapital determines fair value using Level 2 inputs consisting of independent appraisals. At December 31, 2010, the estimated fair value of other real estate owned was $24.0 million.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

21. Fair Value Measurements (continued)

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. The methods for determining estimated fair value for financial assets and liabilities measured at fair value on a recurring or non-recurring basis are discussed above. For other financial assets and liabilities, PlainsCapital utilizes quoted market prices, if available, to estimate the fair value of financial instruments. Because no quoted market prices exist for a significant portion of PlainsCapital’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows, and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current transaction. Further, as it is management’s intent to hold a significant portion of its financial instruments to maturity, it is not probable that the fair values shown below will be realized in a current transaction.

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

21. Fair Value Measurements (continued)

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

The estimated fair values of PlainsCapital’s financial instruments are shown below (in thousands):

	At December 31, 2010		At December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and short-term investments	$486,709	$486,709	$160,318	$160,318
Loans held for sale	477,711	477,711	432,202	432,202
Securities	865,080	860,897	545,737	546,611
Loans, net	3,073,001	3,116,532	3,019,677	3,053,759
Broker-dealer and clearing organization receivables	45,768	45,768	82,714	82,714

Fee award receivable	19,222	19,222	20,504	20,504
Cash surrender value of life insurance policies	22,410	22,410	21,379	21,379
Interest rate swaps and IRLCs	4,107	4,107	1,851	1,851
Accrued interest receivable	16,615	16,615	15,876	15,876

Financial liabilities
Deposits	3,918,459	3,924,188	3,278,039	3,285,796
Broker-dealer and clearing organization payables	65,632	65,632	108,272	108,272
Other trading liabilities	4,944	4,944	3,019	3,019
Short-term borrowings	582,134	582,134	488,078	488,078
Debt	130,788	130,788	135,562	135,562

Forward purchase commitments	317	317	(271)	(271)
Accrued interest payable	5,949	5,949	5,661	5,661

The deferred income amounts arising from unrecognized financial instruments are not significant. These financial instruments also have contractual interest rates at or above current market rates. Therefore, no fair value disclosure is provided for these items.

22. Derivative Financial Instruments

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

22. Derivative Financial Instruments (continued)

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 21, PrimeLending has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides PrimeLending the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. PrimeLending provides IRLCs to its customers and executes forward purchase commitments to sell mortgage loans. The fair values of both IRLCs and purchase commitments are recorded in other assets or other liabilities, as appropriate. Changes in the fair values of these derivative instruments produced net losses of approximately $5.4 million and $1.5 million for the years ended December 31, 2010 and 2009. The net losses were recorded as a component of gain on sale of loans.

Year-end derivative positions are presented in the following table (in thousands):

	At December 31, 2010		At December 31, 2009
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging derivative instruments
IRLCs	$442,270	$274	$256,285	$(511)
Interest rate swaps	1,969	129	9,469	(1)
Forward purchase commitments	436,241	3,387	200,467	2,634

The Bank recorded unrealized gains (losses), net of reclassifications adjustments, on the swaps designated as cash flow hedges in other comprehensive income as shown in the following table (in thousands).

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	(126)	44	(82)	(19)	7	(12)

Other comprehensive income (loss)	$(126)	$44	$(82)	$(19)	$7	$(12)

Over the next twelve months, the Bank estimates that the remaining unrealized after-tax gains, approximately $45,000, will be reclassified from other comprehensive income into interest income, representing the earnings volatility that is avoided by using the interest rate swaps.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

23. Other Noninterest Income and Expense

The following tables show the components of other noninterest income and expense for the years ended December 31, 2010, 2009 and 2008 (in thousands).

	2010	2009	2008
Other noninterest income
Earnings on/increase in cash surrender value of life insurance	$961	$665	$795
Income and fees from automated teller machines	1,239	937	844
Revenue from check and stored value cards	1,819	1,677	1,557
Revenue from letters of credit	661	409	299
Net gain from trading securities portfolio	1,656	971	—
Joint venture gains (losses)	(1,853)	(2,558)	164
Settlement of outstanding claims	—	3,075	—
Other	1,632	1,262	1,296

	$6,115	$6,438	$4,955

Other noninterest expense
Marketing	$13,239	$11,780	$9,036
Data processing	6,652	5,001	2,491
Printing, stationery and supplies	3,547	3,135	1,404
Funding fees	6,396	4,130	1,785
Unreimbursed loan closing costs	14,144	3,241	1,666
Tax service fee	2,657	2,497	782
Other	29,759	24,954	11,944

	$76,394	$54,738	$29,108

24. Preferred Stock

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

Both Series A Preferred Stock and Series B Preferred Stock qualify as Tier 1 capital for regulatory capital purposes. Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum until February 15, 2014 and 9% per annum thereafter. Series B Preferred Stock pays cumulative dividends at a rate of 9% per annum. Dividends paid on preferred stock for the year ended December 31, 2010 were $4.8 million.

PlainsCapital’s participation in the TARP Capital Purchase Program subjects us to a number of restrictions. As long as shares of the Series A Preferred Stock and Series B Preferred Stock remain outstanding, we may not pay

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

24. Preferred Stock (continued)

dividends to our common shareholders unless all accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock have been paid in full. Furthermore, prior to December 19, 2011, unless we have redeemed all of the Series A Preferred Stock and Series B Preferred Stock, the consent of the U.S. Treasury will be required to, among other things, increase the amount of dividends paid on our common stock. After December 19, 2011 and thereafter until December 19, 2018, the consent of the U.S. Treasury (if it then holds any of our Series A Preferred Stock and Series B Preferred Stock) will be required for any increase in the aggregate common stock dividends per share greater than 3% per annum.

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

On and after February 15, 2012, PlainsCapital may, at its option, subject to prior regulatory approval, redeem shares of Series A Preferred Stock and Series B Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends up to but excluding the redemption date. Prior to February 15, 2012, PlainsCapital may be allowed to redeem shares of Series A Preferred Stock and Series B Preferred Stock under terms and conditions to be determined by the Secretary of the Treasury, in consultation with the Board of Governors of the Federal Reserve System. Regardless of the timing of any redemption, PlainsCapital may not redeem Series B Preferred Stock until such time as all Series A Preferred Stock has been redeemed.

25. Segment and Related Information

PlainsCapital has three reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank. The operations of PrimeLending comprise the mortgage origination segment. The financial advisory segment is composed of Hester Capital and First Southwest.

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

25. Segment and Related Information (continued)

The following tables present information about the revenues, operating results and assets of PlainsCapital’s reportable segments (in thousands).

Income Statement Data

	Year Ended December 31, 2010
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$211,751	$24,063	$12,096	$(29,485)	$218,425
Interest expense	36,245	45,854	3,233	(46,607)	38,725

Net interest income (expense)	175,506	(21,791)	8,863	17,122	179,700
Provision for loan losses	82,592	634	—	—	83,226
Noninterest income	37,464	309,298	103,075	(17,654)	432,183
Noninterest expense	114,574	262,801	103,275	(604)	480,046

Income before taxes	15,804	24,072	8,663	72	48,611
Income tax provision	5,018	7,643	2,751	—	15,412

Consolidated net income	10,786	16,429	5,912	72	33,199
Less: net income attributable to noncontrolling interest	—	507	283	—	790

Net income attributable to PlainsCapital Corporation	$10,786	$15,922	$5,629	$72	$32,409

Balance Sheet Data

	December 31, 2010
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$329,300	$79,428	$4,420	$(80,940)	$332,208
Loans held for sale	1,269	476,442	—	—	477,711
Securities	846,149	—	18,931	—	865,080
Loans, net	3,275,433	2,305	286,661	(491,398)	3,073,001
Broker-dealer and clearing organization receivables	—	—	45,768	—	45,768
Investment in subsidiaries	240,664	—	—	(240,664)	—
Goodwill and other intangible assets, net	7,862	23,706	17,753	—	49,321
Other assets	280,277	22,269	129,087	41,932	473,565

Total assets	$4,980,954	$604,150	$502,620	$(771,070)	$5,316,654

Deposits	$3,954,711	$—	$79,770	$(116,022)	$3,918,459
Broker-dealer and clearing organization payables	—	—	65,632	—	65,632
Short-term borrowings	404,541	—	177,593	—	582,134
Notes payable	39,220	453,449	18,492	(447,385)	63,776
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	41,998	61,558	77,916	(9,107)	172,365
PlainsCapital Corporation shareholders’ equity	540,484	88,796	83,217	(266,006)	446,491
Noncontrolling interest	—	347	—	438	785

Total liabilities and shareholders’ equity	$4,980,954	$604,150	$502,620	$(771,070)	$5,316,654

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

25. Segment and Related Information (continued)

Income Statement Data

	Year Ended December 31, 2009
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$197,446	$16,142	$8,563	$(19,328)	$202,823
Interest expense	40,266	23,190	3,567	(24,559)	42,464

Net interest income (expense)	157,180	(7,048)	4,996	5,231	160,359
Provision for loan losses	66,673	—	—	—	66,673
Noninterest income	22,685	219,107	98,944	(5,828)	334,908
Noninterest expense	101,949	184,580	96,327	(665)	382,191

Income before taxes	11,243	27,479	7,613	68	46,403
Income tax provision	3,605	8,809	2,441	—	14,855

Consolidated net income	7,638	18,670	5,172	68	31,548
Less: net income attributable to noncontrolling interest	—	—	220	—	220

Net income attributable to PlainsCapital Corporation	$7,638	$18,670	$4,952	$68	$31,328

Balance Sheet Data

	December 31, 2009
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$139,579	$42,593	$11,017	$(44,866)	$148,323
Loans held for sale	1,442	430,760	—	—	432,202
Securities	521,554	—	24,183	—	545,737
Loans, net	3,296,336	—	154,123	(430,782)	3,019,677
Broker-dealer and clearing organization receivables	—	—	82,714	—	82,714
Investment in subsidiaries	226,297	—	—	(226,297)	—
Goodwill and other intangible assets, net	7,871	23,706	19,919	—	51,496
Other assets	198,927	14,626	45,254	31,813	290,620

Total assets	$4,392,006	$511,685	$337,210	$(670,132)	$4,570,769

Deposits	$3,274,900	$—	$64,911	$(61,772)	$3,278,039
Broker-dealer and clearing organization payables	—	—	108,272	—	108,272
Short-term borrowings	488,078	—	—	—	488,078
Notes payable	68,511	407,430	22,329	(429,720)	68,550
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	42,297	38,529	66,276	(10,443)	136,659
PlainsCapital Corporation shareholders’ equity	518,220	65,677	75,422	(236,819)	422,500
Noncontrolling interest	—	49	—	1,610	1,659

Total liabilities and shareholders’ equity	$4,392,006	$511,685	$337,210	$(670,132)	$4,570,769

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

25. Segment and Related Information (continued)

Income Statement Data

	Year Ended December 31, 2008
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$196,715	$5,521	$21	$(8,865)	$193,392
Interest expense	70,281	4,593	178	(8,983)	66,069

Net interest income (expense)	126,434	928	(157)	118	127,323
Provision for loan losses	22,818	—	—	—	22,818
Noninterest income	20,505	93,257	6,076	(772)	119,066
Noninterest expense	93,820	87,275	5,611	(723)	185,983

Income before taxes	30,301	6,910	308	69	37,588
Income tax provision	10,521	2,399	107	—	13,027

Consolidated net income	19,780	4,511	201	69	24,561
Less: net income attributable to noncontrolling interest	—	—	437	—	437

Net income attributable to PlainsCapital Corporation	$19,780	$4,511	$(236)	$69	$24,124

Balance Sheet Data

	December 31, 2008
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$93,190	$9,344	$5,554	$(15,303)	$92,785
Loans held for sale	6,605	192,261	—	—	198,866
Securities	383,766	—	1,561	—	385,327
Loans, net	3,000,914	—	125,522	(201,489)	2,924,947
Broker-dealer and clearing organization receivables	—	—	45,331	—	45,331
Investment in subsidiaries	219,942	—	—	(219,942)	—
Goodwill and other intangible assets, net	7,944	24,312	4,312	—	36,568
Other assets	179,086	8,655	218,226	(137,795)	268,172

Total assets	$3,891,447	$234,572	$400,506	$(574,529)	$3,951,996

Deposits	$2,870,304	$—	$82,079	$(26,284)	$2,926,099
Broker-dealer and clearing organization payables	—	—	59,203	—	59,203
Short-term borrowings	223,376	—	36,500	—	259,876
Notes payable	102,666	182,061	124,217	(257,930)	151,014
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	197,544	14,598	31,730	(156,604)	87,268
PlainsCapital Corporation shareholders’ equity	497,557	37,913	66,777	(202,432)	399,815
Noncontrolling interest	—	—	—	1,709	1,709

Total liabilities and shareholders’ equity	$3,891,447	$234,572	$400,506	$(574,529)	$3,951,996

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

26. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share data).

	2010	2009	2008
Income applicable to PlainsCapital Corporation common shareholders	$26,840	$25,624	$24,124
Less: income applicable to participating securities	976	953	—

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$25,864	$24,671	$24,124

Weighted-average shares outstanding	32,664,310	32,467,038	26,117,934
Less: participating securities included in weighted-average shares outstanding	1,187,635	1,207,043	—

Weighted-average shares outstanding for basic earnings per common share	31,476,675	31,259,995	26,117,934

Basic earnings per common share	$0.82	$0.79	$0.92

Income applicable to PlainsCapital Corporation common shareholders	$26,840	$25,624	$24,124

Weighted-average shares outstanding	31,476,675	31,259,995	26,117,934
Dilutive effect of contingently issuable shares due to First Southwest acquisition	1,722,152	1,698,840	4,650
Dilutive effect of stock options and non-vested stock awards	273,201	394,023	133,581

Weighted-average shares outstanding for diluted earnings per common share	33,472,028	33,352,858	26,256,165

Diluted earnings per common share	$0.80	$0.77	$0.92

PlainsCapital uses the two-class method prescribed by the Earnings per Share Topic of the ASC to compute earnings per common share. Participating securities include non-vested restricted stock and shares of PlainsCapital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition. In 2010, we adjusted the calculation of weighted-average shares outstanding under the two-class method. The adjustments did not have a material impact on reported earnings per share. PlainsCapital has retrospectively adjusted previously reported share and per share amounts to reflect the changes in the calculation of weighted-average shares outstanding for all periods presented.

The weighted-average shares outstanding used to compute diluted earnings per common share do not include outstanding options of 160,959, 180,489 and 99,150 for the years ended 2010, 2009 and 2008, respectively. The exercise price of the excluded options exceeded the estimated average market price of PlainsCapital stock in the years shown. Accordingly, the assumed exercise of the excluded options would have been antidilutive.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

27. Condensed Financial Statements of PlainsCapital

Condensed financial statements of PlainsCapital (parent only) follow (in thousands). Investments in subsidiaries are determined using the equity method of accounting.

Condensed Statements of Income

	Years Ended December 31,
	2010	2009	2008
Income
Dividend income
From banks	$30,000	$30,500	$20,000
From nonbanks	73	85	127
Interest and other income	175	166	399

Total income	30,248	30,751	20,526

Expense
Interest expense	4,522	4,722	6,339
Salaries and employee benefits	10,517	8,050	8,227
Other	9,319	9,853	5,278

Total expense	24,358	22,625	19,844

Income before income taxes and equity in net earnings of subsidiaries	5,890	8,126	682
Income tax benefit	(7,015)	(8,641)	(6,718)
Equity in net earnings of subsidiaries	19,504	14,561	16,724

Net income	$32,409	$31,328	$24,124

Condensed Balance Sheets

	December 31,
	2010	2009
Assets
Cash and due from banks	$5,660	$2,414
Investment in subsidiaries	540,937	520,004
Premises and equipment, net	7,013	7,343
Other assets	18,813	13,851

Total assets	$572,423	$543,612

Balances due to subsidiaries	$73,199	$68,169
Notes payable	47,937	48,650
Other liabilities	4,796	4,293
Shareholders’ equity	446,491	422,500

Total liabilities and shareholders’ equity	$572,423	$543,612

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

27. Condensed Financial Statements of PlainsCapital (continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Operating activities
Net income	$32,409	$31,328	$24,124
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net earnings of subsidiaries	(19,504)	(14,561)	(16,724)
Other, net	3,669	(942)	(2,725)

Net cash provided by operating activities	16,574	15,825	4,675

Investing activities
Payments for investments in and advances to subsidiaries	(1,065)	(200)	(115,295)
Repayment of investments in and advances to subsidiaries	120	498	2,058
Other, net	(913)	(5,734)	1,436

Net cash used in investing activities	(1,858)	(5,436)	(111,801)

Financing activities
Proceeds from junior subordinated debentures	—	—	15,464
Proceeds from notes payable	3,700	6,350	20,150
Payments on notes payable	(4,413)	(7,850)	(8,500)
Proceeds from sale of preferred stock	—	—	87,631
Proceeds from sale of common stock	463	227	258
Dividends paid	(11,573)	(11,088)	(5,313)
Other, net	353	394	442

Net cash provided by (used in) financing activities	(11,470)	(11,967)	110,132

Net increase (decrease) in cash annd cash equivalents	3,246	(1,578)	3,006
Cash and cash equivalents at beginning of year	2,414	3,992	986

Cash and cash equivalents at end of year	$5,660	$2,414	$3,992

28. Recently Issued Accounting Standards

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

28. Recently Issued Accounting Standards (continued)

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

The Improved Fair Value Disclosure Amendment also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities, rather than major category, and that valuation techniques and inputs used to measure fair value on a recurring or nonrecurring basis should be provided for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The Improved Fair Value Disclosure Amendment became effective for PlainsCapital on January 1, 2010, except for the provisions relating to gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy, which become effective January 1, 2011. The adoption of the Improved Fair Value Disclosure Amendment did not have a significant effect on PlainsCapital’s financial position, results of operations or cash flows. PlainsCapital has included the disclosures required by the Improved Fair Value Disclosure Amendment in Note 21.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB amended the Receivables Topic of the ASC to require entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. These amendments to the Receivables Topic became effective for PlainsCapital as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

28. Recently Issued Accounting Standards (continued)

to activity during a reporting period will become effective January 1, 2011. PlainsCapital has included the required disclosures regarding credit quality of financing receivables and the allowance for credit losses in Note 3.

29. Consolidated Interim Financial Information (Unaudited)

The following tables present unaudited consolidated interim financial information for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	Year Ended December 31, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Full Year
Interest income	$53,948	$56,117	$56,052	$52,308	$218,425
Interest expense	9,426	9,914	9,750	9,635	38,725

Net interest income	44,522	46,203	46,302	42,673	179,700
Provision for loan losses	29,577	20,449	10,245	22,955	83,226
Noninterest income	133,157	121,398	102,196	75,432	432,183
Noninterest expense	141,973	128,973	116,281	92,819	480,046

Income before taxes	6,129	18,179	21,972	2,331	48,611
Income tax provision (benefit)	(84)	7,900	7,016	580	15,412

Net income	6,213	10,279	14,956	1,751	33,199
Less: Net income attributable to noncontrolling interest	218	202	305	65	790

Net income attributable to PlainsCapital Corporation	$5,995	$10,077	$14,651	$1,686	$32,409

Earnings (loss) per common share
Basic	$0.14	$0.27	$0.40	$0.01	$0.82
Diluted	0.13	0.26	0.40	0.01	$0.80

	Year Ended December 31, 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Full Year
Interest income	$52,877	$51,440	$50,872	$47,634	$202,823
Interest expense	10,472	10,830	9,885	11,277	42,464

Net interest income	42,405	40,610	40,987	36,357	160,359
Provision for loan losses	27,600	14,310	10,750	14,013	66,673
Noninterest income	86,488	86,389	91,465	70,566	334,908
Noninterest expense	110,649	97,339	96,939	77,264	382,191

Income (loss) before taxes	(9,356)	15,350	24,763	15,646	46,403
Income tax provision (benefit)	(5,029)	5,598	8,666	5,620	14,855

Net income (loss)	(4,327)	9,752	16,097	10,026	31,548
Less: Net income attributable to noncontrolling interest	94	70	33	23	220

Net income (loss) attributable to PlainsCapital Corporation	$(4,421)	$9,682	$16,064	$10,003	$31,328

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

29. Consolidated Interim Financial Information (Unaudited) (continued)

The income tax benefit reported in the fourth quarter of 2010 includes a tax benefit of $2.0 million. The tax benefit resulted from reconciling and adjusting our deferred tax accounts to cumulative book-tax basis differences in various assets and liabilities. The tax benefit related primarily to our lease financing business. The effects of the total benefit primarily related to years prior to 2008 and were not material to the financial position, results of operations or cash flows of PlainsCapital in any previously reported year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2010.

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

PLAINSCAPITAL CORPORATION

Date: March 22, 2011	By:	/s/ ALAN B. WHITE
	Name:	Alan B. White
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/S/ ALAN B. WHITE Alan B. White	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2011

/S/ JOHN A. MARTIN John A. Martin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2011

/S/ JEFF ISOM Jeff Isom	Executive Vice President of Finance and Accounting (Principal Accounting Officer)	March 22, 2011

* Charlotte Jones Anderson	Director	March 22, 2011

* Tracy A. Bolt	Director	March 22, 2011

* Hill A. Feinberg	Director	March 22, 2011

* Lee Lewis	Director	March 22, 2011

* Andrew J. Littlefair	Director	March 22, 2011

* Michael T. McGuire	Director	March 22, 2011

* A. Haag Sherman	Director	March 22, 2011

* Robert Taylor, Jr.	Director	March 22, 2011

*By:	/S/ ALAN B. WHITE
Alan B. White
Attorney-in-Fact

Exhibit Index

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
3.1	–	Third Amended and Restated Certificate of Formation of PlainsCapital Corporation.		10-Q	000-53629	3.1	10/21/09

3.2	–	Amended and Restated Bylaws of PlainsCapital Corporation.		8-K	000-53629	3.1	08/31/09

4.1	–	Letter Agreement and Securities Purchase Agreement—Standard Terms incorporated therein, dated as of December 19, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and the United States Department of the Treasury.		10	000-53629	4.1	04/17/09

4.2	–	Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.2	04/17/09

4.3	–	First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.3	04/17/09

4.4	–	Indenture, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association.		10	000-53629	4.4	04/17/09

4.5	–	First Supplemental Indenture, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.5	04/17/09

4.6	–	Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of August 7, 2006, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.6	04/17/09

4.7	–	Guarantee Agreement, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association, as trustee.		10	000-53629	4.7	04/17/09

4.8	–	First Amendment to Guarantee Agreement, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.8	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
4.9	–	Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.9	04/17/09

4.10	–	Indenture, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.10	04/17/09

4.11	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of March 26, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.11	04/17/09

4.12	–	Guarantee Agreement, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.12	04/17/09

4.13	–	Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.13	04/17/09

4.14	–	Indenture, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.14	04/17/09

4.15	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of September 17, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.15	04/17/09

4.16	–	Guarantee Agreement, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.16	04/17/09

4.17	–	Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, and Alan B. White, DeWayne Pierce, and Jeff Isom, as Administrative Trustees.		10	000-53629	4.17	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
4.18	–	Junior Subordinated Indenture, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.18	04/17/09

4.19	–	PlainsCapital Corporation (f/k/a Plains Capital Corporation) Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by PlainsCapital Corporation in favor of Wells Fargo Bank, N.A., as trustee of the PCC Statutory Trust IV.		10	000-53629	4.19	04/17/09

4.20	–	Guarantee Agreement, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.20	04/17/09

4.21	–	Registration Rights Agreement, dated as of December 31, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg, as Stockholders’ Representative.		10/A	000-53629	4.21	06/26/09

10.1	–	Agreement and Plan of Merger, dated as of November 7, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.1	04/17/09

10.2	–	First Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.2	04/17/09

10.3	–	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.3	04/17/09

10.4*	–	Amended and Restated Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.4	04/17/09

10.5*	–	First Amendment to Amended and Restated Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.5	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.6*	–	Employment Agreement, effective as of December 31, 2008, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.6	04/17/09

10.7*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.7	04/17/09

10.8*	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.8	04/17/09

10.9*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.9	04/17/09

10.10*	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.10	04/17/09

10.11*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.11	04/17/09

10.12*	–	Employment Agreement, dated as of December 18, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.1	07/08/09

10.13*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.2	07/08/09

10.14*	–	Second Amendment to Employment Agreement, dated as of November 15, 2010, between W. Allen Custard III and PlainsCapital Corporation.		8-K	000-53629	10.5	11/16/10

10.15*	–	Employment Agreement, dated as of April 1, 2010, between PlainsCapital Corporation and Roseanna McGill.		8-K	000-53629	10.1	03/23/10

10.16*	–	First Amendment to Employment Agreement, dated as of November 15, 2010, between Roseanna McGill and PlainsCapital Corporation.		8-K	000-53629	10.6	11/16/10

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.17*	–	Employment Agreement, dated as of January 1, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.1	11/16/10

10.18*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.2	11/16/10

10.19*	–	Second Amendment to Employment Agreement, dated as of November 15, 2010, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.3	11/16/10

10.20*	–	Employment Agreement, dated as of November 15, 2010, between John A. Martin and PlainsCapital Corporation.		8-K	000-53629	10.4	11/16/10

10.21*		Employment Agreement, dated as of April 1, 2010, between Todd Salmans and PlainsCapital Corporation.	X

10.22*	–	Plains Capital Corporation Incentive Stock Option Plan, dated October 16, 1996 (the “1996 Incentive Stock Option Plan”).		10	000-53629	10.12	04/17/09

10.23*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 1998 (the “1998 Incentive Stock Option Plan”).		10	000-53629	10.13	04/17/09

10.24*	–	Plains Capital Corporation Incentive Stock Option Plan, dated April 18, 2001 (the “2001 Incentive Stock Option Plan”).		10	000-53629	10.14	04/17/09

10.25*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 2003 (the “2003 Incentive Stock Option Plan”).		10	000-53629	10.15	04/17/09

10.26*	–	Plains Capital Corporation 2005 Incentive Stock Option Plan, dated April 20, 2005.		10	000-53629	10.16	04/17/09

10.27*	–	Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008.		10	000-53629	10.17	04/17/09

10.28*	–	PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	08/31/09

10.29*	–	PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.2	03/23/10

10.30*	–	PNB Financial Bank Supplemental Executive Pension Plan, effective as of January 1, 2008.		10	000-53629	10.18	04/17/09

10.31*	–	First Amendment to PlainsCapital Bank Supplemental Executive Pension Plan, effective as of March 19, 2009.		10	000-53629	10.19	04/17/09

10.32*	–	Plains Capital Corporation Employee Stock Ownership Plan, effective January 1, 2004 and as amended and restated as of January 1, 2006.		10	000-53629	10.20	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.33*	–	First Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, effective as of January 1, 2007.		10	000-53629	10.21	04/17/09

10.34*	–	Second Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, dated as of December 1, 2008.		10	000-53629	10.22	04/17/09

10.35*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Isom, Schaffner and White on December 17, 2008.		10	000-53629	10.23	04/17/09

10.36*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Custard and Feinberg, effective as of December 31, 2008.		10	000-53629	10.24	04/17/09

10.37*	–	Form of Stock Option Agreement under the 1996 Incentive Stock Option Plan.		10	000-53629	10.25	04/17/09

10.38*	–	Form of Stock Option Agreement under the 1998 Incentive Stock Option Plan.		10	000-53629	10.26	04/17/09

10.39*	–	Form of Stock Option Agreement under the 2001 Incentive Stock Option Plan.		10	000-53629	10.27	04/17/09

10.40*	–	Form of Stock Option Agreement under the 2003 Incentive Stock Option Plan.		10	000-53629	10.28	04/17/09

10.41*	–	Form of Stock Option Agreement under the PlainsCapital Corporation 2005 Incentive Stock Option Plan.		10	000-53629	10.29	04/17/09

10.42*	–	Form of Stock Option Agreement under the Amended and Restated PlainsCapital Corporation 2007 Nonqualified and Incentive Stock Option Plan.		10	000-53629	10.30	04/17/09

10.43*	–	Form of Restricted Stock Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.3	03/23/10

10.44*	–	Form of Restricted Stock Unit Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.4	03/23/10

10.45	–	Amended and Restated Subordinate Credit Agreement, dated as of December 19, 2007, between JP Morgan Chase Bank, N.A. and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.31	04/17/09

10.46	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.32	10/21/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.47	–	Third Amended and Restated Subordinate Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.33	10/21/09

10.48	–	Amended and Restated Loan Agreement, dated as of October 1, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.33	04/17/09

10.49	–	First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2002, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.34	04/17/09

10.50	–	Second Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.35	04/17/09

10.51	–	Third Amendment to Amended and Restated Loan Agreement, dated as of June 1, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.36	04/17/09

10.52	–	Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 21, 2005, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.37	04/17/09

10.53	–	Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 16, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.38	04/17/09

10.54	–	Sixth Amendment to Amended and Restated Loan Agreement, dated as of December 19, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.39	04/17/09

10.55	–	Seventh Amendment to Amended and Restated Loan Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.41	10/21/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.56	–	Eighth Amendment to Amended and Restated Loan Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	04/29/10

10.57	–	Ninth Amendment to Amended and Restated Loan Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/05/10

10.58	–	Tenth Amendment to Amended and Restated Loan Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.1	01/25/11

10.59	–	Commercial Pledge and Security Agreement, dated as of November 1, 2000, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) for the benefit of JPMorgan Chase Bank, NA (f/k/a Bank One, Texas N.A.).		10	000-53629	10.40	04/17/09

10.60	–	Fifth Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	08/05/10

10.61	–	Loan Agreement, dated as of September 22, 2004, between JPMorgan Chase Bank, NA (f/k/a Bank One, NA) and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.42	04/17/09

10.62	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.45	10/21/09

10.63	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.6	08/05/10

10.64	–	Second Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.7	08/05/10

10.65	–	Loan Agreement, dated as of October 27, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.44	04/17/09

10.66	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.48	10/21/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.67	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.8	08/05/10

10.68	–	Fourth Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.9	08/05/10

10.69	–	Credit Agreement, dated as of October 13, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, N.A.		10	000-53629	10.47	04/17/09

10.70	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.51	10/21/09

10.71	–	Modification Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.2	04/29/10

10.72	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.3	08/05/10

10.73	–	Modification Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	01/25/11

10.74	–	Third Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.4	08/05/10

10.75	–	Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.5	08/05/10

10.76	–	Office Lease, dated as of February 7, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.49	04/17/09

10.77	–	First Amendment to Office Lease, dated as of April 3, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.50	04/17/09

10.78	–	Second Amendment to Office Lease, dated as of November 14, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and H/H Victory Holdings, L.P.		10	000-53629	10.51	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.79	–	Waiver Letter, dated as of October 16, 2009, from JPMorgan Chase Bank, NA to PlainsCapital Corporation.		10-Q	000-53629	10.59	10/21/09

10.80	–	Waiver Letter, dated as of November 8, 2010, from JPMorgan Chase Bank, NA to PlainsCapital Corporation.		10-Q	000-53629	10.71	11/09/10

21.1	–	Subsidiaries of PlainsCapital Corporation.	X

23.1	–	Consent of Independent Registered Public Accounting Firm.	X

24.1	–	Power of Attorney.	X

31.1	–	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	–	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1	–	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.	X

99.2	–	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.	X

* Management contract or compensatory plan or arrangement.