Form 10-Q
period 2011-03-31
PLAINSCAPITAL CORP
filed 2011-05-05
CIK 822083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

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

As of May 3, 2011, there were 34,108,147 shares of the registrant’s Original Common Stock, $0.001 par value, and no shares of the registrant’s Common Stock, $0.001 par value, outstanding, including 2,473,741 shares that participate in dividends but are not defined as outstanding under generally accepted accounting principles.

PlainsCapital Corporation

Quarterly Report on Form 10-Q for the period ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PlainsCapital Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010
	(in thousands)
Assets
Cash and due from banks	$451,869	$332,208
Federal funds sold and securities purchased under agreements to resell	69,561	154,501
Assets segregated for regulatory purposes	13,000	—
Loans held for sale	482,627	477,711
Securities
Held to maturity, fair market value $200,631 and $228,730, respectively	196,270	232,913
Available for sale, amortized cost $806,402 and $614,588, respectively	798,932	613,236
Trading, at fair market value	44,636	18,931

	1,039,838	865,080

Loans, net of unearned income	2,985,660	3,138,170
Allowance for loan losses	(65,940)	(65,169)

Loans, net	2,919,720	3,073,001

Broker-dealer and clearing organization receivables	78,325	45,768
Fee award receivable	18,910	19,222
Investment in unconsolidated subsidiaries	2,012	2,012
Premises and equipment, net	92,994	80,183
Accrued interest receivable	15,159	16,615
Other real estate owned	18,847	23,968
Goodwill, net	35,880	35,880
Other intangible assets, net	12,927	13,441
Other assets	152,695	177,064

Total assets	$5,404,364	$5,316,654

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$282,615	$256,372
Interest-bearing	3,829,575	3,662,087

Total deposits	4,112,190	3,918,459

Broker-dealer and clearing organization payables	107,987	65,632
Short-term borrowings	492,927	582,134
Capital lease obligation	11,579	11,693
Notes payable	62,195	63,776
Junior subordinated debentures	67,012	67,012
Other liabilities	101,820	160,672

Total liabilities	4,955,710	4,869,378

Commitments and contingencies

Shareholders’ equity
PlainsCapital Corporation shareholders’ equity
Preferred stock, $1.00 par value per share, authorized 50,000,000 shares;
Series A, 87,631 shares issued	84,711	84,481
Series B, 4,382 shares issued	4,688	4,712
Original Common Stock, $0.001 par value per share, authorized 50,000,000 shares; 31,866,787 and 31,780,828 shares issued, respectively	32	32
Common Stock, $0.001 par value per share, authorized 150,000,000 shares; zero shares issued	—	—
Surplus	153,774	153,289
Retained earnings	211,278	206,786
Accumulated other comprehensive loss	(4,104)	(281)

	450,379	449,019
Unearned ESOP shares (232,381 shares)	(2,528)	(2,528)

Total PlainsCapital Corporation shareholders’ equity	447,851	446,491
Noncontrolling interest	803	785

Total shareholders’ equity	448,654	447,276

Total liabilities and shareholders’ equity	$5,404,364	$5,316,654

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Income - Unaudited

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$42,204	$44,624
Securities
Taxable	4,606	3,804
Tax-exempt	2,387	2,451
Federal funds sold and securities purchased under agreements to resell	1,092	9
Interest-bearing deposits with banks	314	243
Other	1,400	1,177

Total interest income	52,003	52,308

Interest expense
Deposits	7,528	7,144
Short-term borrowings	398	778
Capital lease obligations	136	141
Notes payable	810	881
Junior subordinated debentures	621	613
Other	85	78

Total interest expense	9,578	9,635

Net interest income	42,425	42,673
Provision for loan losses	6,500	22,955

Net interest income after provision for loan losses	35,925	19,718

Noninterest income
Service charges on depositor accounts	1,842	2,118
Net realized gains on sale of securities	—	1,612
Net gains from sale of loans	44,334	32,993
Mortgage loan origination fees	17,292	14,409
Trust fees	1,006	1,073
Investment advisory fees and commissions	12,011	15,536
Securities brokerage fees and commissions	6,186	5,713
Other	2,669	1,978

Total noninterest income	85,340	75,432

Noninterest expense
Employees’ compensation and benefits	66,346	56,795
Occupancy and equipment, net	15,398	13,837
Professional services	6,046	5,791
Deposit insurance premiums	1,856	1,275
Repossession and foreclosure, net of recoveries	1,880	1,452
Other	17,515	13,610

Total noninterest expense	109,041	92,760

Income before income taxes	12,224	2,390
Income tax provision	4,508	580

Net income	7,716	1,810
Less: Net income attributable to noncontrolling interest	122	124

Net income attributable to PlainsCapital Corporation	7,594	1,686
Dividends on preferred stock and other	1,400	1,388

Income applicable to PlainsCapital Corporation common shareholders	$6,194	$298

Earnings per share
Basic	$0.19	$0.01

Diluted	$0.18	$0.01

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity - Unaudited

		PlainsCapital Corporation Shareholders
	Comprehensive	Preferred Stock		Common Stock			Retained	Accumulated Other Comprehensive	Unearned ESOP	Noncontrolling
	Income	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Interest	Total
	(Dollars in thousands)
Balance, January 1, 2010		92,013	$88,400	31,613,010	$32	$150,626	$186,743	$(300)	$(3,001)	$1,659	$424,159
Stock option plans’ activity, including compensation expense		—	—	65,706	—	303	—	—	—	—	303
Vesting of stock-based compensation		—	—	75,419	—	—	—	—	—	—	—
Stock-based compensation expense		—	—	—	—	217	—	—	—	—	217
ESOP activity		—	—	—	—	—	14	—	—	—	14
Dividends on common stock ($0.05 per share)		—	—	—	—	—	(1,697)	—	—	—	(1,697)
Dividends on preferred stock		—	—	—	—	—	(1,194)	—	—	—	(1,194)
Preferred stock discount and accretion		—	193	—	—	—	(193)	—	—	—	—
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(78)	(78)
Comprehensive income:
Net income	$1,810	—	—	—	—	—	1,686	—	—	124	1,810
Other comprehensive income (loss):
Unrealized gains on securities available for sale, net of tax of $210.4	391
Unrealized gains on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $82.9	144
Unrealized losses on customer-related cash flow hedges, net of tax of $1.6	(3)

Other comprehensive income	532	—	—	—	—	—	—	532	—	—	532

Total comprehensive income	$2,342

Balance, March 31, 2010		92,013	$88,593	31,754,135	$32	$151,146	$185,359	$232	$(3,001)	$1,705	$424,066

Balance, January 1, 2011		92,013	$89,193	31,780,828	$32	$153,289	$206,786	$(281)	$(2,528)	$785	$447,276
Stock option plans’ activity, including compensation expense		—	—	2,246	—	34	—	—	—	—	34
Vesting of stock-based compensation		—	—	83,713	—	—	—	—	—	—	—
Stock-based compensation expense		—	—	—	—	451	—	—	—	—	451
ESOP activity		—	—	—	—	—	—	—	—	—	—
Dividends on common stock ($0.05 per share)		—	—	—	—	—	(1,702)	—	—	—	(1,702)
Dividends on preferred stock		—	—	—	—	—	(1,194)	—	—	—	(1,194)
Preferred stock discount and accretion		—	206	—	—	—	(206)	—	—	—	—
Cash received from noncontrolling interest		—	—	—	—	—	—	—	—	49	49
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(153)	(153)
Comprehensive income:
Net income	$7,716	—	—	—	—	—	7,594	—	—	122	7,716
Other comprehensive income (loss):
Unrealized losses on securities available for sale, net of tax of $2137.6	(3,982)
Unrealized gains on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $103.5	193

Unrealized losses on customer-related cash flow hedges, net of tax of $17.9	(34)

Other comprehensive loss	(3,823)	—	—	—	—	—	—	(3,823)	—	—	(3,823)

Total comprehensive income	$3,893

Balance, March 31, 2011		92,013	$89,399	31,866,787	$32	$153,774	$211,278	$(4,104)	$(2,528)	$803	$448,654

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income	$7,716	$1,810
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan losses	6,500	22,955
Net losses on other real estate owned	1,460	712
Depreciation and amortization	8,584	2,630
Stock-based compensation expense	470	253
Net realized gains on sale of securities	—	(1,612)
Loss on sale of premises and equipment	5	18
Stock dividends received on securities	(7)	(16)
Deferred income taxes	5,176	(366)
Changes in prepaid FDIC assessments	1,566	1,116
Changes in assets segregated for regulatory purposes	(13,000)	—
Changes in trading securities	(25,705)	(48,761)
Changes in broker-dealer and clearing organization receivables	(32,557)	(47,176)
Changes in fee award receivable	312	320
Changes in broker-dealer and clearing organization payables	42,355	100,856
Changes in other assets	(5,313)	(38,941)
Changes in other liabilities	(59,141)	(26,385)
Net gains from sale of loans	(44,334)	(32,993)
Loans originated for sale	(1,471,560)	(1,152,337)
Proceeds from loans sold	1,536,012	1,128,959

Net cash used in operating activities	(41,461)	(88,958)

Investing Activities
Net decrease in securities purchased under resale agreements	75,402	—
Proceeds from maturities and principal reductions of securities held to maturity	9,083	23,187
Proceeds from sales, maturities and principal reductions of securities available for sale	98,256	83,689
Purchases of securities held to maturity	(1,031)	(4,911)
Purchases of securities available for sale	(265,372)	(167,760)
Net decrease in loans	144,451	31,271
Purchases of premises and equipment and other assets	(17,471)	(4,649)
Proceeds from sales of premises and equipment and other real estate owned	6,258	1,542
Net cash received (paid) for Federal Home Loan Bank and Federal Reserve Bank stock	2,164	(326)

Net cash provided by (used in) investing activities	51,740	(37,957)

Financing Activities
Net increase in deposits	193,731	67,678
Net increase (decrease) in short-term borrowings	(89,207)	122,933
Proceeds from notes payable	1,500	1,200
Payments on notes payable	(3,081)	(2,143)
Proceeds from issuance of common stock	15	267
Dividends paid	(2,896)	(2,891)
Net cash distributions to noncontrolling interest	(104)	(78)
Other, net	(114)	(106)

Net cash provided by financing activities	99,844	186,860

Net increase in cash and cash equivalents	110,123	59,945
Cash and cash equivalents at beginning of period	359,335	160,367

Cash and cash equivalents at end of period	$469,458	$220,312

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$11,482	$9,355

Income taxes	$1,090	$802

Supplemental Schedule of Noncash Activities
Conversion of loans to other real estate owned	$2,568	$4,115

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Interim Financial Statements – Unaudited

March 31, 2011

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The unaudited consolidated financial statements of PlainsCapital Corporation, a Texas corporation, and its subsidiaries (“we,” “us,” “our,” “our company,” or “PlainsCapital”) for the three month periods ended March 31, 2011 and 2010 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The consolidated interim financial statements of PlainsCapital and subsidiaries are unaudited, but in the opinion of management, contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results of the interim periods presented. The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the SEC. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 22, 2011. Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period. PlainsCapital has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

PlainsCapital also owns 100% of the outstanding common stock of PCC Statutory Trusts I, II, III and IV (the “Trusts”), which are not included in the consolidated financial statements pursuant to the requirements of the Variable Interest Entities Subsections of the ASC, because the primary beneficiaries of the Trusts are not within the consolidated group.

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

The components of accumulated other comprehensive loss, net of taxes, at March 31, 2011 and December 31, 2010 are shown in the following table (in thousands):

	March 31, 2011	December 31, 2010
Unrealized loss on securities available for sale	$(4,859)	$(877)
Unrealized gain on securities held in trust for the Supplemental Executive Retirement Plan	744	551
Unrealized gain on customer-related cash flow hedges	11	45

	$(4,104)	$(281)

Reclassification

Certain items in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

2. Securities

The amortized cost and fair value of securities, excluding trading securities, as of March 31, 2011, and December 31, 2010 are summarized as follows (in thousands):

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2011
U. S. government agencies
Mortgage-backed securities	$8,167	$652	$—	$8,819
Collateralized mortgage obligations	22,024	433	(256)	22,201
States and political subdivisions	120,551	3,300	(600)	123,251
Auction rate bonds	45,528	850	(18)	46,360

Totals	$196,270	$5,235	$(874)	$200,631

As of December 31, 2010
U. S. government agencies
Mortgage-backed securities	$10,369	$677	$(8)	$11,038
Collateralized mortgage obligations	28,169	615	(101)	28,683
States and political subdivisions	120,348	1,758	(2,497)	119,609
Auction rate bonds	74,027	644	(5,271)	69,400

Totals	$232,913	$3,694	$(7,877)	$228,730

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2011
U. S. government agencies
Bonds	$38,250	$—	$(144)	$38,106
Mortgage-backed securities	34,463	426	(560)	34,329
Collateralized mortgage obligations	620,223	2,747	(6,354)	616,616
States and political subdivisions	61,952	1,901	(347)	63,506
Auction rate bonds	51,514	—	(5,139)	46,375

Totals	$806,402	$5,074	$(12,544)	$798,932

As of December 31, 2010
U. S. government agencies
Bonds	$30,000	$5	$(46)	$29,959
Mortgage-backed securities	18,907	410	(473)	18,844
Collateralized mortgage obligations	507,536	2,364	(2,131)	507,769
States and political subdivisions	35,209	43	(1,042)	34,210
Auction rate bonds	22,936	—	(482)	22,454

Totals	$614,588	$2,822	$(4,174)	$613,236

2. Securities (continued)

Information regarding securities that were in an unrealized loss position as of March 31, 2011, is shown in the following tables (dollars in thousands):

	As of March 31, 2011
	Number of Securities	Fair Value	Unrealized Losses
Held to maturity
U. S. government agencies
Collateralized mortgage obligations
Unrealized loss for less than twelve months	2	$10,732	$256
Unrealized loss for more than twelve months	—	—	—

	2	10,732	256
States and political subdivisions
Unrealized loss for less than twelve months	49	22,622	429
Unrealized loss for more than twelve months	12	4,456	171

	61	27,078	600
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—
Unrealized loss for more than twelve months	2	10,455	18

	2	10,455	18
Total held to maturity
Unrealized loss for less than twelve months	51	33,354	685
Unrealized loss for more than twelve months	14	14,911	189

	65	$48,265	$874

Available for sale
U. S. government agencies
Bonds
Unrealized loss for less than twelve months	4	$38,106	$144
Unrealized loss for more than twelve months	—	—	—

	4	38,106	144
Mortgage-backed securities
Unrealized loss for less than twelve months	5	15,035	560
Unrealized loss for more than twelve months	—	—	—

	5	15,035	560
Collateralized mortgage obligations
Unrealized loss for less than twelve months	25	305,027	6,354
Unrealized loss for more than twelve months	—	—	—

	25	305,027	6,354
States and political subdivisions
Unrealized loss for less than twelve months	11	13,617	340
Unrealized loss for more than twelve months	1	609	7

	12	14,226	347
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—
Unrealized loss for more than twelve months	3	46,375	5,139

	3	46,375	5,139
Total available for sale
Unrealized loss for less than twelve months	45	371,785	7,398
Unrealized loss for more than twelve months	4	46,984	5,146

	49	$418,769	$12,544

2. Securities (continued)

Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Bank expects to receive full value for the securities. As of March 31, 2011, management does not intend to sell any of the securities classified as available for sale in the previous table, and management believes that it is more likely than not that PlainsCapital will not have to sell any such securities before a recovery of cost. As of March 31, 2011, management believes the impairments detailed in the table are temporary and relate primarily to changes in interest rates and liquidity. Accordingly, no other-than-temporary impairment loss has been recognized in PlainsCapital’s consolidated statements of income.

The amortized cost and fair value of securities, excluding trading securities, as of March 31, 2011, are shown by contractual maturity below (in thousands).

	Securities Held to Maturity		Securities Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,369	$3,412	$—	$—
Due after one year through five years	2,218	2,254	33,033	32,892
Due after five years through ten years	16,479	16,981	670	677
Due after ten years	144,013	146,964	118,013	114,418

	166,079	169,611	151,716	147,987

Mortgage-backed securities	8,167	8,819	34,463	34,329
Collateralized mortgage obligations	22,024	22,201	620,223	616,616

	$196,270	$200,631	$806,402	$798,932

The Bank did not sell securities in the three months ended March 31, 2011. For the three months ended March 31, 2010, the Bank received proceeds from the sale of available for sale securities of $54.3 million and recognized gross gains of $1.6 million. The Bank determines the cost of securities sold by specific identification.

FSC realized net gains from its trading operations of $1.0 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.

During the first quarter of 2011, auction rate bonds with a net carrying amount of $28.6 million were transferred from held to maturity to available for sale to address a downgrade in credit rating from investment grade to below investment grade. The net carrying amount of the transferred securities included an unrealized loss of $5.1 million that was included in accumulated other comprehensive loss at March 31, 2011, reducing shareholders’ equity. As of March 31, 2011 and December 31, 2010, the unrealized loss on the transferred securities was $5.1 million and $5.0 million, respectively.

Securities with a carrying amount of approximately $585.0 million and $624.4 million (fair value of approximately $585.4 million and $623.6 million) at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. In addition, the Bank had secured a letter of credit from the Federal Home Loan Bank (“FHLB”) in the amount of $60.0 million at both March 31, 2011 and December 31, 2010, in lieu of pledging securities to secure certain public deposits.

3. Loans and Allowance for Loan Losses

Loans summarized by category as of March 31, 2011 and December 31, 2010, are as follows (in thousands):

	March 31, 2011	December 31, 2010
Commercial and industrial
Commercial	$1,227,439	$1,299,654
Lease financing	44,606	50,216
Securities (primarily margin loans)	232,409	289,351
Real estate	1,137,855	1,112,402
Construction and land development	302,880	343,920
Consumer	40,471	42,627

	2,985,660	3,138,170
Allowance for loan losses	(65,940)	(65,169)

	$2,919,720	$3,073,001

PlainsCapital has lending policies in place with the goal of establishing an asset portfolio that will provide a return on shareholders’ equity in order that we may retain sufficient earnings to maintain capital to assets ratios that meet or exceed established regulatory guidelines. Loans are underwritten with careful consideration of the borrower’s financial condition, the specific purpose of the loan, the primary sources of repayment and any collateral pledged to secure the loan.

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

3. Loans and Allowance for Loan Losses (continued)

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments as they become due according to the terms of the loan agreement, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Impaired loans include non-accrual loans, troubled debt restructurings and partially charged-off loans. Impaired loans as of March 31, 2011 and December 31, 2010 are summarized by class in the following table (in thousands):

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of March 31, 2011
Commercial and industrial
Secured by receivables	$13,780	$3,556	$4,364	$7,920	$2,441	$11,782
Secured by equipment	3,568	1,228	—	1,228	—	1,052
Unsecured	7,875	995	2,880	3,875	1,197	1,992
Lease financing	5,352	5,352	—	5,352	—	5,690
All other commercial and industrial	4,926	254	630	884	256	4,402
Real estate
Secured by commercial properties	14,104	14,104	—	14,104	—	15,331
Secured by residential properties	9,309	4,261	4,548	8,809	273	9,365
Construction and land development
Residential construction loans	196	196	—	196	—	1,014
Commercial construction loans and land development	72,136	29,689	28,692	58,381	5,760	57,949
Consumer	34	34	—	34	—	35

	$131,280	$59,669	$41,114	$100,783	$9,927	$108,612

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2010
Commercial and industrial
Secured by receivables	$24,036	$11,301	$4,343	$15,644	$2,089	$29,670
Secured by equipment	3,290	638	237	875	57	2,783
Unsecured	4,148	109	—	109	—	227
Lease financing	6,028	6,028	—	6,028	—	5,607
All other commercial and industrial	7,920	4,811	3,109	7,920	2,507	13,989
Real estate
Secured by commercial properties	19,039	16,427	130	16,557	1	8,417
Secured by residential properties	10,420	6,840	3,080	9,920	417	9,472
Construction and land development
Residential construction loans	1,831	1,831	—	1,831	—	1,094
Commercial construction loans and land development	70,801	36,430	21,087	57,517	3,724	33,728
Consumer	35	35	—	35	—	1

	$147,548	$84,450	$31,986	$116,436	$8,795	$104,988

Interest income recorded on impaired loans that were not in non-accrual status at March 31, 2011, was approximately $0.2 million for the three months ended March 31, 2011. Interest income recorded on non-accrual loans for the three months ended March 31, 2011 and 2010 was nominal. At March 31, 2011, PlainsCapital had unadvanced commitments of approximately $0.8 million to borrowers whose loans had been restructured in troubled debt restructurings.

3. Loans and Allowance for Loan Losses (continued)

Non-accrual loans as of March 31, 2011 and December 31, 2010 are summarized by class in the following table (in thousands):

	March 31, 2011	December 31, 2010
Commercial and industrial
Secured by receivables	$6,089	$7,580
Secured by equipment	971	875
Unsecured	2,938	64
Lease financing	5,352	6,028
All other commercial and industrial	630	3,740
Real estate
Secured by commercial properties	4,156	4,426
Secured by residential properties	7,953	3,609
Construction and land development
Residential construction loans	196	199
Commercial construction loans and land development	58,132	57,423
Consumer	11	27

	$86,428	$83,971

The average aggregate balance of non-accrual loans for the three months ended March 31, 2010 was approximately $79.4 million.

An analysis of the aging of PlainsCapital’s loan portfolio as of March 31, 2011 and December 31, 2010 is shown in the following table (in thousands):

	Loans Past Due 30-89 Days	Loans Past Due 90 Days or More	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans Past Due 90 Days or More
As of March 31, 2011
Commercial and industrial
Secured by receivables	$6,225	$1,417	$7,642	$585,197	$592,839	$—
Secured by equipment	704	918	1,622	121,291	122,913	—
Unsecured	193	5	198	90,532	90,730	—
Lease financing	10,025	5,347	15,372	29,234	44,606	—
All other commercial and industrial	120	—	120	653,246	653,366	—
Real estate
Secured by commercial properties	5,746	2,282	8,028	888,169	896,197	—
Secured by residential properties	4,228	1,950	6,178	235,480	241,658	—
Construction and land development
Residential construction loans	16	—	16	61,833	61,849	—
Commercial construction loans and land development	4,353	4,899	9,252	231,779	241,031	—
Consumer	122	20	142	40,329	40,471	9

	$31,732	$16,838	$48,570	$2,937,090	$2,985,660	$9

3. Loans and Allowance for Loan Losses (continued)

	Loans Past Due 30-89 Days	Loans Past Due 90 Days or More	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans Past Due 90 Days or More
As of December 31, 2010
Commercial and industrial
Secured by receivables	$3,630	$3,655	$7,285	$648,856	$656,141	$—
Secured by equipment	1,092	287	1,379	121,011	122,390	—
Unsecured	15	—	15	92,812	92,827	—
Lease financing	2,204	5,343	7,547	42,669	50,216	71
All other commercial and industrial	265	2,778	3,043	714,604	717,647	—
Real estate
Secured by commercial properties	5,834	1,768	7,602	862,521	870,123	395
Secured by residential properties	4,017	1,286	5,303	236,976	242,279	—
Construction and land development
Residential construction loans	23	—	23	55,414	55,437	—
Commercial construction loans and land development	8,492	21,433	29,925	258,558	288,483	—
Consumer	149	—	149	42,478	42,627	—

	$25,721	$36,550	$62,271	$3,075,899	$3,138,170	$466

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

Pass – “Pass” loans present a range of acceptable risks to the bank. Loans that would be considered virtually risk-free are rated Pass – low risk. Loans that exhibit sound standards based on the grading factors above and present a reasonable risk to the Bank are rated Pass – normal risk. Loans that exhibit a minor weakness in one or more of the grading criteria but still present an acceptable risk to the Bank are rated Pass – high risk.

Special Mention – A “Special Mention” asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the Bank’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to require adverse classification.

Substandard – “Substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Many substandard loans are considered impaired.

Doubtful – Loans classified “Doubtful” have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. All doubtful loans are considered impaired.

Loss – Loans classified “Loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value. Rather, it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may occur in the future.

3. Loans and Allowance for Loan Losses (continued)

The following table presents the internal risk grades of loans, as described above, in the portfolio as of March 31, 2011 and December 31, 2010 by class (in thousands):

	Pass	Special Mention	Substandard	Total
As of March 31, 2011
Commercial and industrial
Secured by receivables	$554,672	$12,454	$25,713	$592,839
Secured by equipment	118,550	18	4,345	122,913
Unsecured	87,251	8	3,471	90,730
Lease financing	38,264	—	6,342	44,606
All other commercial and industrial	631,821	1,286	20,259	653,366
Real estate
Secured by commercial properties	856,116	11,350	28,731	896,197
Secured by residential properties	230,211	—	11,447	241,658
Construction and land development
Residential construction loans	54,746	6,700	403	61,849
Commercial construction loans and land development	174,683	2,607	63,741	241,031
Consumer	40,403	—	68	40,471

	$2,786,717	$34,423	$164,520	$2,985,660

	Pass	Special Mention	Substandard	Total
As of December 31, 2010
Commercial and industrial
Secured by receivables	$628,464	$11,636	$16,041	$656,141
Secured by equipment	119,948	321	2,121	122,390
Unsecured	91,654	—	1,173	92,827
Lease financing	42,285	—	7,931	50,216
All other commercial and industrial	697,938	16,223	3,486	717,647
Real estate
Secured by commercial properties	834,940	13,078	22,105	870,123
Secured by residential properties	229,503	897	11,879	242,279
Construction and land development
Residential construction loans	55,029	209	199	55,437
Commercial construction loans and land development	222,046	1,205	65,232	288,483
Consumer	42,536	40	51	42,627

	$2,964,343	$43,609	$130,218	$3,138,170

Net investment in lease financing at March 31, 2011 and December 31, 2010 is shown in the following table (in thousands).

	March 31, 2011	December 31, 2010
Future minimum lease payments	$46,865	$53,178
Unguaranteed residual value	194	139
Guaranteed residual value	2,051	2,096
Initial direct costs, net of amortization	160	166
Unearned income	(4,664)	(5,363)

	$44,606	$50,216

3. Loans and Allowance for Loan Losses (continued)

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

It is management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. Estimated credit losses are the probable current amount of loans that we will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan or portion thereof, is uncollectible, the loan, or portion thereof, is charged off against the allowance for loan losses. Any subsequent recovery of charged-off loans is added back to the allowance for loan losses.

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans within the scope of the Receivables Topic has been determined to be impaired and individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. When loans are determined to be impaired, specific reserves are provided in our estimate of the allowance, as appropriate. Loans within the scope of the Contingencies Topic include all non-impaired loans. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segment adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; changes in the quality of the institution’s loan review system; changes in the value of underlying collateral for collateral-dependent loans; and the existence and effect of any concentrations of credit, and changes in the level of such concentrations.

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

Homogenous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. As of March 31, 2011, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

3. Loans and Allowance for Loan Losses (continued)

Changes in the allowance for loan losses, distributed by portfolio segment, for the three months ended March 31, 2011 were as follows (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Three Months Ended March 31, 2011
Balance at beginning of period	$41,687	$11,732	$11,227	$523	$—	$65,169
Provision charged to operations	3,024	(188)	3,575	(35)	124	6,500
Loans charged off	(4,055)	(417)	(1,571)	(63)	—	(6,106)
Recoveries on charged off loans	206	149	5	17	—	377

Balance at end of year	$40,862	$11,276	$13,236	$442	$124	$65,940

Changes in the allowance for loan losses for the three months ended March 31, 2010 were as follows (in thousands):

Three Months Ended March 31, 2010
Balance at beginning of period	$52,092
Provision charged to operations	22,955
Loans charged off	(25,347)
Recoveries on charged off loans	271

Balance at end of period	$49,971

As of March 31, 2011 and December 31, 2010, the loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of March 31, 2011
Loans individually evaluated for impairment	$19,259	$22,913	$58,577	$34	$100,783
Loans collectively evaluated for impairment	1,485,195	1,114,942	244,303	40,437	2,884,877

	$1,504,454	$1,137,855	$302,880	$40,471	$2,985,660

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of December 31, 2010
Loans individually evaluated for impairment	$30,576	$26,477	$59,348	$35	$116,436
Loans collectively evaluated for impairment	1,608,645	1,085,925	284,572	42,592	3,021,734

	$1,639,221	$1,112,402	$343,920	$42,627	$3,138,170

As of March 31, 2011 and December 31, 2010, the allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Unallocated	Total
As of March 31, 2011
Loans individually evaluated for impairment	$3,894	$273	$5,760	$—	$—	$9,927
Loans collectively evaluated for impairment	36,968	11,003	7,476	442	124	56,013

	$40,862	$11,276	$13,236	$442	$124	$65,940

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Unallocated	Total
As of December 31, 2010
Loans individually evaluated for impairment	$4,654	$417	$3,724	$—	$—	$8,795
Loans collectively evaluated for impairment	37,033	11,315	7,503	523	—	56,374

	$41,687	$11,732	$11,227	$523	$—	$65,169

3. Loans and Allowance for Loan Losses (continued)

Net (charge-offs)/recoveries by class for the three months ended March 31, 2011 and 2010 are shown in the following table (in thousands):

	Three Months Ended March 31,
	2011	2010
Commercial and industrial
Secured by receivables	$(866)	$(9,394)
Secured by equipment	(267)	(1,977)
Unsecured	(14)	(562)
Lease financing	(270)	(127)
All other commercial and industrial	(2,432)	(5,067)
Real estate
Secured by commercial properties	39	(7,392)
Secured by residential properties	(307)	(304)
Construction and land development
Residential construction loans	(23)	(98)
Commercial construction loans and land development	(1,543)	(92)
Consumer	(46)	(63)

	$(5,729)	$(25,076)

4. Deposits

Deposits at March 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Noninterest-bearing demand	$282,615	$256,372
Interest-bearing:
NOW accounts	61,292	61,800
Money market	1,565,604	1,416,816
Brokered - money market	363,651	374,972
Demand	63,277	71,547
Savings	165,664	167,398
In foreign branches	174,903	132,131
Time - $100,000 and over	821,623	817,956
Time - other	237,142	218,163
Brokered - time	376,419	401,304

	$4,112,190	$3,918,459

5. Short-Term Borrowings

Short-term borrowings at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Federal funds purchased	$199,625	$134,675
Securities sold under agreements to repurchase	209,941	304,207
Federal Home Loan Bank notes	25,000	100,000
Treasury tax and loan note option account	2,611	3,002
Short-term bank loans	55,750	40,250

	$492,927	$582,134

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

	Three Months Ended March 31,
	2011	2010
Average balance during the period	$480,141	$237,276
Average interest rate during the period	0.23%	0.22%

	March 31, 2011	December 31, 2010
Average interest rate at end of period	0.22%	0.23%
Securities underlying the agreements at end of period
Carrying value	$199,869	$276,284
Estimated fair value	$252,349	$336,317

The estimated fair value of securities underlying repurchase agreements above includes approximately $52.5 million of securities owned by FSC customers and pledged to FSC as collateral for margin loans as of March 31, 2011. FSC is permitted to sell or re-pledge customer securities held as collateral for margin loans under the terms of the margin loan agreements between FSC and its customers.

FHLB notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following table (dollar amounts in thousands).

	Three Months Ended March 31,
	2011	2010
Average balance during the period	$43,889	$331,111
Average interest rate during the period	0.42%	0.70%

	March 31, 2011	December 31, 2010
Average interest rate at end of period	0.41%	0.43%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts, and other short-term operating activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at March 31, 2011 and December 31, 2010 were 1.38% and 1.50%, respectively.

6. Notes Payable

Notes payable at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Revolving credit line with JPMorgan Chase not to exceed $17.7 million. Facility matures July 31, 2011, with interest payable quarterly.	$17,700	$17,700
Revolving credit line with JPMorgan Chase not to exceed $5.0 million. Facility matures July 31, 2011 with interest payable quarterly.	2,500	1,000
Term note with JPMorgan Chase, due July 31, 2011. Principal payments of $1.9 million and interest are payable quarterly.	3,825	5,738
Term note with JPMorgan Chase, due July 31, 2011, Principal payments of $0.5 million and interest are payable semi-annually.	2,500	3,000
Term note with JPMorgan Chase, due October 27, 2015, Principal payments of $25,000 and interest are payable quarterly.	500	500
Subordinated note with JPMorgan Chase, not to exceed $20 million. Facility matures October 27, 2015 with interest payable quarterly.	20,000	20,000
First Southwest nonrecourse notes, due January 25, 2035 with interest payable quarterly.	15,170	15,838

	$62,195	$63,776

The agreements underlying the JPMorgan Chase debt include certain restrictive covenants, including limitations on the ability to incur additional debt, limitations on the disposition of assets and requirements to maintain various financial ratios, including a non-performing asset ratio, at acceptable levels.

In January 2011, PlainsCapital and JPMorgan Chase amended the revolving credit line agreements to, among other things, increase the acceptable non-performing asset ratio for the Bank such that, beginning December 31, 2010, the Bank’s non-performing asset ratio may not exceed 4.50%. At March 31, 2011, the Bank’s non-performing asset ratio, as defined, was 3.43%, which was in compliance with the non-performing asset ratio covenant.

7. Income Taxes

PlainsCapital’s effective tax rate was 36.9% and 24.3% for the three months ended March 31, 2011 and 2010, respectively. Due to the lower amount of pre-tax income, which is taxed at lower marginal rates, the effective tax rate for the three months ended March 31, 2010 was lower compared to the comparable period in 2011.

PlainsCapital files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. PlainsCapital is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

8. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $7.4 million and $0.5 million at March 31, 2011 and December 31, 2010, respectively.

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

Additionally, as a result of these SEC and DOJ investigations into industry-wide practices, FSC has been named as a defendant in twenty individual lawsuits (of which three were filed after December 31, 2010). These lawsuits have been brought by several California public entities and two New York non-profit corporations that do not seek to certify a class. The Judicial Panel on Multidistrict Litigation has transferred these cases to the United States District Court, Southern District of New York. The California plaintiffs allege violations of Section 1 of the Sherman Act and the California Cartwright Act. The New York plaintiffs allege violations of Section 1 of the Sherman Act and the New York Donnelly Act. The allegations against FSC are very limited in scope. FSC filed an answer to sixteen lawsuits, will timely answer the four unanswered lawsuits on or before May 31, 2011, and intends to defend itself vigorously in these individual actions. The relief sought is unspecified monetary damages.

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

8. Commitments and Contingencies (continued)

Other Contingencies

PlainsCapital and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 17 years and under capital leases with remaining terms of 11 to 18 years. Future minimum payments under these leases have not changed significantly from the amounts reported at December 31, 2010 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 22, 2011. Rental expense under the operating leases was approximately $5.6 million and $5.2 million for the three months ended March 31, 2011 and 2010, respectively.

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

The Bank had in the aggregate outstanding unused commitments to extend credit of $908.7 million at March 31, 2011. The Bank had outstanding standby letters of credit of $49.0 million at March 31, 2011.

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

In addition, the PlainsCapital Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”) allows for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of PlainsCapital, its subsidiaries and outside directors of PlainsCapital. In the aggregate, 1.0 million shares of Original Common Stock may be delivered pursuant to awards granted under the 2010 Plan.

10. Stock-Based Compensation (continued)

Compensation cost related to the plans was approximately $0.5 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, unrecognized cost related to unvested restricted stock and restricted stock units was $4.8 million and $3.0 million, respectively. The vesting of the unvested restricted stock and restricted stock units will automatically accelerate in full under certain conditions. Upon a change in control of PlainsCapital, the entire unrecognized cost related to both unvested restricted stock and restricted stock units would be recognized in noninterest expense immediately. On the date upon which our common stock is listed and traded on an exchange registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the entire unrecognized cost related to unvested restricted stock would be recognized in noninterest expense immediately.

At March 31, 2011, a total of 187,281 shares were available for grant under the Stock Option Plans and 624,662 shares were available for grant under the 2010 Plan. PlainsCapital typically issues new shares upon exercise of option grants.

PlainsCapital granted 67,059 shares of unvested restricted stock and 294,092 restricted stock units to certain employees effective April 1, 2011. The estimated grant date fair value of the unvested restricted stock and restricted stock units was $0.8 million and $3.3 million, respectively. The grants vest in 5 years and are subject to the accelerated vesting conditions discussed previously.

Information regarding unvested restricted stock and restricted stock units for the three months ended March 31, 2011 is as follows:

	2011		2011
	Unvested Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, January 1	535,862	$11.48	290,057	$12.58
Granted	—	—	2,000	11.26
Vested	(83,713)	11.47	—	—
Cancellations and expirations	—	—	—	—

Outstanding, March 31	452,149	$11.48	292,057	$12.57

Information regarding the Stock Option Plans for the three months ended March 31, 2011 is as follows:

	2011
	Shares	Weighted Average Exercise Price
Outstanding, January 1	725,651	$9.62
Exercised	(2,246)	6.69
Cancellations and expirations	(8,700)	12.97

Outstanding, March 31	714,705	9.59

11. Regulatory Matters

The Bank and PlainsCapital are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct, material effect on the consolidated financial statements. The regulations require us to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

	At March 31, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$213,088	4%	$488,332	9.17%
Tier 1 capital (to risk-weighted assets)	148,276	4%	488,332	13.17%
Total capital (to risk-weighted assets)	296,552	8%	534,920	14.43%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$214,000	4%	$468,538	8.76%
Tier 1 capital (to risk-weighted assets)	149,007	4%	468,538	12.58%
Total capital (to risk-weighted assets)	298,015	8%	531,352	14.26%

	At December 31, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$206,270	4%	$485,013	9.41%
Tier 1 capital (to risk-weighted assets)	152,091	4%	485,013	12.76%
Total capital (to risk-weighted assets)	304,181	8%	532,769	14.01%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$206,664	4%	$462,823	8.96%
Tier 1 capital (to risk-weighted assets)	152,946	4%	462,823	12.10%
Total capital (to risk-weighted assets)	305,891	8%	526,843	13.78%

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

	At March 31, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$266,360	5%	$488,332	9.17%
Tier 1 capital (to risk-weighted assets)	222,414	6%	488,332	13.17%
Total capital (to risk-weighted assets)	370,690	10%	534,920	14.43%

	At December 31, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$257,838	5%	$485,013	9.41%
Tier 1 capital (to risk-weighted assets)	228,136	6%	485,013	12.76%
Total capital (to risk-weighted assets)	380,227	10%	532,769	14.01%

Pursuant to the net capital requirements of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At March 31, 2011, FSC had net capital of $52.2 million; the minimum net capital requirement was $3.3 million; net capital maintained by FSC at March 31, 2011 was 32% of aggregate debits; and net capital in excess of the minimum requirement at March 31, 2011 was $48.9 million.

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

12. Shareholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At March 31, 2011, approximately $41.7 million of retained earnings was available for dividend declaration without prior approval from the Federal Reserve.

13. Assets Segregated for Regulatory Purposes

At March 31, 2011, FSC had segregated $13.0 million of cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 of the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. FSC was not required to segregate cash and securities at December 31, 2010.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2011 or December 31, 2010.

14. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Receivables
Securities borrowed	$65,265	$34,495
Securities failed to deliver	4,069	4,287
Clearing organizations	8,943	6,926
Due from dealers	48	60

	$78,325	$45,768

Payables
Securities loaned	$65,576	$39,660
Correspondents	38,533	24,171
Securities failed to receive	3,809	1,140
Clearing organizations	69	661

	$107,987	$65,632

15. Fair Value Measurements

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

15. Fair Value Measurements (continued)

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

At March 31, 2011, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $481.4 million, while the unpaid principal balance of those loans was $469.7 million. At December 31, 2010, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $476.4 million, while the unpaid principal balance of those loans was $465.3 million. The fair value excludes interest, which is reported as interest income on loans in the income statement.

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

At March 31, 2011, the Bank held auction rate bonds purchased as a result of the First Southwest acquisition. The estimated fair value of the auction rate bonds is determined quarterly by a third-party valuation specialist using Level 3 inputs, primarily due to the lack of observable market data. Inputs for the valuation were developed using terms of the auction rate bonds, market interest rates, asset appropriate credit transition matrices and recovery rates and assumptions regarding the term to maturity of the auction rate bonds. The following table reconciles the beginning and ending balances of assets measured at fair value using Level 3 inputs (in thousands).

	Auction Rate Bonds	Total
Balance, January 1, 2011	$22,454	$22,454
Unrealized losses in other comprehensive income, net	(4,657)	(4,657)
Transfers from held to maturity	28,564	28,564
Premium amortization and discount accretion, net	14	14

Balance, March 31, 2011	$46,375	$46,375

During the first quarter of 2011, auction rate bonds with a net carrying amount of $28.6 million were transferred from held to maturity to available for sale to address a downgrade in credit rating from investment grade to below investment grade. The Bank uses the date of the transfer to determine when the auction rate bonds entered Level 3.

15. Fair Value Measurements (continued)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis, including changes in fair value for those instruments that are reported at fair value under an election under the Fair Value Option (in thousands).

	At March 31, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans held for sale	$—	$481,380	$—	$481,380
Securities available for sale	—	752,557	46,375	798,932
Trading securities	—	44,636	—	44,636
Derivative assets	—	4,893	—	4,893
Time deposits	—	1,106	—	1,106
Trading liabilities	—	7,323	—	7,323
Derivative liabilities	—	606	—	606

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$568	$—	$568	$829	$—	$829
Time deposits	—	(2)	(2)	—	(1)	(1)

PlainsCapital also determines the fair value of assets and liabilities on a non-recurring basis. For example, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans – PlainsCapital reports impaired loans at fair value through allocations of the allowance for loan losses. PlainsCapital determines fair value using Level 2 inputs consisting of observable loss experience for similar loans. At March 31, 2011, loans with a carrying amount of $41.1 million had been reduced by allocations of the allowance for loan losses of $9.9 million, resulting in a reported fair value of $31.2 million.

Other Real Estate Owned – PlainsCapital reports other real estate owned at fair value through use of valuation allowances that are charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation adjustments are charged against earnings. PlainsCapital determines fair value using Level 2 inputs consisting of independent appraisals. At March 31, 2011, the estimated fair value of other real estate owned was $18.8 million.

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. The methods for determining estimated fair value for financial assets and liabilities is described in detail in Note 21 to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 22, 2011.

15. Fair Value Measurements (continued)

The estimated fair values of PlainsCapital’s financial instruments are shown below (in thousands):

	At March 31, 2011		At December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and short-term investments	$521,430	$521,430	$486,709	$486,709
Assets segregated for regulatory purposes	13,000	13,000	—	—
Loans held for sale	482,627	482,627	477,711	477,711
Securities	1,039,838	1,044,199	865,080	860,897
Loans, net	2,919,720	2,964,446	3,073,001	3,116,532
Broker-dealer and clearing organization receivables	78,325	78,325	45,768	45,768

Fee award receivable	18,910	18,910	19,222	19,222
Cash surrender value of life insurance policies	22,603	22,603	22,410	22,410
Interest rate swaps, interest rate lock commitments (“IRLCs”) and forward purchase commitments	4,893	4,893	4,107	4,107
Accrued interest receivable	15,159	15,159	16,615	16,615

Financial liabilities
Deposits	4,112,190	4,117,814	3,918,459	3,924,188
Broker-dealer and clearing organization payables	107,987	107,987	65,632	65,632
Other trading liabilities	7,323	7,323	4,944	4,944
Short-term borrowings	492,927	492,927	582,134	582,134
Debt	129,207	129,207	130,788	130,788

Forward purchase commitments	606	606	317	317
Accrued interest payable	4,045	4,045	5,949	5,949

16. Derivative Financial Instruments

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 15, PrimeLending elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides PrimeLending the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. PrimeLending provides IRLCs to its customers and executes forward purchase commitments to sell mortgage loans. The fair values of both IRLCs and purchase commitments are recorded in other assets or other liabilities, as appropriate. Changes in the fair values of these derivative instruments produced net gains of approximately $0.5 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively. The net gains were recorded as a component of gain on sale of loans.

16. Derivative Financial Instruments (continued)

Derivative positions at March 31, 2011 and December 31, 2010 are presented in the following table (in thousands):

	At March 31, 2011		At December 31, 2010
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Non-hedging derivative instruments
IRLCs	$613,229	$3,219	$442,270	$274
Interest rate swaps	1,969	113	1,969	129
Forward purchase commitments	616,644	955	436,241	3,387

The Bank recorded unrealized gains (losses), net of reclassifications adjustments, on the swaps designated as cash flow hedges in other comprehensive income as shown in the following table (in thousands).

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	(51)	18	(33)	(5)	2	(3)

Other comprehensive income (loss)	$(51)	$18	$(33)	$(5)	$2	$(3)

17. Segment and Related Information

PlainsCapital has three reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank. The operations of PrimeLending comprise the mortgage origination segment. The financial advisory segment is composed of Hester Capital and First Southwest.

Balance sheet amounts for the operations of PlainsCapital and its remaining subsidiaries not discussed in the previous paragraph are included in “All Other and Eliminations.”

17. Segment and Related Information (continued)

The following tables present information about the revenues, profits and assets of PlainsCapital’s reportable segments (in thousands).

Income Statement Data

	Three Months Ended March 31, 2011
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$48,893	$3,867	$3,566	$(4,323)	$52,003
Interest expense	8,418	7,451	784	(7,075)	9,578

Net interest income (expense)	40,475	(3,584)	2,782	2,752	42,425
Provision for loan losses	6,500	—	—	—	6,500
Noninterest income	7,329	61,674	19,191	(2,854)	85,340
Noninterest expense	28,089	58,482	22,716	(246)	109,041

Income (loss) before taxes	13,215	(392)	(743)	144	12,224
Income tax provision (benefit)	4,931	(146)	(277)	—	4,508

Consolidated net income (loss)	8,284	(246)	(466)	144	7,716
Less: net income attributable to noncontrolling interest	—	69	53	—	122

Net income (loss) attributable to PlainsCapital Corporation	$8,284	$(315)	$(519)	$144	$7,594

	Three Months Ended March 31, 2010
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$50,900	$4,496	$2,391	$(5,479)	$52,308
Interest expense	9,057	9,504	832	(9,758)	9,635

Net interest income (expense)	41,843	(5,008)	1,559	4,279	42,673
Provision for loan losses	22,955	—	—	—	22,955
Noninterest income	10,618	47,435	21,779	(4,400)	75,432
Noninterest expense	24,678	45,943	22,359	(220)	92,760

Income (loss) before taxes	4,828	(3,516)	979	99	2,390
Income tax provision (benefit)	1,222	(890)	248	—	580

Consolidated net income (loss)	3,606	(2,626)	731	99	1,810
Less: net income attributable to noncontrolling interest	—	59	65	—	124

Net income (loss) attributable to PlainsCapital Corporation	$3,606	$(2,685)	$666	$99	$1,686

17. Segment and Related Information (continued)

Balance Sheet Data

	March 31, 2011
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$449,201	$73,298	$4,667	$(75,297)	$451,869
Loans held for sale	1,247	481,380	—	—	482,627
Securities	995,202	—	44,636	—	1,039,838
Loans, net	3,157,861	2,294	230,218	(470,653)	2,919,720
Broker-dealer and clearing organization receivables	—	—	78,325	—	78,325
Investment in subsidiaries	189,483	—	—	(189,483)	—
Goodwill and other intangible assets, net	7,862	23,706	17,239	—	48,807
Other assets	245,034	25,462	103,691	8,991	383,178

Total assets	$5,045,890	$606,140	$478,776	$(726,442)	$5,404,364

Deposits	$4,124,028	$—	$71,052	$(82,890)	$4,112,190
Broker-dealer and clearing organization payables	—	—	107,987	—	107,987
Short-term borrowings	349,529	—	143,398	—	492,927
Notes payable	—	456,574	17,554	(411,933)	62,195
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	43,922	58,121	55,243	(43,887)	113,399
PlainsCapital Corporation shareholders’ equity	528,411	91,133	83,542	(255,235)	447,851
Noncontrolling interest	—	312	—	491	803

Total liabilities and shareholders’ equity	$5,045,890	$606,140	$478,776	$(726,442)	$5,404,364

	December 31, 2010
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$329,300	$79,428	$4,420	$(80,940)	$332,208
Loans held for sale	1,269	476,442	—	—	477,711
Securities	846,149	—	18,931	—	865,080
Loans, net	3,275,433	2,305	286,661	(491,398)	3,073,001
Broker-dealer and clearing organization receivables	—	—	45,768	—	45,768
Investment in subsidiaries	240,664	—	—	(240,664)	—
Goodwill and other intangible assets, net	7,862	23,706	17,753	—	49,321
Other assets	280,277	22,269	129,087	41,932	473,565

Total assets	$4,980,954	$604,150	$502,620	$(771,070)	$5,316,654

Deposits	$3,954,711	$—	$79,770	$(116,022)	$3,918,459
Broker-dealer and clearing organization payables	—	—	65,632	—	65,632
Short-term borrowings	404,541	—	177,593	—	582,134
Notes payable	39,220	453,449	18,492	(447,385)	63,776
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	41,998	61,558	77,916	(9,107)	172,365
PlainsCapital Corporation shareholders’ equity	540,484	88,796	83,217	(266,006)	446,491
Noncontrolling interest	—	347	—	438	785

Total liabilities and shareholders’ equity	$4,980,954	$604,150	$502,620	$(771,070)	$5,316,654

18. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010 (in thousands, except per share data).

	Three Months Ended March 31,
	2011	2010
Income applicable to PlainsCapital Corporation common shareholders	$6,194	$298
Less: income applicable to participating securities	217	10

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$5,977	$288

Weighted-average shares outstanding	32,773,614	32,597,272
Less: participating securities included in weighted-average shares outstanding	1,148,095	1,139,163

Weighted-average shares outstanding for basic earnings per common share	31,625,519	31,458,109

Basic earnings per common share	$0.19	$0.01

Income applicable to PlainsCapital Corporation common shareholders	$6,194	$298

Weighted-average shares outstanding	31,625,519	31,458,109
Dilutive effect of contingently issuable shares due to First Southwest acquisition	1,722,152	1,548,666
Dilutive effect of stock options and non-vested stock awards	151,729	297,136

Weighted-average shares outstanding for diluted earnings per common share	33,499,400	33,303,911

Diluted earnings per common share	$0.18	$0.01

PlainsCapital uses the two-class method prescribed by the Earnings Per Share Topic of the ASC to compute earnings per common share. Participating securities include non-vested restricted stock and shares of PlainsCapital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition.

The weighted-average shares outstanding used to compute diluted earnings per common share do not include outstanding options of 266,259 and 57,000 for the three months ended March 31, 2011 and 2010, respectively. The exercise price of the excluded options exceeded the estimated average market price of PlainsCapital stock in the periods shown. Accordingly, the assumed exercise of the excluded options would have been antidilutive.

19. Recently Issued Accounting Standards

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

The Improved Fair Value Disclosure Amendment also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities, rather than major category, and that valuation techniques and inputs used to measure fair value on a recurring or nonrecurring basis should be provided for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The Improved Fair Value Disclosure Amendment became effective for PlainsCapital on January 1, 2010, except for the provisions relating to gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy, which became effective January 1, 2011. The adoption of the Improved Fair Value Disclosure Amendment did not have a significant effect on PlainsCapital’s financial position, results of operations or cash flows. PlainsCapital has included the disclosures required by the Improved Fair Value Disclosure Amendment in Note 15.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB amended the Receivables Topic of the ASC to require entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. These amendments to the Receivables Topic became effective for PlainsCapital as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective January 1, 2011. PlainsCapital has included the required disclosures regarding credit quality of financing receivables and the allowance for credit losses in Note 3.

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB amended the Receivables Topic of the ASC to clarify when creditors should classify loan modifications as troubled debt restructurings (“TDR Amendment”). The TDR Amendment requires creditors to separately conclude that a creditor has granted a concession to a debtor and that the debtor is experiencing financial difficulties in order to classify a loan modification as a troubled debt restructuring. The TDR Amendment is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. As a result of applying the TDR amendment, PlainsCapital may identify receivables that are newly considered impaired. For purposes of measuring impairment of receivables so identified, PlainsCapital will apply the TDR amendment prospectively for the first interim or annual period beginning on or after June 15, 2011. PlainsCapital does not expect the adoption of the TDR Amendment to have a significant effect on its financial position, results of operations or cash flows.

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

The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2011, and with our consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2011 (our “Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact such as “anticipate,” “believes,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predicts,” “project,” “should,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We make forward-looking statements regarding topics including our projected sources of funds, expectations regarding mortgage loan origination volume, anticipated changes in our revenues or earnings, expectations regarding financial or other market conditions, the effects of government regulation applicable to our operations, the adequacy of our allowance for loan losses and provision for loan losses, and the collectability of margin loans. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

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

(6) changes in the auction rate securities we hold and their markets, including ongoing liquidity problems related thereto and the credit ratings thereof;

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

(8) approval of new, or changes in, accounting policies and practices; and

(9) competition for our banking, mortgage origination and financial advisory segments from other banks and financial institutions as well as insurance companies, mortgage originators, investment banking and financial advisory firms, asset-based non-bank lenders and government agencies.

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

Overview

We are a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. As of March 31, 2011, on a consolidated basis, we had total assets of approximately $5.4 billion, total deposits of approximately $4.1 billion, total loans, including loans held for sale, of approximately $3.5 billion and shareholders’ equity of approximately $447.9 million. The Bank, one of our wholly owned subsidiaries, provides a broad array of financial products and services, including commercial banking, personal banking, wealth management and treasury management, from offices located throughout central, north and west Texas. In addition to the Bank, we have various subsidiaries with specialized areas of expertise that also offer an array of financial products and services such as mortgage origination and financial advisory services.

During the first quarter of 2011, our deposits increased by 4.94%, which drove growth in our securities portfolio and provided funds that supported growth in loans held for sale, resulting in a 1.65% increase in assets. We purchased municipal securities and mortgage-related securities to take advantage of attractive yields and provide collateral for pledging to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase and other purposes.

We generate revenue from net interest income and from noninterest income. Net interest income is the difference between interest income we earn on loans and securities and interest expense we incur on deposits and borrowings. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. During the first quarter of 2011, we generated $42.4 million in net interest income. Net interest margin is a measure of net interest income as a percentage of average interest-earning assets. Our taxable equivalent net interest margin was 3.46% for the three months ended March 31, 2011 versus 4.00% for the three months ended March 31, 2010.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Mortgage loan origination fees and net gains from sale of loans. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the first quarter of 2011, we generated $61.6 million in mortgage loan origination fees and net gains from sale of loans, a 30.01% increase over the first quarter of 2010. PrimeLending continued to add staff and open mortgage banking offices in 2010. This led to increased market share that resulted in a higher volume of mortgage originations for home purchases during the first quarter of 2011. Total dollar volume of mortgage loan originations increased 30.17% in the first quarter of 2011 compared to the first quarter of 2010.

(ii)	Investment advisory fees and commissions and securities brokerage fees and commissions. Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $18.2 million and $21.2 million in investment advisory fees and commissions and securities brokerage fees and commissions during the three months ended March 31, 2011 and 2010, respectively.

In the aggregate, we generated $85.3 million and $75.4 million in noninterest income during the three months ended March 31, 2011 and 2010, respectively. The increase in noninterest income was primarily due to an increase in realized gains on the sale of mortgage loans. The contribution of noninterest income to net revenues (net interest income plus noninterest income) was 66.79% during the three months ended March 31, 2011 versus 63.87% during the three months ended March 31, 2010.

Offsetting our revenues are noninterest expenses we incur through the operations of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses. Employees’ compensation and benefits were 60.85% and 61.23% of total noninterest expense for the three months ended March 31, 2011 and 2010, respectively.

Segment and Related Information

We have three reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank. The operations of PrimeLending comprise the mortgage origination segment. The financial advisory segment is comprised of First Southwest and Hester Capital. The principal subsidiaries of First Southwest are FSC, a broker-dealer registered with the SEC and FINRA, and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940. Segment net revenue percentages reflect net revenue from external customers.

Our reportable segments also serve as reporting units for the purpose of testing our goodwill for impairment. None of our reporting units are currently at risk of failing the Step 1 impairment test prescribed in the Goodwill Subtopic of the FASB Accounting Standards Codification.

How We Generate Revenue and Net Income

We derive our revenue and net income primarily from the banking segment and the mortgage origination segment, while the remainder of our revenue and net income is generated from the financial advisory segment. The relative share of total revenue provided by our banking and mortgage origination segments fluctuates depending on market conditions, and operating results for the mortgage origination segment tend to be more volatile than operating results for the banking segment.

The banking segment provides primarily business banking and personal banking products and services and generated 37.39% and 44.37% of our net revenue for the three months ended March 31, 2011 and 2010, respectively. The banking segment generates revenue from earning assets, and its results of operations are primarily dependent on net interest income. Net interest income represents the difference between the income earned on the banking segment’s assets, including its loans and investment securities, and the banking segment’s cost of funds, including the interest paid by the banking segment on its deposits and borrowings that are used to support the banking segment’s assets. The banking segment also derives revenue from other sources, primarily service charges on customer deposit accounts and trust fees.

The mortgage origination segment generated 45.43% and 35.89% of our net revenue for the three months ended March 31, 2011 and 2010, respectively. The mortgage origination segment offers a variety of loan products from offices in 34 states and generates revenue primarily from fees charged on the origination of loans and from selling these loans in the secondary market.

We generate the remainder of our net revenue from our financial advisory services. The financial advisory segment generated 17.18% and 19.74% of our net revenue for the three months ended March 31, 2011 and 2010, respectively. The majority of revenues in the financial advisory segment are generated from fees and commissions earned from investment advisory and securities brokerage services at First Southwest.

Operating Results

Consolidated net income for the three months ended March 31, 2011 was $7.6 million, or $0.18 per diluted share, compared to $1.7 million, or $0.01 per diluted share, for the three months ended March 31, 2010. The improvement in net income is primarily due to a lower amount of provision for loan loss.

We consider the ratios shown in the table below to be key indicators of our performance:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Three Months Ended March 31, 2010
Return on average shareholders’ equity	6.87%	7.44%	1.61%

Return on average assets	0.57%	0.65%	0.14%

Net interest margin (taxable equivalent)	3.46%	3.95%	4.00%

Leverage ratio	8.76%	8.96%	9.44%

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

The changes in our earnings during the periods described above are primarily attributable to the factors listed below (in thousands):

Earnings Increase (Decrease)
Three Months Ended March 31, 2011 v. 2010
Net interest income	$(248)
Provision for loan loss	16,455
Mortgage loan origination fees and net gains from sale of loans	14,224
Investment advisory and brokerage fees and commissions	(3,052)
Noninterest expense	(16,281)
All other (including tax effects)	(5,190)

$5,908

Net Interest Income

The following table summarizes the components of net interest income (in thousands):

	Three Months Ended March 31,
			Variance
	2011	2010	2011 v. 2010
Interest income
Loans, including fees	$42,204	$44,624	$(2,420)
Securities	4,606	3,804	802
Securities - tax exempt	2,387	2,451	(64)
Federal funds sold and securities purchased under agreements to resell	1,092	9	1,083
Interest-bearing deposits with banks	314	243	71
Other securities	1,400	1,177	223

Total interest income	52,003	52,308	(305)

Interest expense
Deposits	7,528	7,144	384
Notes payable and other borrowings	2,050	2,491	(441)

Total interest expense	9,578	9,635	(57)

Net interest income	$42,425	$42,673	$(248)

Net interest income decreased $0.2 million for the first quarter of 2011 compared to the three months ended March 31, 2010. The decrease in net interest income during the first quarter of 2011 was primarily due to the decline in loan volume within the banking segment and is discussed further in the “Lines of Business” section below.

Noninterest Income

Noninterest income was $85.3 million for the first quarter of 2011 compared to $75.4 million for the three months ended March 31, 2010, an increase of $9.9 million. The increase was primarily due to increased mortgage loan origination volume, which increased 30.17% during the first quarter of 2011 compared to the three months ended March 31, 2010. The increased mortgage loan origination volume, which resulted from our continuing efforts to add staff and open mortgage banking offices at PrimeLending during 2010, led to higher net gains on the sale of mortgage loans and higher mortgage loan origination fees compared to the three months ended March 31, 2010.

Noninterest Expense

The following table summarizes noninterest expense for the periods indicated below (in thousands):

	Three Months Ended March 31,
			Variance
	2011	2010	2011 v. 2010
Noninterest expense
Employees’ compensation and benefits	$66,346	$56,795	$9,551
Occupancy and equipment, net	15,398	13,837	1,561
Professional services	6,046	5,791	255
Deposit insurance premium	1,856	1,275	581
Repossession and foreclosure	1,880	1,452	428
Other	17,515	13,610	3,905

Total noninterest expense	$109,041	$92,760	$16,281

Noninterest expense increased $16.3 million for the first quarter of 2011 compared to the three months ended March 31, 2010. The largest components of this increase were employees’ compensation and benefits, occupancy and equipment expenses, net of rental income and other expenses.

Employees’ compensation and benefits increased $9.5 million for the first quarter of 2011 compared to the three months ended March 31, 2010. The increase was primarily attributable to increased costs in the mortgage origination segment. PrimeLending continued adding staff in 2010. This increased staffing resulted in increased market share that led to a 30.17% increase in the dollar volume of mortgage loan originations during the first quarter of 2011 compared to the first quarter of 2010. As a result, the mortgage origination segment also incurred higher commission-related costs.

Occupancy and equipment expenses, net of rental income, increased $1.6 million for the first quarter of 2011 compared to the three months ended March 31, 2010. The increase was primarily attributable to the continued opening of additional mortgage banking offices at PrimeLending in 2010.

Other expenses increased $3.9 million for the first quarter of 2011 compared to the three months ended March 31, 2010. The increase was primarily attributable to the mortgage origination segment resulting from increases in loan funding fees and unreimbursed closing costs associated with increased mortgage loan origination volume.

Lines of Business

Banking Segment

The following table summarizes the results for the banking segment for the indicated periods (in thousands):

	Three Months Ended March 31,
			Variance
	2011	2010	2011 v. 2010
Net interest income	$40,475	$41,843	$(1,368)
Provision for loan losses	6,500	22,955	(16,455)
Noninterest income	7,329	10,618	(3,289)
Noninterest expense	28,089	24,678	3,411

Income before taxes	13,215	4,828	8,387
Income tax provision	4,931	1,222	3,709

Net income	$8,284	$3,606	$4,678

Net income was $8.3 million for the first quarter of 2011, an increase of $4.7 million compared to the three months ended March 31, 2010. The increase was primarily due to the decrease in the provision for loan losses, partially offset by a decrease in net revenue.

Net interest income decreased $1.4 million for the first quarter of 2011 compared to the three months ended March 31, 2010. The decrease was due primarily to decreased interest income on the loan portfolio, resulting from lower volume in the loan portfolio compared to the three months ended March 31, 2010.

Provision for loan losses decreased by $16.5 million for the first quarter of 2011 compared to the three months ended March 31, 2010. The decrease in the provision for loan losses was primarily a result of a decrease in loan charge-offs compared to the first quarter of 2010.

Noninterest income decreased $3.3 million for the first quarter of 2011 compared to the three months ended March 31, 2010. We did not sell securities in the first quarter of 2011, while we booked approximately $1.6 million in gains on sales of securities in the first quarter of 2010.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands):

	Three Months Ended March 31, 2011 v. 2010
	Change Due To(1)
	Volume	Yield/Rate	Change
Interest income
Loans	$(2,608)	$(524)	$(3,132)
Investment securities(2)	5,012	(4,403)	609
Federal funds sold and securities purchased under agreements to resell	30	429	459
Interest-bearing deposits in other financial institutions	189	(123)	66
Other securities	(69)	50	(19)

Total interest income(2)	2,554	(4,571)	(2,017)

Interest expense
Deposits	2,014	(1,618)	396
Notes payable and other borrowings	(552)	(572)	(1,124)

Total interest expense	1,462	(2,190)	(728)

Net interest income(2)	$1,092	$(2,381)	$(1,289)

(1)	Changes attributable to both volume and yield/rate are included in yield/rate.
(2)	Taxable equivalent.

Taxable equivalent net interest income decreased $1.3 million for the first quarter of 2011 compared to the three months ended March 31, 2010. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $4.6 million, primarily due to lower yields on the investment securities portfolio. Yields on investment securities were lower due to a number of factors, including reinvestment of proceeds from sales and principal repayments at lower market rates and higher premium amortization on mortgage-backed securities and collateralized mortgage obligations. This was partially offset by a $2.2 million decrease in the changes in rates paid on interest-bearing liabilities, primarily due to a decrease in market interest rates on deposits compared to prevailing market rates during the first quarter of 2010. Increases in the volume of interest-earning assets, primarily investment securities, increased taxable equivalent net interest income by $2.6 million, while increases in the volume of interest-bearing liabilities, primarily deposits, reduced taxable equivalent net interest income by $1.5 million.

The tables below provide additional details regarding the banking segment’s net interest income (dollars in thousands):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(1)	$3,096,778	$41,420	5.42%	$3,286,496	$44,552	5.50%
Investment securities - taxable	746,426	4,369	2.34%	325,448	3,688	4.53%
Investment securities - non-taxable(2)	232,948	3,260	5.60%	217,208	3,332	6.14%
Federal funds sold and securities purchased under agreements to resell	53,646	468	3.54%	12,421	9	0.29%
Interest-bearing deposits in other financial institutions	447,402	310	0.28%	253,418	244	0.39%
Other securities	14,932	145	3.88%	25,857	164	2.54%

Interest-earning assets, gross	4,592,132	49,972	4.41%	4,120,848	51,989	5.12%
Allowance for loan losses	(63,888)			(51,781)

Interest-earning assets, net	4,528,244			4,069,067
Noninterest-earning assets	462,541			406,681

Total assets	$4,990,785			$4,475,748

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,792,341	7,572	0.81%	$2,970,211	7,176	0.98%
Notes payable and other borrowings	408,673	360	0.36%	645,372	1,484	0.93%

Total interest-bearing liabilities	4,201,014	7,932	0.77%	3,615,583	8,660	0.97%
Noninterest-bearing liabilities
Noninterest-bearing deposits	222,363			164,488
Other liabilities	34,292			172,254

Total liabilities	4,457,669			3,952,325
Shareholders’ equity	533,116			523,423

Total liabilities and shareholders’ equity	$4,990,785			$4,475,748

Net interest income(2)		$42,040			$43,329

Net interest spread(2)			3.64%			4.15%

Net interest margin(2)			3.71%			4.26%

(1)	Average loans include non-accrual loans.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $1.1 million each for the three months ended March 31, 2011 and 2010, respectively.

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

Mortgage Origination Segment

The following table summarizes the results for the mortgage origination segment for the indicated periods (in thousands):

	Three Months Ended March 31,
			Variance
	2011	2010	2011 v. 2010
Net interest income (loss)	$(3,584)	$(5,008)	$1,424
Noninterest income	61,674	47,435	14,239
Noninterest expense	58,482	45,943	12,539

Income (loss) before taxes	(392)	(3,516)	3,124
Income tax provision (benefit)	(146)	(890)	744

Net income (loss)	$(246)	$(2,626)	$2,380

Net loss was $0.2 million for the first quarter of 2011, a decrease of $2.4 million compared to net loss of $2.6 million for the three months ended March 31, 2010. The decrease was primarily due to increases in net revenue, partially offset by an increase in noninterest expense. Employees’ compensation and benefits and other expenses accounted for the majority of the increase in noninterest expense.

Net interest loss decreased $1.4 million for the first quarter of 2011 compared to the three months ended March 31, 2010. The decrease was primarily due to decreases in intercompany financing costs.

Noninterest income increased $14.2 million for the first quarter of 2011 compared to the three months ended March 31, 2010.

Mortgage loan origination volume was $1.497 billion for the first quarter of 2011 compared to $1.150 billion for the three month ended March 31, 2010, an increase of 30.17%. The increase in loan origination volume resulted in increased gains on the sale of loans. Mortgage loan origination fees increased $2.9 million during the first quarter of 2011 compared to the three months ended March 31, 2010. During the first quarter of 2011, refinancings and home purchases accounted by dollar volume for 32.07% and 67.93%, respectively, of the total mortgage loan origination volume.

Employees’ compensation and benefits increased $7.7 million for the first quarter of 2011 compared to the three months ended March 31, 2010. The increase was attributable to an increase in staffing levels, as well as higher commission costs due to higher loan origination volumes subject to commissions. Other expenses increased $3.0 million for the first quarter of 2011 compared to the three months ended March 31, 2010, which was primarily due to increased funding fees and unreimbursed closing costs.

We expect to see a lower demand for mortgage loan originations during 2011 compared to 2010, but we expect our mortgage loan origination volume in 2011 to be similar to volume in 2010 as a result of our efforts to increase market share by expanding our branch network.

Financial Advisory Segment

The following table summarizes the results for the financial advisory segment for the indicated periods (in thousands):

	Three Months Ended March 31,
			Variance
	2011	2010	2011 v. 2010
Net interest income	$2,782	$1,559	$1,223
Noninterest income	19,191	21,779	(2,588)
Noninterest expense	22,716	22,359	357

Income (loss) before taxes	(743)	979	(1,722)
Income tax provision (benefit)	(277)	248	(525)

Net income (loss)	$(466)	$731	$(1,197)

Net loss was $0.5 million for the first quarter of 2011, a decrease of $1.2 million compared to the three months ended March 31, 2010. The decrease was due primarily to decreases in noninterest income, partially offset by an increase in net interest income.

Net interest income increased $1.2 million for the first quarter of 2011 compared to the three months ended March 31, 2010. The increase resulted from higher customer margin loan balances and from an increased level of securities used to support sales, underwriting, and other customer activities during the first quarter of 2011.

The majority of noninterest income is generated from fees and commissions earned from investment advisory and securities brokerage activities, which decreased $2.6 million for the first quarter of 2011 compared to the three months ended March 31, 2010. The decrease was attributable to a significant slowing of activity in the public finance market that resulted in lower public finance advisory revenues. This slowing of activity is industry-wide and results from factors such as rising interest rates, reduced property tax bases, budget pressures on certain issuers caused by uncertain economic times and other factors.

Noninterest expense increased $0.4 million for the first quarter of 2011. Occupancy expense accounted for the majority of the increase in noninterest expense. The increase was primarily attributable to a $0.2 million increase in equipment depreciation expense related to software and technology equipment capitalized subsequent to the first quarter of 2010.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2011 and as compared to December 31, 2010.

Securities Portfolio

The securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, federal funds purchased and securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, our policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. In connection with our acquisition of First Southwest, we purchased a portfolio of auction rate bonds for which an active market does not currently exist.

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

	March 31, 2011	December 31, 2010
Securities held to maturity, at amortized cost
U.S. government agencies
Mortgage-backed securities	$8,167	$10,369
Collateralized mortgage obligations	22,024	28,169
States and political subdivisions	120,551	120,348
Auction rate bonds	45,528	74,027

	196,270	232,913

Securities available for sale, at fair value
U.S. government agencies
Bonds	38,106	29,959
Mortgage-backed securities	34,329	18,844
Collateralized mortgage obligations	616,616	507,769
States and political subdivisions	63,506	34,210
Auction rate bonds	46,375	22,454

	798,932	613,236

Trading securities, at fair value	44,636	18,931

Total securities portfolio	$1,039,838	$865,080

We had a net unrealized loss of $7.5 million related to the available for sale investment portfolio at March 31, 2011, compared to a net unrealized loss of $1.3 million at December 31, 2010. Net unrealized loss at March 31, 2011, included $5.1 million related to certain auction rate bonds transferred from held to maturity to available for sale during the first quarter of 2011 due to a downgrade in the credit rating of the auction rate bonds from investment grade to below investment grade.

The market value of securities held to maturity at March 31, 2011 was $4.4 million above book value. At December 31, 2010, the market value of held to maturity securities was $4.2 million below book value.

We hold auction rate bonds issued by Access to Loans for Learning Student Loan Corporation that exceed 10% of our shareholders’ equity. The aggregate book value and aggregate estimated market value of these auction rate bonds at March 31, 2011, was $97.0 million and $92.7 million, respectively.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below (in thousands) and classified by type:

	March 31, 2011	December 31, 2010
Commercial and industrial
Commercial	$1,227,439	$1,299,654
Lease financing	44,606	50,216
Securities (primarily margin loans)	232,409	289,351
Real estate	1,137,855	1,112,402
Construction and land development	302,880	343,920
Consumer	40,471	42,627

Loans, gross	2,985,660	3,138,170
Allowance for loan losses	(65,940)	(65,169)

Loans, net	$2,919,720	$3,073,001

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s total loans, net of the allowance for loan losses, were $3.2 billion and $3.3 billion as of March 31, 2011 and December 31, 2010, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending and First Southwest that aggregated $0.5 billion each at March 31, 2011 and December 31, 2010, respectively and are eliminated from net loans on our consolidated balance sheet.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At March 31, 2011, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate loan portfolio. The areas of concentration within our real estate portfolio were construction and land development loans and non-construction commercial real estate loans. At March 31, 2011, construction and land development loans were 10% of total loans, while non-construction commercial real estate loans were 28% of total loans. The banking segment’s loan concentrations were within regulatory guidelines as of March 31, 2011.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $481.4 million and $476.4 million as of March 31, 2011 and December 31, 2010, respectively.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are shown in the following table (in thousands):

	March 31, 2011	December 31, 2010
Loans held for sale
Unpaid principal balance	$469,712	$465,342
Fair value adjustment	11,668	11,100

	$481,380	$476,442

Pipeline loans
Unpaid principal balance	$613,229	$442,270
Fair value adjustment	3,219	274

	$616,448	$442,544

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. The financial advisory segment’s total loans, net of the allowance for loan losses, were $230.2 million and $286.7 million as of March 31, 2011 and December 31, 2010, respectively. The decrease was primarily attributable to decreased borrowings in margin accounts held by First Southwest customers and correspondents.

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

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans within the scope of the Receivables Topic has been determined to be impaired and individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. When loans are determined to be impaired, specific reserves are provided in our estimate of the allowance, as appropriate. Loans within the scope of the Contingencies Topic include all non-impaired loans. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segment adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; changes in the quality of the institution’s loan review system; changes in the value of underlying collateral for collateral-dependent loans; and the existence and effect of any concentrations of credit, and changes in the level of such concentrations.

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

Homogenous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from a current trend in delinquencies, losses or historical experience and general economic conditions. As of March 31, 2011, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. While we believe we have sufficient allowance for our existing portfolio as of March 31, 2011, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $5.7 million for the first quarter of 2011 compared to $25.1 million for the first quarter of 2010. Our allowance for loan losses totaled $65.9 million at March 31, 2011 and $65.2 million at December 31, 2010. The ratio of the allowance for loan losses to total loans held for investment at March 31, 2011 and December 31, 2010 was 2.21% and 2.08%, respectively.

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

The provision for loan losses, primarily in the banking segment, was $6.5 million for the first quarter of 2011, a decrease of $16.5 million compared to the three months ended March 31, 2010. The decrease was primarily a result of a decrease in net charge-offs during the first quarter of 2011 compared to the first quarter of 2010.

The following table presents the activity in our allowance for loan losses for the dates indicated (dollars in thousands). Substantially all of the activity shown below occurred within the banking segment:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Three Months Ended March 31, 2010
Balance at beginning of period	$65,169	$52,092	$52,092
Provisions charged to operating expenses	6,500	83,226	22,955
Recoveries of loans previously charged off
Commercial and industrial	201	754	164
Real estate	149	2	2
Construction and land development	5	917	6
Lease financing	5	6	—
Consumer	17	121	99

Total recoveries	377	1,800	271

Loans charged off
Commercial and industrial	3,780	42,288	17,164
Real estate	417	9,272	7,698
Construction and land development	1,571	19,511	196
Lease financing	275	586	127
Consumer	63	292	162

Total charge-offs	6,106	71,949	25,347

Net charge-offs	(5,729)	(70,149)	(25,076)

Balance at end of period	$65,940	$65,169	$49,971

Net charge-offs to average loans outstanding	0.77%	2.34%	3.35%

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

	March 31, 2011		December 31, 2010
	Reserve	% of Gross Loans	Reserve	% of Gross Loans
Commercial and industrial	$40,862	50.39%	$41,687	48.66%
Real estate (including construction and land development)	24,512	48.26%	22,959	49.74%
Consumer	442	1.36%	523	1.60%
Unallocated	124		—

Total	$65,940	100.00%	$65,169	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. As of March 31, 2011, we had 16 credit relationships totaling $34.4 million in loans of this type that are not included in either the non-accrual or 90 days past due non-performing loan categories.

Non-Performing Assets

The following table presents our components of non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2011	December 31, 2010	March 31, 2010
Loans accounted for on a non-accrual basis
Commercial and industrial	$10,628	$12,259	$43,561
Lease financing	5,352	6,027	5,598
Real estate	12,109	8,035	17,228
Construction and land development	58,328	57,622	13,692
Consumer	11	28	—

	$86,428	$83,971	$80,079

Non-performing loans as a percentage of total loans	2.49%	2.32%	2.29%

Other Real Estate Owned	$18,847	$23,968	$19,112

Other repossessed assets	$8,737	$6,365	$2,773

Non-performing assets	$114,012	$114,304	$101,964

Non-performing assets as a percentage of total assets	2.11%	2.15%	2.11%

Loans past due 90 days or more and still accruing	$9	$466	$122

Troubled debt restructurings included in accruing loans	$14,353	$28,160	$25,083

At March 31, 2011, total non-performing assets decreased $0.3 million to $114.0 million compared to $114.3 million at December 31, 2010, primarily due to a decrease in Other Real Estate Owned, partially offset by the increase in non-accrual loans. Non-accrual loans increased by $2.4 million to $86.4 million at March 31, 2011 compared to $84.0 million at December 31, 2010. Of these non-accrual loans, $10.6 million were characterized as commercial and industrial loans as of March 31, 2011, a decrease of $1.6 million compared to December 31, 2010. The commercial and industrial loans included four loan relationships in a variety of industries with an aggregate balance of approximately $7.3 million and secured by accounts receivable and inventory.

Non-accrual loans also included $12.1 million characterized as real estate loans at March 31, 2011, including four commercial real estate loan relationships totaling approximately $8.3 million and secured by occupied single family residential property, occupied commercial real estate and occupied industrial property.

Non-accrual loans at March 31, 2011 also included $58.3 million characterized as construction and land development loans. Three loan relationships account for approximately $48.5 million of the non-performing construction and land development loans. Collateral securing the loans includes residential land developments and unimproved land.

At March 31, 2011, loans past due 90 days or more and still accruing interest decreased $0.5 million compared to December 31, 2010.

Loans restructured in troubled debt restructurings bearing market rates of interest at the time of restructuring and performing in compliance with their modified terms are considered impaired in the calendar year of the restructuring. At March 31, 2011, troubled debt restructurings totaled $69.8 million, of which $14.3 million were included in accruing loans and $55.5 million were reported in non-accrual loans.

Other Real Estate Owned decreased $5.2 million to $18.8 million at March 31, 2011 compared to $24.0 million at December 31, 2010. The decrease was primarily due to the lower level of foreclosed properties compared to the three months ended March 31, 2010. At March 31, 2011, Other Real Estate Owned included $15.3 million of commercial real estate property consisting of single family residences under development and $3.5 million of residential lots at various levels of completion.

Additional interest income that would have been recorded if the non-accrual loans had been current during the three months ended March 31, 2011 totaled $1.0 million and $1.8 million during the three months ended March 31, 2010.

Borrowings

Our borrowings as of March 31, 2011 and December 31, 2010 are shown in the table below (in thousands):

	March 31,	December 31,	Variance
	2011	2010	2011 v. 2010
Short-term borrowings	492,927	$582,134	$(89,207)
Notes payable	62,195	63,776	(1,581)
Junior subordinated debentures	67,012	67,012	—
Capital lease obligations	11,579	11,693	(114)

	$633,713	$724,615	$(90,902)

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, borrowings from the FHLB and short-term bank loans. The $89.2 million decrease in short-term borrowings at March 31, 2011 compared to December 31, 2010 was due primarily to decreases in borrowings of $94.3 million under repurchase agreements.

Notes payable is comprised of borrowings under term and revolving lines of credit with JPMorgan Chase and nonrecourse notes owed by First Southwest. As of March 31, 2011, our revolving lines of credit with JPMorgan Chase had an outstanding principal balance of $20.2 million and available borrowing capacity of $2.5 million. The loan agreements governing such revolving lines of credit require that the Bank comply with certain covenants, including a financial covenant that the Bank maintain a non-performing asset ratio, as defined in the JPMorgan Chase revolving credit line agreements, of less than or equal to 4.50% beginning December 31, 2010. As of March 31, 2011, the Bank’s non-performing asset ratio, as defined, was 3.43%.

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

Our asset and liability group is responsible for continuously monitoring our liquidity position to ensure that assets and liabilities are managed in a manner that will meet our short-term and long-term cash requirements. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities and collateralized mortgage obligations, the possible sale of available for sale securities, and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits and the maturity structure of short-term borrowed funds. For short-term liquidity needs, we utilize federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. For intermediate liquidity needs, we utilize advances from the FHLB. To supply liquidity over the longer term, we have access to brokered certificates of deposit, term loans at the FHLB and borrowings under lines of credit with other financial institutions.

On December 19, 2008, we sold approximately $87.6 million of Series A and Series B Preferred Stock to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The shares of Series B Preferred Stock were issued to the U.S. Treasury upon the exercise of a warrant issued in conjunction with the Series A Preferred Stock. The Series A and Series B Preferred Stock are senior to shares of our Original Common Stock with respect to dividends and liquidation preference. Under the terms of the Series A Preferred Stock, we are obligated to pay a 5% per annum cumulative dividend on the stated value of the preferred stock until February 14, 2014 and thereafter at a rate of 9% per annum. As long as shares of the Series A and Series B Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our common stock) unless all accrued and unpaid dividends on the preferred stock have been paid in full. Furthermore, prior to December 19, 2011, unless we have redeemed all of the preferred stock, the consent of the U.S. Treasury will be required to, among other things, increase the per share amount of dividends paid on our common stock. After December 19, 2011 and thereafter until December 19, 2018, the consent of the U.S. Treasury (if it still holds our preferred stock) will be required for any increase in the aggregate common stock dividends per share greater than 3% per annum. After December 19, 2018, we will be prohibited from paying dividends on, or repurchasing any, common stock until the preferred stock issued to the U.S. Treasury is redeemed in whole or the U.S. Treasury has transferred all of its preferred stock to third parties. If dividends on the preferred stock are not paid in full for six dividend periods, whether or not consecutive, the U.S. Treasury will have the right to elect two directors to our Board of Directors until all unpaid cumulative dividends are paid in full. The terms of the Series B Preferred Stock are identical to those described above for the Series A Preferred Stock except that (i) the dividend rate is 9% per annum and (ii) the Series B Preferred Stock may not be redeemed unless all of the Series A Preferred Stock is redeemed. We have paid all required dividends on Series A and Series B Preferred Stock.

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

At March 31, 2011, we exceeded all regulatory capital requirements and were considered to be “well-capitalized” with a total capital to risk weighted assets ratio of 14.26%, Tier 1 capital to risk weighted assets ratio of 12.58% and a Tier 1 capital to average assets, or leverage, ratio of 8.76%. At March 31, 2011, the Bank was also considered to be “well-capitalized.” We discuss regulatory capital requirements in more detail in Note 11 to our unaudited consolidated interim financial statements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $469.4 million at March 31, 2011, an increase of $249.1 million from $220.3 million at March 31, 2010. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash used in operations during the first quarter of 2011 was $41.5 million, a decrease in cash used of $47.5 million compared to March 31, 2010. Cash used by operations decreased due to a decrease in the net cash used in our mortgage origination segment’s operations.

We use cash primarily to originate loans and purchase securities for our investment portfolio. During the first quarter of 2011, our loan portfolio declined marginally and the amount of cash generated by lending activities increased to $144.4 million compared to $31.3 million for the three months ended March 31, 2010. On the other hand, our investment securities portfolio grew by $174.8 million during the first quarter of 2011. Cash used in our investment activities included net purchases of securities for our investment portfolio during the first quarter of 2011, which were $159.1 million compared to net purchases of $65.8 million during the three months ended March 31, 2010. The increase in net purchases of securities during the first quarter of 2011 resulted from the purchase of both municipal securities and collateralized mortgage obligations to take advantage of attractive yields and provide collateral to pledge as security for public and trust deposits and, with respect to collateralized mortgage obligations, repurchase agreements. We did not sell securities during the first quarter of 2011. We sold approximately $54.3 million of available for sale securities during the first quarter of 2010.

Cash provided by financing activities was $99.8 million for the three months ended March 31, 2011 compared to $186.9 million for the three months ended March 31, 2010. The $87.1 million decrease was due mostly to a net reduction in short-term borrowings, partially offset by an increase in deposit inflows.

We had deposits of $4.1 billion at March 31, 2011, an increase of $193.7 million from $3.9 billion at December 31, 2010. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Within the deposits portfolio, money market deposits, foreign deposits and time deposits under $100,000 increased by $148.8 million, $42.8 million and $19.0 million, respectively.

Our 15 largest depositors, excluding our indirect wholly owned subsidiary, First Southwest, accounted for approximately 23.45% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 15.18% of our total deposits at March 31, 2011. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and could require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $600.0 million maintained with the Bank. At March 31, 2011, PrimeLending had outstanding borrowings of $456.6 million against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with unrelated commercial banks of up to $140.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At March 31, 2011, FSC had borrowed approximately $55.7 million under these credit arrangements.

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

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to our consolidated financial statements for the year ended December 31, 2010, which are included in our Annual Report on Form 10-K filed with the SEC on March 22, 2011. You are encouraged to read in its entirety Note 1 to our consolidated financial statements for the year ended December 31, 2010 for additional insight into management’s approach and methodology in estimating the allowance for loan losses. We believe that of our significant accounting policies, the allowance for loan losses may involve a higher degree of judgment and complexity.

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

Some of the information below contains forward-looking statements. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses, and therefore our actual results may differ from any of the following projections. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures. See the discussion under the caption “Forward-Looking Statements” in Item 2, above.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on March 31, 2011 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

As illustrated in the table below, the banking segment is asset sensitive overall. Loans that adjust daily or monthly to the Wall Street Journal Prime rate comprise a large percentage of interest sensitive assets and are the primary cause of the banking segment’s asset sensitivity. To help neutralize interest rate sensitivity, the banking segment has kept the terms of most of its borrowings under one year. It also attempts to match longer term assets with certificates of deposit with terms of three to five years (dollars in thousands):

	March 31, 2011
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,273,520	$357,652	$353,022	$74,318	$161,892	$3,220,404
Securities	145,327	238,862	297,638	41,249	272,126	995,202
Federal funds sold and securities purchased under agreements to resell	17,650	9,091	—	—	—	26,741
Other interest sensitive assets	375,036	—	—	—	—	375,036

Total interest sensitive assets	2,811,533	605,605	650,660	115,567	434,018	4,617,383

Interest sensitive liabilities:
Interest bearing checking	$1,561,003	$—	$—	$—	$—	$1,561,003
Savings	165,664	—	—	—	—	165,664
Time deposits	819,569	383,995	213,014	7,395	11,211	1,435,184
Notes payable & other borrowings	324,758	25,702	1,996	1,070	7,582	361,108

Total interest sensitive liabilities	2,870,994	409,697	215,010	8,465	18,793	3,522,959

Interest sensitivity gap	$(59,461)	$195,908	$435,650	$107,102	$415,225	$1,094,424

Cumulative interest sensitivity gap	$(59,461)	$136,447	$572,097	$679,199	$1,094,424

Percentage of cumulative gap to total interest
Sensitive assets	-1.29%	2.96%	12.39%	14.71%	23.70%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on market value of portfolio equity for the banking segment as of March 31, 2011 (dollars in thousands):

March 31, 2011
Change in Interest Rates (basis points)	Changes in Net Interest Income		Changes in Market Value of Equity
	Amount	Percent	Amount	Percent
+300	$3,887	2.30%	$(40,974)	-6.13%
+200	$(2,054)	-1.22%	$(37,688)	-5.64%
+100	$(1,680)	-1.00%	$(1,128)	-0.17%
-50	$(309)	-0.18%	$(25,413)	-3.80%

The projected changes in net interest income and market value of equity to changes in interest rates at March 31, 2011 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, as a result of these SEC and DOJ investigations into industry-wide practices, FSC has been named as a defendant in twenty individual lawsuits (of which three were filed after December 31, 2010). These lawsuits have been brought by several California public entities and two New York non-profit corporations that do not seek to certify a class. The Judicial Panel on Multidistrict Litigation has transferred these cases to the United States District Court, Southern District of New York. The California plaintiffs allege violations of Section 1 of the Sherman Act and the California Cartwright Act. The New York plaintiffs allege violations of Section 1 of the Sherman Act and the New York Donnelly Act. The allegations against FSC are very limited in scope. FSC filed an answer to sixteen lawsuits, will timely answer the four unanswered lawsuits on or before May 31, 2011, and intends to defend itself vigorously in these individual actions. The relief sought is unspecified monetary damages.

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

Like other financial institutions, we are subject to various federal, state and local laws and regulations relating to environmental matters. Under these laws and regulations, we could be held liable for costs relating to environmental contamination at or from properties that secure our loan portfolio. With respect to our borrowers’ properties, the potential liabilities may far exceed the original amount of the loan made by us and secured by the property. Currently, we are not a defendant in any environmental legal proceeding.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our Annual Report. For more information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2011, we issued 2,246 shares of Original Common Stock to employees upon the exercise of outstanding stock options at an average exercise price of $6.69 per share. These options were awarded pursuant to the exemption from compliance with the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Rule 701 promulgated thereunder. The issuance of shares of our Original Common Stock pursuant to the exercise of such options was therefore also exempt from registration under the Securities Act pursuant to Rule 701.

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

PLAINSCAPITAL CORPORATION

Date: May 5, 2011	By:	/S/ JOHN A. MARTIN
	Name:	John A. Martin
	Title:	Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: May 5, 2011	By:	/S/ JEFF ISOM
	Name:	Jeff Isom
	Title:	Executive Vice President of Finance and Accounting
(Principal accounting officer)

Exhibit Index

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	–	Third Amended and Restated Certificate of Formation of PlainsCapital Corporation.		10-Q	000-53629	3.1	10/21/09

3.2	–	Amended and Restated Bylaws of PlainsCapital Corporation.		8-K	000-53629	3.1	08/31/09

4.1	–	Letter Agreement and Securities Purchase Agreement—Standard Terms incorporated therein, dated as of December 19, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and the United States Department of the Treasury.		10	000-53629	4.1	04/17/09

4.2	–	Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.2	04/17/09

4.3	–	First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.3	04/17/09

4.4	–	Indenture, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association.		10	000-53629	4.4	04/17/09

4.5	–	First Supplemental Indenture, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.5	04/17/09

4.6	–	Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of August 7, 2006, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.6	04/17/09

4.7	–	Guarantee Agreement, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association, as trustee.		10	000-53629	4.7	04/17/09

4.8	–	First Amendment to Guarantee Agreement, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.8	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.9	–	Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.9	04/17/09

4.10	–	Indenture, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.10	04/17/09

4.11	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of March 26, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.11	04/17/09

4.12	–	Guarantee Agreement, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.12	04/17/09

4.13	–	Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.13	04/17/09

4.14	–	Indenture, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.14	04/17/09

4.15	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of September 17, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.15	04/17/09

4.16	–	Guarantee Agreement, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.16	04/17/09

4.17	–	Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, and Alan B. White, DeWayne Pierce, and Jeff Isom, as Administrative Trustees.		10	000-53629	4.17	04/17/09

4.18	–	Junior Subordinated Indenture, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.18	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.19	–	PlainsCapital Corporation (f/k/a Plains Capital Corporation) Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by PlainsCapital Corporation in favor of Wells Fargo Bank, N.A., as trustee of the PCC Statutory Trust IV.		10	000-53629	4.19	04/17/09

4.20	–	Guarantee Agreement, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.20	04/17/09

4.21	–	Registration Rights Agreement, dated as of December 31, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg, as Stockholders’ Representative.		10/A	000-53629	4.21	06/26/09

10.1	–	Agreement and Plan of Merger, dated as of November 7, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.1	04/17/09

10.2	–	First Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.2	04/17/09

10.3	–	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.3	04/17/09

10.4*	–	Amended and Restated Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.4	04/17/09

10.5*	–	First Amendment to Amended and Restated Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.5	04/17/09

10.6*	–	Employment Agreement, effective as of December 31, 2008, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.6	04/17/09

10.7*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.7	04/17/09

10.8*	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.8	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.9*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.9	04/17/09

10.10*	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.10	04/17/09

10.11*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.11	04/17/09

10.12*	–	Employment Agreement, dated as of December 18, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.1	07/08/09

10.13*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.2	07/08/09

10.14*	–	Second Amendment to Employment Agreement, dated as of November 15, 2010, between W. Allen Custard III and PlainsCapital Corporation.		8-K	000-53629	10.5	11/16/10

10.15*	–	Employment Agreement, dated as of April 1, 2010, between PlainsCapital Corporation and Roseanna McGill.		8-K	000-53629	10.1	03/23/10

10.16*	–	First Amendment to Employment Agreement, dated as of November 15, 2010, between Roseanna McGill and PlainsCapital Corporation.		8-K	000-53629	10.6	11/16/10

10.17*	–	Employment Agreement, dated as of January 1, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.1	11/16/10

10.18*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.2	11/16/10

10.19*	–	Second Amendment to Employment Agreement, dated as of November 15, 2010, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.3	11/16/10

10.20*	–	Employment Agreement, dated as of November 15, 2010, between John A. Martin and PlainsCapital Corporation.		8-K	000-53629	10.4	11/16/10

10.21*		Employment Agreement, dated as of April 1, 2010, between Todd Salmans and PlainsCapital Corporation.		10-K	000-53629	10.21	03/22/11

10.22*	–	Plains Capital Corporation Incentive Stock Option Plan, dated October 16, 1996 (the “1996 Incentive Stock Option Plan”).		10	000-53629	10.12	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.23*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 1998 (the “1998 Incentive Stock Option Plan”).		10	000-53629	10.13	04/17/09

10.24*	–	Plains Capital Corporation Incentive Stock Option Plan, dated April 18, 2001 (the “2001 Incentive Stock Option Plan”).		10	000-53629	10.14	04/17/09

10.25*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 2003 (the “2003 Incentive Stock Option Plan”).		10	000-53629	10.15	04/17/09

10.26*	–	Plains Capital Corporation 2005 Incentive Stock Option Plan, dated April 20, 2005.		10	000-53629	10.16	04/17/09

10.27*	–	Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008.		10	000-53629	10.17	04/17/09

10.28*	–	PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	08/31/09

10.29*	–	PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.2	03/23/10

10.30*	–	PNB Financial Bank Supplemental Executive Pension Plan, effective as of January 1, 2008.		10	000-53629	10.18	04/17/09

10.31*	–	First Amendment to PlainsCapital Bank Supplemental Executive Pension Plan, effective as of March 19, 2009.		10	000-53629	10.19	04/17/09

10.32*	–	Plains Capital Corporation Employee Stock Ownership Plan, effective January 1, 2004 and as amended and restated as of January 1, 2006.		10	000-53629	10.20	04/17/09

10.33*	–	First Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, effective as of January 1, 2007.		10	000-53629	10.21	04/17/09

10.34*	–	Second Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, dated as of December 1, 2008.		10	000-53629	10.22	04/17/09

10.35*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Isom, Schaffner and White on December 17, 2008.		10	000-53629	10.23	04/17/09

10.36*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Custard and Feinberg, effective as of December 31, 2008.		10	000-53629	10.24	04/17/09

10.37*	–	Form of Stock Option Agreement under the 1996 Incentive Stock Option Plan.		10	000-53629	10.25	04/17/09

10.38*	–	Form of Stock Option Agreement under the 1998 Incentive Stock Option Plan.		10	000-53629	10.26	04/17/09

10.39*	–	Form of Stock Option Agreement under the 2001 Incentive Stock Option Plan.		10	000-53629	10.27	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.40*	–	Form of Stock Option Agreement under the 2003 Incentive Stock Option Plan.		10	000-53629	10.28	04/17/09

10.41*	–	Form of Stock Option Agreement under the PlainsCapital Corporation 2005 Incentive Stock Option Plan.		10	000-53629	10.29	04/17/09

10.42*	–	Form of Stock Option Agreement under the Amended and Restated PlainsCapital Corporation 2007 Nonqualified and Incentive Stock Option Plan.		10	000-53629	10.30	04/17/09

10.43*	–	Form of Restricted Stock Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.3	03/23/10

10.44*	–	Form of Restricted Stock Unit Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.4	03/23/10

10.45	–	Amended and Restated Subordinate Credit Agreement, dated as of December 19, 2007, between JP Morgan Chase Bank, N.A. and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.31	04/17/09

10.46	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.32	10/21/09

10.47	–	Third Amended and Restated Subordinate Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.33	10/21/09

10.48	–	Amended and Restated Loan Agreement, dated as of October 1, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.33	04/17/09

10.49	–	First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2002, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.34	04/17/09

10.50	–	Second Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.35	04/17/09

10.51	–	Third Amendment to Amended and Restated Loan Agreement, dated as of June 1, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.36	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.52	–	Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 21, 2005, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.37	04/17/09

10.53	–	Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 16, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.38	04/17/09

10.54	–	Sixth Amendment to Amended and Restated Loan Agreement, dated as of December 19, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.39	04/17/09

10.55	–	Seventh Amendment to Amended and Restated Loan Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.41	10/21/09

10.56	–	Eighth Amendment to Amended and Restated Loan Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	04/29/10

10.57	–	Ninth Amendment to Amended and Restated Loan Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/05/10

10.58	–	Tenth Amendment to Amended and Restated Loan Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.1	01/25/11

10.59	–	Commercial Pledge and Security Agreement, dated as of November 1, 2000, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) for the benefit of JPMorgan Chase Bank, NA (f/k/a Bank One, Texas N.A.).		10	000-53629	10.40	04/17/09

10.60	–	Fifth Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	08/05/10

10.61	–	Loan Agreement, dated as of September 22, 2004, between JPMorgan Chase Bank, NA (f/k/a Bank One, NA) and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.42	04/17/09

10.62	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.45	10/21/09

10.63	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.6	08/05/10

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.64	–	Second Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.7	08/05/10

10.65	–	Loan Agreement, dated as of October 27, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.44	04/17/09

10.66	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.48	10/21/09

10.67	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.8	08/05/10

10.68	–	Fourth Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.9	08/05/10

10.69	–	Credit Agreement, dated as of October 13, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, N.A.		10	000-53629	10.47	04/17/09

10.70	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.51	10/21/09

10.71	–	Modification Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.2	04/29/10

10.72	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.3	08/05/10

10.73	–	Modification Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	01/25/11

10.74	–	Third Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.4	08/05/10

10.75	–	Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.5	08/05/10

10.76	–	Office Lease, dated as of February 7, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.49	04/17/09

10.77	–	First Amendment to Office Lease, dated as of April 3, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.50	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.78	–	Second Amendment to Office Lease, dated as of November 14, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and H/H Victory Holdings, L.P.		10	000-53629	10.51	04/17/09

10.79	–	Waiver Letter, dated as of October 16, 2009, from JPMorgan Chase Bank, NA to PlainsCapital Corporation.		10-Q	000-53629	10.59	10/21/09

10.80	–	Waiver Letter, dated as of November 8, 2010, from JPMorgan Chase Bank, NA to PlainsCapital Corporation.		10-Q	000-53629	10.71	11/09/10

31.1	–	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	–	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Management contract or compensatory plan or arrangement.