Form 10-Q
period 2011-06-30
PLAINSCAPITAL CORP
filed 2011-08-04
CIK 822083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2011, there were 34,117,989 shares of the registrant’s Original Common Stock, $0.001 par value, and 0 shares of the registrant’s Common Stock, $0.001 par value, outstanding, including 2,483,065 shares that participate in dividends but are not defined as outstanding under generally accepted accounting principles.

PlainsCapital Corporation

Quarterly Report on Form 10-Q for the period ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PlainsCapital Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010
	(in thousands)
Assets
Cash and due from banks	$128,003	$332,208
Federal funds sold and securities purchased under agreements to resell	91,728	154,501
Loans held for sale	598,965	477,711
Securities
Held to maturity, fair market value $198,993 and $228,730, respectively	193,445	232,913
Available for sale, amortized cost $754,123 and $614,588, respectively	751,317	613,236
Trading, at fair market value	24,836	18,931

	969,598	865,080

Loans, net of unearned income	3,126,328	3,138,170
Allowance for loan losses	(68,308)	(65,169)

Loans, net	3,058,020	3,073,001

Broker-dealer and clearing organization receivables	70,540	45,768
Fee award receivable	18,603	19,222
Investment in unconsolidated subsidiaries	2,012	2,012
Premises and equipment, net	91,881	80,183
Accrued interest receivable	16,412	16,615
Other real estate owned	19,678	23,968
Goodwill, net	35,880	35,880
Other intangible assets, net	12,413	13,441
Other assets	146,076	177,064

Total assets	$5,259,809	$5,316,654

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$288,557	$256,372
Interest-bearing	3,674,115	3,662,087

Total deposits	3,962,672	3,918,459

Broker-dealer and clearing organization payables	127,408	65,632
Short-term borrowings	454,777	582,134
Capital lease obligation	11,464	11,693
Notes payable	62,099	63,776
Junior subordinated debentures	67,012	67,012
Other liabilities	109,001	160,672

Total liabilities	4,794,433	4,869,378

Commitments and contingencies

Shareholders’ equity
PlainsCapital Corporation shareholders’ equity
Preferred stock, $1.00 par value per share, authorized 50,000,000 shares, respectively;
Series A, 87,631 shares issued	84,944	84,481
Series B, 4,382 shares issued	4,664	4,712
Original Common Stock, $0.001 par value per share, authorized 100,000,000 and 50,000,000 shares, respectively; 31,867,305 and 31,780,828 shares issued, respectively	32	32
Common Stock, $0.001 par value per share, authorized 150,000,000 shares; 0 shares issued	0	0
Surplus	154,435	153,289
Retained earnings	223,623	206,786
Accumulated other comprehensive loss	(1,124)	(281)

	466,574	449,019
Unearned ESOP shares (232,381 shares)	(2,528)	(2,528)

Total PlainsCapital Corporation shareholders’ equity	464,046	446,491
Noncontrolling interest	1,330	785

Total shareholders’ equity	465,376	447,276

Total liabilities and shareholders’ equity	$5,259,809	$5,316,654

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Income - Unaudited

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$44,636	$47,170	$86,840	$91,794
Securities
Taxable	5,093	4,783	9,699	8,587
Tax-exempt	2,605	2,662	4,992	5,113
Federal funds sold and securities purchased under agreements to resell	660	11	1,752	20
Interest-bearing deposits with banks	193	140	507	383
Other	1,531	1,286	2,931	2,463

Total interest income	54,718	56,052	106,721	108,360

Interest expense
Deposits	7,496	7,324	15,024	14,468
Short-term borrowings	374	662	772	1,440
Capital lease obligation	135	140	271	281
Notes payable	805	878	1,615	1,759
Junior subordinated debentures	627	628	1,248	1,241
Other	96	118	181	196

Total interest expense	9,533	9,750	19,111	19,385

Net interest income	45,185	46,302	87,610	88,975
Provision for loan losses	7,238	10,245	13,738	33,200

Net interest income after provision for loan losses	37,947	36,057	73,872	55,775

Noninterest income
Service charges on depositor accounts	2,025	2,295	3,867	4,413
Net realized gains on sale of securities	1,245	98	1,245	1,710
Net gains from sale of loans	60,641	51,799	104,975	84,793
Mortgage loan origination fees	18,180	21,222	35,472	35,630
Trust fees	1,044	1,148	2,050	2,221
Investment advisory fees and commissions	16,256	18,509	28,267	34,045
Securities brokerage fees and commissions	5,221	5,755	11,407	11,468
Other	2,977	1,370	5,646	3,348

Total noninterest income	107,589	102,196	192,929	177,628

Noninterest expense
Employees’ compensation and benefits	78,412	73,545	144,758	130,340
Occupancy and equipment, net	15,812	14,349	31,210	28,186
Professional services	6,592	7,257	12,638	13,048
Deposit insurance premium	1,234	1,475	3,090	2,750
Repossession and foreclosure, net of recoveries	732	2,602	2,612	4,054
Other	19,148	17,112	36,663	30,722

Total noninterest expense	121,930	116,340	230,971	209,100

Income before income taxes	23,606	21,913	35,830	24,303
Income tax provision	7,992	7,016	12,500	7,596

Net income	15,614	14,897	23,330	16,707
Less: Net income attributable to noncontrolling interest	184	246	306	370

Net income attributable to PlainsCapital Corporation	15,430	14,651	23,024	16,337
Dividends on preferred stock and other	1,403	1,390	2,803	2,778

Income applicable to PlainsCapital Corporation common shareholders	$14,027	$13,261	$20,221	$13,559

Earnings per common share
Basic	$0.43	$0.40	$0.62	$0.41

Diluted	$0.42	$0.40	$0.60	$0.40

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity - Unaudited

		PlainsCapital Corporation Shareholders
	Comprehensive	Preferred Stock		Common Stock			Retained	Accumulated Other Comprehensive	Unearned ESOP	Noncontrolling
	Income	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Interest	Total
	(Dollars in thousands)
Balance, January 1, 2010		92,013	$88,400	31,613,010	$32	$150,626	$186,743	$(300)	$(3,001)	$1,659	$424,159
Stock option plans’ activity, including compensation expense		0	0	65,706	0	340	0	0	0	0	340
Vesting of stock-based compensation		0	0	75,419	0	0	0	0	0	0	0
Stock-based compensation expense		0	0	0	0	665	0	0	0	0	665
ESOP activity		0	0	0	0	0	14	0	0	0	14
Dividends on common stock ($0.10 per share)		0	0	0	0	0	(3,396)	0	0	0	(3,396)
Dividends on preferred stock		0	0	0	0	0	(2,388)	0	0	0	(2,388)
Preferred stock discount and accretion		0	390	0	0	0	(390)	0	0	0	0
Cash received from noncontrolling interest		0	0	0	0	0	0	0	0	74	74
Cash distributions to noncontrolling interest		0	0	0	0	0	0	0	0	(137)	(137)
Redemption of noncontrolling interest		0	0	0	0	465	0	0	0	(1,378)	(913)
Comprehensive income:
Net income	$16,707	0	0	0	0	0	16,337	0	0	370	16,707
Other comprehensive income (loss):
Unrealized gains on securities available for sale, net of tax of $4.2	8
Unrealized losses on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $250.2	(474)
Unrealized losses on customer-related cash flow hedges, net of tax of $8.0	(15)

Other comprehensive loss	(481)	0	0	0	0	0	0	(481)	0	0	(481)

Total comprehensive income	$16,226

Balance, June 30, 2010		92,013	$88,790	31,754,135	$32	$152,096	$196,920	$(781)	$(3,001)	$588	$434,644

Balance, January 1, 2011		92,013	$89,193	31,780,828	$32	$153,289	$206,786	$(281)	$(2,528)	$785	$447,276
Stock option plans’ activity, including compensation expense		0	0	2,764	0	37	0	0	0	0	37
Vesting of stock-based compensation		0	0	83,713	0	0	0	0	0	0	0
Stock-based compensation expense		0	0	0	0	1,109	0	0	0	0	1,109
ESOP activity		0	0	0	0	0	24	0	0	0	24
Dividends on common stock ($0.10 per share)		0	0	0	0	0	(3,408)	0	0	0	(3,408)
Dividends on preferred stock		0	0	0	0	0	(2,388)	0	0	0	(2,388)
Preferred stock discount and accretion		0	415	0	0	0	(415)	0	0	0	0
Cash received from noncontrolling interest		0	0	0	0	0	0	0	0	598	598
Cash distributions to noncontrolling interest		0	0	0	0	0	0	0	0	(359)	(359)
Comprehensive income:
Net income	$23,330	0	0	0	0	0	23,024	0	0	306	23,330
Other comprehensive income (loss):
Unrealized losses on securities available for sale, net of tax of $508.2	(946)
Unrealized gains on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $79.4	148
Unrealized losses on customer-related cash flow hedges, net of tax of $24.0	(45)

Other comprehensive loss	(843)	0	0	0	0	0	0	(843)	0	0	(843)

Total comprehensive income	$22,487

Balance, June 30, 2011		92,013	$89,608	31,867,305	$32	$154,435	$223,623	$(1,124)	$(2,528)	$1,330	$465,376

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income	$23,330	$16,707
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	13,738	33,200
Net losses on other real estate owned	2,010	2,897
Depreciation and amortization	16,229	6,201
Stock-based compensation expense	1,128	738
Net realized gains on sale of securities	(1,245)	(1,710)
Loss on sale of premises and equipment	131	67
Stock dividends received on securities	(13)	(31)
Deferred income taxes	3,387	(661)
Net change in prepaid FDIC assessments	2,706	2,386
Net change in trading securities	(5,905)	(69,143)
Net change in broker-dealer and clearing organization receivables	(24,772)	17,750
Net change in fee award receivable	619	644
Net change in broker-dealer and clearing organization payables	61,776	(26)
Net change in other assets	(5,815)	(36,820)
Net change in other liabilities	(51,489)	(2,768)
Net gains from sale of loans	(104,975)	(84,793)
Loans originated for sale	(3,407,745)	(2,949,548)
Proceeds from loans sold	3,424,069	2,757,140

Net cash provided by (used in) operating activities	(52,836)	(307,770)

Investing Activities
Net change in securities purchased under resale agreements	54,570	0
Proceeds from maturities and principal reductions of securities held to maturity	11,857	45,250
Proceeds from sales, maturities and principal reductions of securities available for sale	244,073	120,242
Purchases of securities held to maturity	(1,031)	(6,173)
Purchases of securities available for sale	(360,641)	(262,145)
Net change in loans	(4,824)	20,232
Purchases of premises and equipment and other assets	(21,481)	(6,676)
Proceeds from sales of premises and equipment and other real estate owned	8,460	8,267
Net cash received (paid) for Federal Home Loan Bank and Federal Reserve Bank stock	34	(1,698)

Net cash provided by (used in) investing activities	(68,983)	(82,701)

Financing Activities
Net change in deposits	44,213	465,831
Net change in short-term borrowings	(127,357)	(119,712)
Proceeds from notes payable	4,000	1,700
Payments on notes payable	(5,677)	(2,800)
Proceeds from issuance of common stock	18	267
Dividends paid	(5,796)	(5,784)
Net cash received from (distributed to) noncontrolling interest	239	(63)
Other, net	(229)	(213)

Net cash provided by (used in) financing activities	(90,589)	339,226

Net change in cash and cash equivalents	(212,408)	(51,245)
Cash and cash equivalents at beginning of period	359,335	160,367

Cash and cash equivalents at end of period	$146,927	$109,122

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$21,693	$19,170

Income taxes	$2,497	$2,813

Supplemental Schedule of Noncash Activities
Conversion of loans to other real estate owned	$6,105	$9,809

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Interim Financial Statements – Unaudited

June 30, 2011

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The unaudited consolidated financial statements of PlainsCapital Corporation, a Texas corporation, and its subsidiaries (“we,” “us,” “our,” “our company,” or “PlainsCapital”) for the six month periods ended June 30, 2011 and 2010 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

PlainsCapital owns 100% of the outstanding stock of PlainsCapital Bank (the “Bank”) and 100% of the membership interest in PlainsCapital Equity, LLC. PlainsCapital owns a 69.75% membership interest in Hester Capital Management, LLC (“Hester Capital”). The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”), PNB Aero Services, Inc. and PCB-ARC, Inc. The Bank has a 100% interest in First Southwest Holdings, LLC (“First Southwest”) and PlainsCapital Securities, LLC, as well as a 51% voting interest in PlainsCapital Insurance Services, LLC.

Prime Lending owns a 100% interest in PrimeLending Ventures Management, LLC, the managing member of PrimeLending Ventures, LLC (“Ventures”). Ventures is a residential mortgage lender that operates through a series of joint ventures, each of which is 51% owned by PrimeLending Ventures Management, LLC.

On June 30, 2011, the Bank dissolved Plains Financial Corporation, which had no significant operations at the time of its dissolution.

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

1. Summary of Significant Accounting and Reporting Policies (continued)

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

1. Summary of Significant Accounting and Reporting Policies (continued)

Comprehensive Income (Loss)

PlainsCapital’s comprehensive income (loss) consists of its net income and unrealized holding gains (losses) on its available for sale securities, investments held in trust for the Supplemental Executive Retirement Plan and derivative instruments designated as cash flow hedges.

The components of accumulated other comprehensive loss, net of taxes, at June 30, 2011 and December 31, 2010 are shown in the following table (in thousands):

	June 30, 2011	December 31, 2010
Unrealized loss on securities available for sale	$(1,823)	$(877)
Unrealized gain on securities held in trust for the Supplemental Executive Retirement Plan	699	551
Unrealized gain on customer-related cash flow hedges	0	45

	$(1,124)	$(281)

Reclassification

Certain items in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

2. Securities

The amortized cost and fair value of securities, excluding trading securities, as of June 30, 2011, and December 31, 2010 are summarized as follows (in thousands):

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2011
U. S. government agencies
Mortgage-backed securities	$7,666	$643	$0	$8,309
Collateralized mortgage obligations	19,729	516	(142)	20,103
States and political subdivisions	120,501	3,867	(274)	124,094
Auction rate bonds	45,549	1,054	(116)	46,487

Totals	$193,445	$6,080	$(532)	$198,993

As of December 31, 2010
U. S. government agencies
Mortgage-backed securities	$10,369	$677	$(8)	$11,038
Collateralized mortgage obligations	28,169	615	(101)	28,683
States and political subdivisions	120,348	1,758	(2,497)	119,609
Auction rate bonds	74,027	644	(5,271)	69,400

Totals	$232,913	$3,694	$(7,877)	$228,730

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2011
U. S. government agencies
Bonds	$109,948	$193	$(231)	$109,910
Mortgage-backed securities	34,274	957	(365)	34,866
Collateralized mortgage obligations	496,103	2,384	(2,707)	495,780
States and political subdivisions	62,220	2,297	(169)	64,348
Auction rate bonds	51,578	0	(5,165)	46,413

Totals	$754,123	$5,831	$(8,637)	$751,317

As of December 31, 2010
U. S. government agencies
Bonds	$30,000	$5	$(46)	$29,959
Mortgage-backed securities	18,907	410	(473)	18,844
Collateralized mortgage obligations	507,536	2,364	(2,131)	507,769
States and political subdivisions	35,209	43	(1,042)	34,210
Auction rate bonds	22,936	0	(482)	22,454

Totals	$614,588	$2,822	$(4,174)	$613,236

2. Securities (continued)

Information regarding securities that were in an unrealized loss position as of June 30, 2011 and December 31, 2010 is shown in the following tables (dollars in thousands):

	As of June 30, 2011			As of December 31, 2010
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

Held to maturity
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	0	$0	$0	1	$1,577	$1
Unrealized loss for more than twelve months	0	0	0	1	495	7

	0	0	0	2	2,072	8
Collateralized mortgage obligations
Unrealized loss for less than twelve months	2	10,397	142	1	6,641	101
Unrealized loss for more than twelve months	0	0	0	0	0	0

	2	10,397	142	1	6,641	101
States and political subdivisions
Unrealized loss for less than twelve months	30	14,591	138	95	50,518	1,996
Unrealized loss for more than twelve months	13	4,867	136	15	5,420	501

	43	19,458	274	110	55,938	2,497
Auction rate bonds
Unrealized loss for less than twelve months	0	0	0	2	10,239	227
Unrealized loss for more than twelve months	2	10,366	116	2	23,474	5,044

	2	10,366	116	4	33,713	5,271
Total held to maturity
Unrealized loss for less than twelve months	32	24,988	280	99	68,975	2,325
Unrealized loss for more than twelve months	15	15,233	252	18	29,389	5,552

	47	$40,221	$532	117	$98,364	$7,877

Available for sale
U. S. government agencies
Bonds
Unrealized loss for less than twelve months	6	$59,722	$231	2	$19,954	$46
Unrealized loss for more than twelve months	0	0	0	0	0	0

	6	59,722	231	2	19,954	46
Mortgage-backed securities
Unrealized loss for less than twelve months	2	6,527	365	3	7,670	473
Unrealized loss for more than twelve months	0	0	0	0	0	0

	2	6,527	365	3	7,670	473
Collateralized mortgage obligations
Unrealized loss for less than twelve months	20	244,698	2,707	17	232,135	2,131
Unrealized loss for more than twelve months	0	0	0	0	0	0

	20	244,698	2,707	17	232,135	2,131
States and political subdivisions
Unrealized loss for less than twelve months	8	9,383	148	17	20,126	1,042
Unrealized loss for more than twelve months	1	593	21	0	0	0

	9	9,976	169	17	20,126	1,042
Auction rate bonds
Unrealized loss for less than twelve months	0	0	0	0	0	0
Unrealized loss for more than twelve months	3	46,413	5,165	1	22,454	482

	3	46,413	5,165	1	22,454	482
Total available for sale
Unrealized loss for less than twelve months	36	320,330	3,451	39	279,885	3,692
Unrealized loss for more than twelve months	4	47,006	5,186	1	22,454	482

	40	$367,336	$8,637	40	$302,339	$4,174

Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Bank expects to receive full value for the securities. As of June 30, 2011, management does not intend to sell any of the securities classified as available for sale in the previous table, and management believes that it is more likely than not that PlainsCapital will not be required to sell any such securities before a recovery of cost. As of June 30, 2011, management believes the impairments detailed in the table are temporary and relate primarily to changes in interest rates and liquidity. No other-than-temporary impairment loss has been recognized in PlainsCapital’s consolidated statements of income.

2. Securities (continued)

The amortized cost and fair value of securities, excluding trading securities, as of June 30, 2011 are shown by contractual maturity below (in thousands).

	Securities Held to Maturity		Securities Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$3,972	$4,000	$0	$0
Due after one year through five years	3,276	3,383	23,018	23,116
Due after five years through ten years	15,416	15,961	81,549	81,461
Due after ten years	143,386	147,237	119,179	116,094

	166,050	170,581	223,746	220,671
Mortgage-backed securities	7,666	8,309	34,274	34,866
Collateralized mortgage obligations	19,729	20,103	496,103	495,780

	$193,445	$198,993	$754,123	$751,317

For both the three and six months ended June 30, 2011, the Bank received proceeds from the sale of available for sale securities of $76.2 million and realized gross gains of $1.2 million. For the three and six months ended June 30, 2010, the Bank received proceeds from the sale of available for sale securities of $38.0 million and $92.3 million, respectively, and recognized gross gains of $0.1 million and $1.7 million, respectively. The Bank determines the cost of securities sold by specific identification.

FSC realized net gains from its trading operations of $0.7 million and $1.7 million for the three and six months ended June 30, 2011, respectively, and $1.0 million and $1.5 million for the three and six months ended June 30, 2010, respectively.

During the first quarter of 2011, auction rate bonds with a net carrying amount of $28.6 million were transferred from held to maturity to available for sale to address a downgrade in credit rating from investment grade to below investment grade. The net carrying amount of the transferred securities included an unrealized loss of $5.1 million that was included, net of tax, in accumulated other comprehensive loss at June 30, 2011, reducing shareholders’ equity. As of both June 30, 2011 and December 31, 2010, the unrealized loss on the transferred securities was $5.0 million.

Securities with a carrying amount of approximately $551.9 million and $624.4 million (fair value of approximately $556.4 million and $623.6 million) at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. In addition, the Bank had secured a letter of credit from the Federal Home Loan Bank (“FHLB”) in the amount of $60.0 million at both June 30, 2011 and December 31, 2010, in lieu of pledging securities to secure certain public deposits.

3. Loans and Allowance for Loan Losses

Loans summarized by category as of June 30, 2011 and December 31, 2010, are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Commercial and industrial
Commercial	$1,341,627	$1,299,654
Lease financing	38,444	50,216
Securities (primarily margin loans)	232,421	289,351
Real estate	1,157,639	1,112,402
Construction and land development	316,831	343,920
Consumer	39,366	42,627

	3,126,328	3,138,170
Allowance for loan losses	(68,308)	(65,169)

	$3,058,020	$3,073,001

PlainsCapital has lending policies in place with the goal of establishing an asset portfolio that will provide a return on shareholders’ equity sufficient to maintain capital to assets ratios that meet or exceed established regulatory guidelines. Loans are underwritten with careful consideration of the borrower’s financial condition, the specific purpose of the loan, the primary sources of repayment and any collateral pledged to secure the loan.

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

PlainsCapital maintains an independent loan review department that reviews credit risk on an ongoing basis. The loan review process reviews the creditworthiness of borrowers and determines compliance with the loan policy. The loan review process compliments and reinforces the risk identification and assessment decisions made by lenders and credit personnel. Results of these reviews are presented to management and the Bank’s Board of Directors.

3. Loans and Allowance for Loan Losses (continued)

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments as they become due according to the terms of the loan agreement, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Impaired loans include non-accrual loans, troubled debt restructurings and partially charged-off loans. Impaired loans as of June 30, 2011 and December 31, 2010 are summarized by class in the following tables (in thousands):

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
						Three Months Ended	Six Months Ended
						June 30, 2011	June 30, 2011
As of June 30, 2011
Commercial and industrial
Secured by receivables	$15,150	$5,798	$1,749	$7,547	$616	$7,734	$11,596
Secured by equipment	2,849	509	0	509	0	869	692
Unsecured	9,410	2,638	2,772	5,410	1,181	4,643	2,760
Lease financing	1,937	1,937	0	1,937	0	3,645	3,983
All other commercial and industrial	935	331	604	935	197	910	4,428
Real estate
Secured by commercial properties	20,785	18,785	0	18,785	0	16,445	17,671
Secured by residential properties	8,024	4,225	3,299	7,524	103	8,167	8,722
Construction and land development
Residential construction loans	817	817	0	817	0	507	1,324
Commercial construction loans and land development	68,676	13,408	41,394	54,802	7,050	56,592	56,160
Consumer	30	30	0	30	0	32	33

	$128,613	$48,478	$49,818	$98,296	$9,147	$99,544	$107,369

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

As of December 31, 2010
Commercial and industrial
Secured by receivables	$24,036	$11,301	$4,343	$15,644	$2,089	$29,670
Secured by equipment	3,290	638	237	875	57	2,783
Unsecured	4,148	109	0	109	0	227
Lease financing	6,028	6,028	0	6,028	0	5,607
All other commercial and industrial	7,920	4,811	3,109	7,920	2,507	13,989
Real estate
Secured by commercial properties	19,039	16,427	130	16,557	1	8,417
Secured by residential properties	10,420	6,840	3,080	9,920	417	9,472
Construction and land development
Residential construction loans	1,831	1,831	0	1,831	0	1,094
Commercial construction loans and land development	70,801	36,430	21,087	57,517	3,724	33,728
Consumer	35	35	0	35	0	1

	$147,548	$84,450	$31,986	$116,436	$8,795	$104,988

Interest income recorded on impaired loans that were not in non-accrual status was approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2011, respectively. Interest income recorded on non-accrual loans for the three and six months ended June 30, 2011 and 2010 was nominal. At June 30, 2011, PlainsCapital had unadvanced commitments of approximately $0.5 million to borrowers whose loans had been restructured in troubled debt restructurings.

3. Loans and Allowance for Loan Losses (continued)

Non-accrual loans as of June 30, 2011 and December 31, 2010 are summarized by class in the following table (in thousands):

	June 30, 2011	December 31, 2010

Commercial and industrial
Secured by receivables	$7,135	$7,580
Secured by equipment	509	875
Unsecured	2,841	64
Lease financing	1,937	6,028
All other commercial and industrial	684	3,740
Real estate
Secured by commercial properties	8,854	4,426
Secured by residential properties	7,319	3,609
Construction and land development
Residential construction loans	169	199
Commercial construction loans and land development	54,559	57,423
Consumer	23	27

	$84,030	$83,971

The average aggregate balance of non-accrual loans for the three and six months ended June 30, 2010 was approximately $76.1 million and $77.7 million, respectively.

An analysis of the aging of PlainsCapital’s loan portfolio as of June 30, 2011 and December 31, 2010 is shown in the following tables (in thousands):

						Accruing Loans
	Loans Past Due	Loans Past Due	Total	Current	Total	Past Due
	30-89 Days	90 Days or More	Past Due Loans	Loans	Loans	90 Days or More
As of June 30, 2011
Commercial and industrial
Secured by receivables	$1,168	$3,571	$4,739	$618,665	$623,404	$0
Secured by equipment	564	389	953	125,984	126,937	0
Unsecured	112	8	120	104,799	104,919	0
Lease financing	3,363	1,937	5,300	33,144	38,444	0
All other commercial and industrial	1,206	80	1,286	717,502	718,788	0
Real estate
Secured by commercial properties	6,461	3,714	10,175	882,450	892,625	0
Secured by residential properties	1,639	3,119	4,758	260,256	265,014	0
Construction and land development
Residential construction loans	15	0	15	61,938	61,953	0
Commercial construction loans and land development	7,139	1,042	8,181	246,697	254,878	0
Consumer	48	16	64	39,302	39,366	0

	$21,715	$13,876	$35,591	$3,090,737	$3,126,328	$0

3. Loans and Allowance for Loan Losses (continued)

						Accruing Loans
	Loans Past Due	Loans Past Due	Total	Current	Total	Past Due
	30-89 Days	90 Days or More	Past Due Loans	Loans	Loans	90 Days or More
As of December 31, 2010
Commercial and industrial
Secured by receivables	$3,630	$3,655	$7,285	$648,856	$656,141	$0
Secured by equipment	1,092	287	1,379	121,011	122,390	0
Unsecured	15	0	15	92,812	92,827	0
Lease financing	2,204	5,343	7,547	42,669	50,216	71
All other commercial and industrial	265	2,778	3,043	714,604	717,647	0
Real estate
Secured by commercial properties	5,834	1,768	7,602	862,521	870,123	395
Secured by residential properties	4,017	1,286	5,303	236,976	242,279	0
Construction and land development
Residential construction loans	23	0	23	55,414	55,437	0
Commercial construction loans and land development	8,492	21,433	29,925	258,558	288,483	0
Consumer	149	0	149	42,478	42,627	0

	$25,721	$36,550	$62,271	$3,075,899	$3,138,170	$466

Management tracks credit quality trends on a monthly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, (iv) net charge-offs, and (v) general economic conditions at state and local levels.

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

3. Loans and Allowance for Loan Losses (continued)

The following tables present the internal risk grades of loans, as described above, in the portfolio as of June 30, 2011 and December 31, 2010 by class (in thousands):

	Pass	Special Mention	Substandard	Total
As of June 30, 2011
Commercial and industrial
Secured by receivables	$596,137	$9,106	$18,161	$623,404
Secured by equipment	123,724	773	2,440	126,937
Unsecured	89,401	0	3,358	92,759
Lease financing	36,276	0	2,168	38,444
All other commercial and industrial	707,974	13,235	9,739	730,948
Real estate
Secured by commercial properties	857,225	9,294	26,106	892,625
Secured by residential properties	255,561	0	9,453	265,014
Construction and land development
Residential construction loans	56,258	0	5,695	61,953
Commercial construction loans and land development	192,055	3,747	59,076	254,878
Consumer	39,261	0	105	39,366

	$2,953,872	$36,155	$136,301	$3,126,328

	Pass	Special Mention	Substandard	Total
As of December 31, 2010
Commercial and industrial
Secured by receivables	$628,464	$11,636	$16,041	$656,141
Secured by equipment	119,948	321	2,121	122,390
Unsecured	91,654	0	1,173	92,827
Lease financing	42,285	0	7,931	50,216
All other commercial and industrial	697,938	16,223	3,486	717,647
Real estate
Secured by commercial properties	834,940	13,078	22,105	870,123
Secured by residential properties	229,503	897	11,879	242,279
Construction and land development
Residential construction loans	55,029	209	199	55,437
Commercial construction loans and land development	222,046	1,205	65,232	288,483
Consumer	42,536	40	51	42,627

	$2,964,343	$43,609	$130,218	$3,138,170

Net investment in lease financing at June 30, 2011 and December 31, 2010 is shown in the following table (in thousands).

	June 30,	December 31,
	2011	2010
Future minimum lease payments	$40,005	$53,178
Unguaranteed residual value	194	139
Guaranteed residual value	2,072	2,096
Initial direct costs, net of amortization	110	166
Unearned income	(3,937)	(5,363)

	$38,444	$50,216

3. Loans and Allowance for Loan Losses (continued)

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in the existing portfolio of loans. Management has responsibility for determining the level of the allowance for loan losses, subject to review by the Audit Committee of our Board of Directors and the Directors’ Loan Review Committee of the Bank’s Board of Directors.

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

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic and is individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. When loans are determined to be impaired, specific reserves are provided in our estimate of the allowance, as appropriate. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segment adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures; changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio; the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; changes in the quality of the institution’s loan review system; changes in the value of underlying collateral for collateral-dependent loans; and the existence and effect of any concentrations of credit, and changes in the level of such concentrations.

We design our loan review program to identify and monitor problem loans by maintaining a credit grading process, ensuring that timely and appropriate changes are made to the loans with assigned risk grades and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review all loan relationships that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve adequate coverage of our various lending markets.

Homogenous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. As of June 30, 2011, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

3. Loans and Allowance for Loan Losses (continued)

Changes in the allowance for loan losses, distributed by portfolio segment, for the three and six months ended June 30, 2011 were as follows (in thousands):

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Unallocated	Total
Three Months Ended June 30, 2011
Balance at beginning of period	$40,862	$11,276	$13,236	$442	$124	$65,940
Provision charged to operations	4,780	(90)	2,705	(44)	(113)	7,238
Loans charged off	(3,675)	(358)	(1,241)	(17)	0	(5,291)
Recoveries on charged off loans	195	23	159	44	0	421

Balance at end of period	$42,162	$10,851	$14,859	$425	$11	$68,308

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Unallocated	Total
Six Months Ended June 30, 2011
Balance at beginning of period	$41,687	$11,732	$11,227	$523	$0	$65,169
Provision charged to operations	7,804	(278)	6,280	(79)	11	13,738
Loans charged off	(7,730)	(775)	(2,812)	(80)	0	(11,397)
Recoveries on charged off loans	401	172	164	61	0	798

Balance at end of period	$42,162	$10,851	$14,859	$425	$11	$68,308

Changes in the allowance for loan losses for the three and six months ended June 30, 2010 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Balance at beginning of period	$49,971	$52,092
Provision charged to operations	10,245	33,200
Loans charged off	(4,055)	(29,402)
Recoveries on charged off loans	214	485

Balance at end of period	$56,375	$56,375

As of June 30, 2011 and December 31, 2010, the loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
As of June 30, 2011
Loans individually evaluated for impairment	$16,338	$26,309	$55,619	$30	$98,296
Loans collectively evaluated for impairment	1,596,154	1,131,330	261,212	39,336	3,028,032

	$1,612,492	$1,157,639	$316,831	$39,366	$3,126,328

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
As of December 31, 2010
Loans individually evaluated for impairment	$30,576	$26,477	$59,348	$35	$116,436
Loans collectively evaluated for impairment	1,608,645	1,085,925	284,572	42,592	3,021,734

	$1,639,221	$1,112,402	$343,920	$42,627	$3,138,170

3. Loans and Allowance for Loan Losses (continued)

As of June 30, 2011 and December 31, 2010, the allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Unallocated	Total
As of June 30, 2011
Loans individually evaluated for impairment	$1,994	$103	$7,050	$0	$0	$9,147
Loans collectively evaluated for impairment	40,168	10,748	7,809	425	11	59,161

	$42,162	$10,851	$14,859	$425	$11	$68,308

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Unallocated	Total
As of December 31, 2010
Loans individually evaluated for impairment	$4,654	$417	$3,724	$0	$0	$8,795
Loans collectively evaluated for impairment	37,033	11,315	7,503	523	0	56,374

	$41,687	$11,732	$11,227	$523	$0	$65,169

Net (charge-offs)/recoveries by class for the three and six months ended June 30, 2011 and 2010 are shown in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Commercial and industrial
Secured by receivables	$(2,395)	$(1,825)	$(3,261)	$(11,219)
Secured by equipment	(292)	(316)	(559)	(2,293)
Unsecured	(299)	(250)	(313)	(812)
Lease financing	(476)	(325)	(746)	(452)
All other commercial and industrial	(18)	(717)	(2,450)	(5,784)
Real estate
Secured by commercial properties	22	0	61	(7,392)
Secured by residential properties	(357)	0	(664)	(304)
Construction and land development
Residential construction loans	82	(325)	59	(423)
Commercial construction loans and land development	(1,164)	(36)	(2,707)	(128)
Consumer	27	(47)	(19)	(110)

	$(4,870)	$(3,841)	$(10,599)	$(28,917)

4. Deposits

Deposits at June 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	June 30,	December 31,
	2011	2010
Noninterest-bearing demand	$288,557	$256,372
Interest-bearing:
NOW accounts	56,883	61,800
Money market	1,647,602	1,416,816
Brokered - money market	274,986	374,972
Demand	47,713	71,547
Savings	198,938	167,398
In foreign branches	132,543	132,131
Time - $100,000 and over	778,631	817,956
Time - other	224,585	218,163
Brokered - time	312,234	401,304

	$3,962,672	$3,918,459

5. Short-Term Borrowings

Short-term borrowings at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Federal funds purchased	$221,450	$134,675
Securities sold under agreements to repurchase	203,277	304,207
Federal Home Loan Bank notes	25,000	100,000
Treasury tax and loan note option account	2,550	3,002
Short-term bank loans	2,500	40,250

	$454,777	$582,134

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

	Six Months Ended June 30,
	2011	2010
Average balance during the period	$435,077	$220,965
Average interest rate during the period	0.24%	0.23%

	June 30,	December 31,
	2011	2010
Average interest rate at end of period	0.21%	0.23%
Securities underlying the agreements at end of period
Carrying value	$197,373	$276,284
Estimated fair value	$250,380	$336,317

5. Short-Term Borrowings (continued)

The estimated fair value of securities underlying repurchase agreements above includes approximately $52.5 million of securities owned by FSC customers and pledged to FSC as collateral for margin loans as of June 30, 2011. FSC is permitted to sell or re-pledge customer securities held as collateral for margin loans under the terms of the margin loan agreements between FSC and its customers.

FHLB notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following table (dollar amounts in thousands).

	Six Months Ended June 30,
	2011	2010
Average balance during the period	$34,392	$299,862
Average interest rate during the period	0.42%	0.67%

	June 30,	December 31,
	2011	2010
Average interest rate at end of period	0.41%	0.43%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts, and other short-term operating activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at both June 30, 2011 and December 31, 2010 was 1.50%.

6. Notes Payable

Notes payable at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Term note with JPMorgan Chase, due July 31, 2012. Principal payments of $0.9 million and interest are payable quarterly.	$17,700	$17,700
Revolving credit line with JPMorgan Chase not to exceed $5.0 million. Facility matures July 31, 2012 with interest payable quarterly.	5,000	1,000
Term note with JPMorgan Chase, due July 31, 2011. Principal payments of $1.9 million and interest are payable quarterly.	1,913	5,738
Term note with JPMorgan Chase, due July 31, 2012, Principal payments of $0.5 million and interest are payable semi-annually.	2,500	3,000
Term note with JPMorgan Chase, due October 27, 2015, Principal payments of $25,000 and interest are payable quarterly.	500	500
Subordinated note with JPMorgan Chase, not to exceed $20 million. Facility matures October 27, 2015 with interest payable quarterly.	20,000	20,000
First Southwest nonrecourse notes, due January 25, 2035 with interest payable quarterly.	14,486	15,838

	$62,099	$63,776

6. Notes Payable (continued)

The agreements underlying the JPMorgan Chase debt include certain restrictive covenants, including limitations on the ability to incur additional debt, limitations on the disposition of assets and requirements to maintain various financial ratios, including a non-performing asset ratio, at acceptable levels.

In July 2011, PlainsCapital made the final payment of $1.9 million on its term note with JPMorgan Chase that was scheduled to mature on July 31, 2011.

The previous table reflects July 2011 amendments (“July 2011 Amendments”) to loan agreements between PlainsCapital and JPMorgan Chase governing PlainsCapital’s existing line of credit and term notes. The July 2011 Amendments converted PlainsCapital’s $17.7 million revolving line of credit to a term note, extended the maturity of PlainsCapital’s remaining line of credit and term notes expiring July 31, 2011 to July 31, 2012 and, where applicable, decreased the acceptable non-performing asset ratio for the Bank from 4.50% to 4.00%, effective beginning September 30, 2011. At June 30, 2011, the Bank’s non-performing asset ratio, as defined, was 3.17%, which was in compliance with the non-performing asset ratio covenant.

7. Income Taxes

PlainsCapital’s effective tax rate was 33.86% and 32.02% for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, PlainsCapital’s effective tax rate was 34.89% and 31.26%, respectively. Due to lower levels of pre-tax income in the first quarter of 2010, the portion of our pre-tax income that was taxed at the highest marginal rate decreased. Accordingly, the effective tax rate for the six months ended June 30, 2010 was lower than the effective tax rate in the comparable period in 2011.

PlainsCapital files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. PlainsCapital is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

8. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $4.7 million and $0.5 million at June 30, 2011 and December 31, 2010, respectively.

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

8. Commitments and Contingencies (continued)

Additionally, as a result of these SEC and DOJ investigations into industry-wide practices, FSC has been named as a defendant in 20 individual lawsuits. These lawsuits have been brought by several California public entities and two New York non-profit corporations that do not seek to certify a class. The Judicial Panel on Multidistrict Litigation has transferred these cases to the United States District Court, Southern District of New York. The California plaintiffs allege violations of Section 1 of the Sherman Act and the California Cartwright Act. The New York plaintiffs allege violations of Section 1 of the Sherman Act and the New York Donnelly Act. The allegations against FSC are very limited in scope. FSC has filed answers in each of the twenty lawsuits denying the allegations and asserting several affirmative defenses. FSC intends to defend itself vigorously in these individual actions. The relief sought is unspecified monetary damages.

PlainsCapital and subsidiaries are defendants in various other legal matters arising in the normal course of business. Management believes that the ultimate liability, if any, arising from these matters will not materially affect the consolidated financial statements.

Other Contingencies

PlainsCapital and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 17 years and under capital leases with remaining terms of 11 to 18 years. Future minimum payments under these leases have not changed significantly from the amounts reported at December 31, 2010 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 22, 2011. Rental expense under the operating leases was approximately $5.8 million and $5.2 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, rental expense was approximately $11.4 million and $10.4 million, respectively.

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

The Bank had in the aggregate outstanding unused commitments to extend credit of $896.5 million at June 30, 2011. The Bank had outstanding standby letters of credit of $47.3 million at June 30, 2011.

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

10. Stock-Based Compensation

PlainsCapital has several stock option plans (the “Stock Option Plans”) that provide for the granting of stock options to officers and key employees. PlainsCapital has also granted restricted stock to a group of officers and key employees.

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

Stock-based compensation cost was approximately $0.6 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, stock-based compensation cost was $1.1 million and $0.7 million.

At June 30, 2011, unrecognized cost related to unvested restricted stock and restricted stock units was $5.4 million and $5.9 million, respectively. The vesting of the unvested restricted stock and restricted stock units will automatically accelerate in full under certain conditions. Upon a change in control of PlainsCapital, the entire unrecognized cost related to both unvested restricted stock and restricted stock units would be recognized in noninterest expense immediately. On the date upon which our common stock is listed and traded on an exchange registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the entire unrecognized cost related to unvested restricted stock would be recognized in noninterest expense immediately.

At June 30, 2011, a total of 189,441 shares were available for grant under the Stock Option Plans and 253,687 shares were available for awards under the 2010 Plan. PlainsCapital typically issues new shares upon exercise of option grants.

Information regarding unvested restricted stock and restricted stock units for the six months ended June 30, 2011 is as follows:

	2011		2011
	Unvested	Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant
	Stock	Date Fair Value	Stock Units	Date Fair Value
Outstanding, January 1	535,862	$11.48	290,057	$12.58
Granted	76,383	11.26	298,592	11.26
Vested	(83,713)	11.47	0	0.00
Cancellations and expirations	0	0.00	(2,000)	11.26

Outstanding, June 30	528,532	$11.45	586,649	$11.91

Information regarding the Stock Option Plans for the six months ended June 30, 2011 is as follows:

	2011
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, January 1	725,651	$9.62
Exercised	(2,764)	6.70
Cancellations and expirations	(9,780)	12.88

Outstanding, June 30	713,107	$9.59

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

	At June 30, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$209,378	4%	$500,797	9.57%
Tier 1 capital (to risk-weighted assets)	154,830	4%	500,797	12.94%
Total capital (to risk-weighted assets)	309,659	8%	549,437	14.19%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$209,640	4%	$482,797	9.21%
Tier 1 capital (to risk-weighted assets)	155,253	4%	482,797	12.44%
Total capital (to risk-weighted assets)	310,505	8%	547,568	14.11%

	At December 31, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$206,270	4%	$485,013	9.41%
Tier 1 capital (to risk-weighted assets)	152,091	4%	485,013	12.76%
Total capital (to risk-weighted assets)	304,181	8%	532,769	14.01%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$206,664	4%	$462,823	8.96%
Tier 1 capital (to risk-weighted assets)	152,946	4%	462,823	12.10%
Total capital (to risk-weighted assets)	305,891	8%	526,843	13.78%

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

	At June 30, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$261,722	5%	$500,797	9.57%
Tier 1 capital (to risk-weighted assets)	232,244	6%	500,797	12.94%
Total capital (to risk-weighted assets)	387,074	10%	549,437	14.19%

	At December 31, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$257,838	5%	$485,013	9.41%
Tier 1 capital (to risk-weighted assets)	228,136	6%	485,013	12.76%
Total capital (to risk-weighted assets)	380,227	10%	532,769	14.01%

Pursuant to the net capital requirements of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At June 30, 2011, FSC had net capital of $57.0 million; the minimum net capital requirement was $3.4 million; net capital maintained by FSC was 33% of aggregate debits; and net capital in excess of the minimum requirement was $53.6 million.

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

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At June 30, 2011, approximately $53.1 million of retained earnings was available for dividend declaration without prior approval from the Federal Reserve.

13. Assets Segregated for Regulatory Purposes

FSC was not required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 of the Exchange Act at June 30, 2011 or December 31, 2010. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2011 or December 31, 2010.

14. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Receivables
Securities borrowed	$66,934	$34,495
Securities failed to deliver	1,452	4,287
Clearing organizations	2,117	6,926
Due from dealers	37	60

	$70,540	$45,768

Payables
Securities loaned	$69,710	$39,660
Correspondents	51,565	24,171
Securities failed to receive	4,957	1,140
Clearing organizations	1,176	661

	$127,408	$65,632

15. Fair Value Measurements

Fair Value Measurements and Disclosures

PlainsCapital determines fair values in compliance with the Fair Value Measurements and Disclosures Topic of the ASC (“Fair Value Topic”). The Fair Value Topic defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires disclosures about fair value measurements. The Fair Value Topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Fair Value Topic assumes that transactions upon which fair value measurements are based occur in the principal market for the asset or liability being measured. Further, fair value measurements made under the Fair Value Topic exclude transaction costs and are not the result of forced transactions.

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

At June 30, 2011, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $597.8 million, while the unpaid principal balance of those loans was $583.4 million. At December 31, 2010, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $476.4 million, while the unpaid principal balance of those loans was $465.3 million. The fair value excludes interest, which is reported as interest income on loans in the income statement.

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

At June 30, 2011, the Bank held auction rate bonds purchased as a result of the First Southwest acquisition. The estimated fair value of the auction rate bonds is determined quarterly by a third-party valuation specialist using Level 3 inputs, primarily due to the lack of observable market data. Inputs for the valuation were developed using terms of the auction rate bonds, market interest rates, asset appropriate credit transition matrices and recovery rates and assumptions regarding the term to maturity of the auction rate bonds. The following table reconciles the beginning and ending balances of assets measured at fair value using Level 3 inputs (in thousands).

Auction
Rate Bonds
Balance, January 1, 2011	$22,454
Unrealized losses in other comprehensive income, net	(4,682)
Transfers from held to maturity	28,564
Premium amortization and discount accretion, net	77

Balance, June 30, 2011	$46,413

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

	At June 30, 2011
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Loans held for sale	$0	$597,783	$0	$597,783
Securities available for sale	0	704,904	46,413	751,317
Trading securities	0	24,836	0	24,836
Derivative assets	0	6,688	0	6,688
Time deposits	0	1,045	0	1,045
Trading liabilities	0	3,120	0	3,120
Derivative liabilities	0	135	0	135

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
		Other	Total		Other	Total
	Net Gains from	Noninterest	Changes in	Net Gains from	Noninterest	Changes in
	Sale of Loans	Income	Fair Value	Sale of Loans	Income	Fair Value
Loans held for sale	$2,754	$0	$2,754	$7,410	$0	$7,410
Time deposits	0	(1)	(1)	0	(3)	(3)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
		Other	Total		Other	Total
	Net Gains from	Noninterest	Changes in	Net Gains from	Noninterest	Changes in
	Sale of Loans	Income	Fair Value	Sale of Loans	Income	Fair Value
Loans held for sale	$3,322	$0	$3,322	$8,239	$0	$8,239
Time deposits	0	(3)	(3)	0	(4)	(4)

PlainsCapital also determines the fair value of assets and liabilities on a non-recurring basis. For example, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans – PlainsCapital reports impaired loans at fair value through allocations of the allowance for loan losses. PlainsCapital determines fair value using Level 2 inputs consisting of observable loss experience for similar loans. At June 30, 2011, loans with a carrying amount of $49.8 million had been reduced by allocations of the allowance for loan losses of $9.1 million, resulting in a reported fair value of $40.7 million.

Other Real Estate Owned – PlainsCapital reports other real estate owned at fair value through use of valuation allowances that are charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation adjustments are charged against earnings. PlainsCapital determines fair value using Level 2 inputs consisting of independent appraisals. At June 30, 2011, the estimated fair value of other real estate owned was $19.7 million.

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

15. Fair Value Measurements (continued)

The estimated fair values of PlainsCapital’s financial instruments are shown below (in thousands):

	At June 30, 2011		At December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and short-term investments	$219,731	$219,731	$486,709	$486,709
Loans held for sale	598,965	598,965	477,711	477,711
Securities	969,598	975,146	865,080	860,897
Loans, net	3,058,020	3,098,182	3,073,001	3,116,532
Broker-dealer and clearing organization receivables	70,540	70,540	45,768	45,768

Fee award receivable	18,603	18,603	19,222	19,222
Cash surrender value of life insurance policies	22,769	22,769	22,410	22,410
Interest rate swaps, interest rate lock commitments (“IRLCs”) and forward purchase commitments	6,688	6,688	4,107	4,107
Accrued interest receivable	16,412	16,412	16,615	16,615

Financial liabilities
Deposits	3,962,672	3,970,214	3,918,459	3,924,188
Broker-dealer and clearing organization payables	127,408	127,408	65,632	65,632
Other trading liabilities	3,120	3,120	4,944	4,944
Short-term borrowings	454,777	454,777	582,134	582,134
Debt	129,111	129,111	130,788	130,788

Forward purchase commitments	135	135	317	317
Accrued interest payable	3,367	3,367	5,949	5,949

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 15, PrimeLending elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides PrimeLending the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. PrimeLending provides IRLCs to its customers and executes forward purchase commitments to sell mortgage loans. The fair values of both IRLCs and purchase commitments are recorded in other assets or other liabilities, as appropriate. Changes in the fair values of these derivative instruments produced a net gain of approximately $2.3 million for the three months ended June 30, 2011, and a loss of $0.5 million for the three months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, changes in the fair value of these instruments produced net gains of $2.8 million and $1.1 million, respectively. The net gains were recorded as a component of gain on sale of loans.

16. Derivative Financial Instruments (continued)

Derivative positions at June 30, 2011 and December 31, 2010 are presented in the following table (in thousands):

	At June 30, 2011		At December 31, 2010
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Non-hedging derivative instruments
IRLCs	$616,537	$3,835	$442,270	$274
Interest rate swaps	1,969	114	1,969	129
Forward purchase commitments	623,799	2,604	436,241	3,387

The Bank recorded unrealized gains (losses), net of reclassifications adjustments, on the swaps designated as cash flow hedges in other comprehensive income as shown in the following table (in thousands).

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Before-Tax	Tax Benefit	After-Tax	Before-Tax	Tax Benefit	After-Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Change in market value	$0	$0	$0	$0	$0	$0
Reclassification adjustments	(18)	6	(12)	(18)	6	(12)

Other comprehensive income (loss)	$(18)	$6	$(12)	$(18)	$6	$(12)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Before-Tax	Tax Benefit	After-Tax	Before-Tax	Tax Benefit	After-Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
Change in market value	$0	$0	$0	$0	$0	$0
Reclassification adjustments	(69)	24	(45)	(23)	8	(15)

Other comprehensive income (loss)	$(69)	$24	$(45)	$(23)	$8	$(15)

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

17. Segment and Related Information (continued)

The following tables present information about the revenues, profits and assets of PlainsCapital’s reportable segments (in thousands).

Income Statement Data

	Three Months Ended June 30, 2011
		Mortgage	Financial	Intercompany	PlainsCapital
	Banking	Origination	Advisory	Eliminations	Consolidated
Interest income	$51,627	$5,439	$3,760	$(6,108)	$54,718
Interest expense	8,385	9,209	795	(8,856)	9,533

Net interest income (expense)	43,242	(3,770)	2,965	2,748	45,185
Provision for loan losses	7,250	(12)	0	0	7,238
Noninterest income	8,985	79,176	22,279	(2,851)	107,589
Noninterest expense	25,824	71,768	24,491	(153)	121,930

Income before taxes	19,153	3,650	753	50	23,606
Income tax provision	6,499	1,238	255	0	7,992

Consolidated net income	12,654	2,412	498	50	15,614
Less: net income attributable to noncontrolling interest	0	110	74	0	184

Net income attributable to PlainsCapital Corporation	$12,654	$2,302	$424	$50	$15,430

	Six Months Ended June 30, 2011
		Mortgage	Financial	Intercompany	PlainsCapital
	Banking	Origination	Advisory	Eliminations	Consolidated
Interest income	$100,519	$9,306	$7,327	$(10,431)	$106,721
Interest expense	16,886	16,611	1,545	(15,931)	19,111

Net interest income (expense)	83,633	(7,305)	5,782	5,500	87,610
Provision for loan losses	13,750	(12)	0	0	13,738
Noninterest income	16,331	140,837	41,466	(5,705)	192,929
Noninterest expense	54,459	129,929	46,981	(398)	230,971

Income before taxes	31,755	3,615	267	193	35,830
Income tax provision	11,138	1,268	94	0	12,500

Consolidated net income	20,617	2,347	173	193	23,330
Less: net income attributable to noncontrolling interest	0	178	128	0	306

Net income attributable to PlainsCapital Corporation	$20,617	$2,169	$45	$193	$23,024

17. Segment and Related Information (continued)

Income Statement Data

	Three Months Ended June 30, 2010
		Mortgage	Financial	Intercompany	PlainsCapital
	Banking	Origination	Advisory	Eliminations	Consolidated
Interest income	$54,248	$6,785	$2,825	$(7,806)	$56,052
Interest expense	9,171	11,728	935	(12,084)	9,750

Net interest income (expense)	45,077	(4,943)	1,890	4,278	46,302
Provision for loan losses	9,510	735	0	0	10,245
Noninterest income	8,770	72,796	25,051	(4,421)	102,196
Noninterest expense	30,140	61,137	25,221	(158)	116,340

Income before taxes	14,197	5,981	1,720	15	21,913
Income tax provision	4,549	1,916	551	0	7,016

Consolidated net income	9,648	4,065	1,169	15	14,897
Less: net income attributable to noncontrolling interest	0	161	85	0	246

Net income attributable to PlainsCapital Corporation	$9,648	$3,904	$1,084	$15	$14,651

	Six Months Ended June 30, 2010
		Mortgage	Financial	Intercompany	PlainsCapital
	Banking	Origination	Advisory	Eliminations	Consolidated
Interest income	$105,152	$11,276	$5,217	$(13,285)	$108,360
Interest expense	18,447	21,014	1,767	(21,843)	19,385

Net interest income (expense)	86,705	(9,738)	3,450	8,558	88,975
Provision for loan losses	32,465	735	0	0	33,200
Noninterest income	19,383	120,250	46,838	(8,843)	177,628
Noninterest expense	55,773	106,078	47,569	(320)	209,100

Income before taxes	17,850	3,699	2,719	35	24,303
Income tax provision	5,587	1,158	851	0	7,596

Consolidated net income	12,263	2,541	1,868	35	16,707
Less: net income attributable to noncontrolling interest	0	220	150	0	370

Net income attributable to PlainsCapital Corporation	$12,263	$2,321	$1,718	$35	$16,337

17. Segment and Related Information (continued)

Balance Sheet Data

	June 30, 2011
		Mortgage	Financial	All Other and	PlainsCapital
	Banking	Origination	Advisory	Eliminations	Consolidated
Cash and due from banks	$125,206	$77,954	$4,245	$(79,402)	$128,003
Loans held for sale	1,182	597,783	0	0	598,965
Securities	944,762	0	24,836	0	969,598
Loans, net	3,427,850	2,237	229,995	(602,062)	3,058,020
Broker-dealer and clearing organization receivables	0	0	70,540	0	70,540
Investment in subsidiaries	190,800	0	0	(190,800)	0
Goodwill and other intangible assets, net	7,862	23,706	16,725	0	48,293
Other assets	248,732	27,864	119,255	(9,461)	386,390

Total assets	$4,946,394	$729,544	$465,596	$(881,725)	$5,259,809

Deposits	$4,019,052	$0	$57,784	$(114,164)	$3,962,672
Broker-dealer and clearing organization payables	0	0	127,408	0	127,408
Short-term borrowings	333,697	0	121,080	0	454,777
Notes payable	0	565,109	16,372	(519,382)	62,099
Junior subordinated debentures	0	0	0	67,012	67,012
Other liabilities	50,882	67,882	58,763	(57,062)	120,465
PlainsCapital Corporation shareholders’ equity	542,763	95,664	84,189	(258,570)	464,046
Noncontrolling interest	0	889	0	441	1,330

Total liabilities and shareholders’ equity	$4,946,394	$729,544	$465,596	$(881,725)	$5,259,809

	December 31, 2010
		Mortgage	Financial	All Other and	PlainsCapital
	Banking	Origination	Advisory	Eliminations	Consolidated
Cash and due from banks	$329,300	$79,428	$4,420	$(80,940)	$332,208
Loans held for sale	1,269	476,442	0	0	477,711
Securities	846,149	0	18,931	0	865,080
Loans, net	3,275,433	2,305	286,661	(491,398)	3,073,001
Broker-dealer and clearing organization receivables	0	0	45,768	0	45,768
Investment in subsidiaries	240,664	0	0	(240,664)	0
Goodwill and other intangible assets, net	7,862	23,706	17,753	0	49,321
Other assets	280,277	22,269	129,087	41,932	473,565

Total assets	$4,980,954	$604,150	$502,620	$(771,070)	$5,316,654

Deposits	$3,954,711	$0	$79,770	$(116,022)	$3,918,459
Broker-dealer and clearing organization payables	0	0	65,632	0	65,632
Short-term borrowings	404,541	0	177,593	0	582,134
Notes payable	39,220	453,449	18,492	(447,385)	63,776
Junior subordinated debentures	0	0	0	67,012	67,012
Other liabilities	41,998	61,558	77,916	(9,107)	172,365
PlainsCapital Corporation shareholders’ equity	540,484	88,796	83,217	(266,006)	446,491
Noncontrolling interest	0	347	0	438	785

Total liabilities and shareholders’ equity	$4,980,954	$604,150	$502,620	$(771,070)	$5,316,654

18. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income applicable to PlainsCapital Corporation common shareholders	$14,027	$13,261	$20,221	$13,559
Less: income applicable to participating securities	518	487	727	485

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$13,509	$12,774	$19,494	$13,074

Weighted-average shares outstanding	32,847,678	32,677,426	32,810,850	32,637,571
Less: participating securities included in weighted-average shares outstanding	1,213,192	1,199,158	1,180,823	1,169,326

Weighted-average shares outstanding for basic earnings per common share	31,634,486	31,478,268	31,630,027	31,468,245

Basic earnings per common share	$0.43	$0.40	$0.62	$0.41

Income applicable to PlainsCapital Corporation common shareholders	$14,027	$13,261	$20,221	$13,559

Weighted-average shares outstanding	31,634,486	31,478,268	31,630,027	31,468,244
Dilutive effect of contingently issuable shares due to First Southwest acquisition	1,722,152	1,720,740	1,722,152	1,720,740
Dilutive effect of stock options and non-vested stock awards	219,728	274,134	198,787	426,101

Weighted-average shares outstanding for diluted earnings per common share	33,576,366	33,473,142	33,550,966	33,615,085

Diluted earnings per common share	$0.42	$0.40	$0.60	$0.40

PlainsCapital uses the two-class method prescribed by the Earnings Per Share Topic of the ASC to compute earnings per common share. Participating securities include non-vested restricted stock and shares of PlainsCapital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition.

The weighted-average shares outstanding used to compute diluted earnings per common share do not include outstanding options of 265,179 for the three and six months ended June 30, 2011 and 57,000 for the three months and six months ended June 30, 2010. The exercise price of the excluded options exceeded the estimated average market price of PlainsCapital stock in the periods shown. Accordingly, the assumed exercise of the excluded options would have been antidilutive.

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

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB amended the Receivables Topic of the ASC to clarify when creditors should classify loan modifications as troubled debt restructurings (“TDR Amendment”). The TDR Amendment requires creditors to separately conclude that a creditor has granted a concession to a debtor and that the debtor is experiencing financial difficulties in order to classify a loan modification as a troubled debt restructuring. The TDR Amendment became effective for PlainsCapital on July 1, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. As a result of applying the TDR amendment, PlainsCapital may identify receivables that are newly considered impaired. For purposes of measuring impairment of receivables so identified, PlainsCapital applied the TDR amendment prospectively beginning July 1, 2011. PlainsCapital does not expect the adoption of the TDR Amendment to have a significant effect on its financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, the FASB amended the Comprehensive Income Topic of the ASC to revise the manner in which entities present comprehensive income in their financial statements. Beginning January 1, 2012, PlainsCapital will present the components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements, rather than in the statement of shareholders’ equity, as it does currently.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless the context otherwise indicates, the references to “we,” “us,” “our,” “our company” or “PlainsCapital” refer to PlainsCapital Corporation, a Texas corporation, and its consolidated subsidiaries as a whole, references to the “Bank” refer to PlainsCapital Bank, a Texas banking association (a wholly owned subsidiary of PlainsCapital Corporation), references to “First Southwest” refer to First Southwest Holdings, LLC, a Delaware limited liability company (a wholly owned subsidiary of the Bank), and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company, a Delaware corporation (a wholly owned subsidiary of First Southwest Holdings, LLC), and references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company, a Texas corporation (a wholly owned subsidiary of the Bank), and its subsidiaries as a whole. In addition, unless the context otherwise requires, references to “shareholders” are to the holders of our voting securities, which consist of our Common Stock, par value $0.001 per share, and our Original Common Stock, par value $0.001 per share, and references to our “common stock” are to our Common Stock and our Original Common Stock, collectively.

The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2011, and with our consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2011 (our “Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “believes,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predicts,” “project,” “should,” “will,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We make forward-looking statements regarding topics including, without limitation, our projected sources of funds, expectations concerning mortgage loan origination volume, expectations concerning the hiring of additional mortgage bankers, anticipated changes in our revenues or earnings, expectations regarding financial or other market conditions, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, and the collectability of margin loans. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

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

(4) cost and availability of capital;

(5) changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

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

Overview

We are a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. As of June 30, 2011, on a consolidated basis, we had total assets of approximately $5.3 billion, total deposits of approximately $4.0 billion, total loans, including loans held for sale, of approximately $3.7 billion, and shareholders’ equity of approximately $464.0 million. The Bank, one of our wholly owned subsidiaries, provides a broad array of financial products and services, including commercial banking, personal banking, wealth management and treasury management, from offices located throughout central, north and west Texas. In addition to the Bank, we have various subsidiaries with specialized areas of expertise that also offer an array of financial products and services such as mortgage origination and financial advisory services.

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. During the first half of 2011, we generated $87.6 million in net interest income, compared with $89.0 million in the first half of 2010. Net interest margin is a measure of net interest income as a percentage of average interest-earning assets. Our taxable equivalent net interest margin was 3.60% for the six months ended June 30, 2011, as compared to 4.11% for the six months ended June 30, 2010.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Mortgage loan origination fees and net gains from sale of loans. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the first half of 2011, we generated $140.4 million in mortgage loan origination fees and net gains from sale of loans, a 16.63% increase compared to the six-month period ended June 30, 2010. PrimeLending continued to add staff and open mortgage banking offices on an opportunistic basis in 2010. This increase in staff led to increased market share that resulted in a higher volume of mortgage originations for home purchases during the first half of 2011. Total dollar volume of mortgage loan originations increased 16.39% in the first half of 2011 compared to the six-month period ended June 30, 2010.

(ii)	Investment advisory fees and commissions and securities brokerage fees and commissions. Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $39.7 million and $45.5 million in investment advisory fees and commissions and securities brokerage fees and commissions during the six months ended June 30, 2011 and 2010, respectively.

In the aggregate, we generated $192.9 million and $177.6 million in noninterest income during the six months ended June 30, 2011 and 2010, respectively. The increase in noninterest income was primarily due to an increase in net gains on the sale of mortgage loans. The contribution of noninterest income to net revenues (net interest income plus noninterest income) was 68.77% during the six months ended June 30, 2011 versus 66.63% during the six months ended June 30, 2010.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses. Employees’ compensation and benefits were 62.67% and 62.33% of total noninterest expense for the six months ended June 30, 2011 and 2010, respectively.

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

Our reportable segments also serve as reporting units for the purpose of testing our goodwill for impairment. We do not believe that our reporting units are currently at risk of failing the Step 1 impairment test prescribed in the Goodwill Subtopic of the FASB Accounting Standards Codification.

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

The banking segment provides primarily business banking and personal banking products and services and generated 35.61% and 39.75% of our net revenue for the six months ended June 30, 2011 and 2010, respectively. The banking segment generates revenue from earning assets, and its results of operations are primarily dependent on net interest income. The banking segment also derives revenue from other sources, primarily service charges on customer deposit accounts and trust fees.

The mortgage origination segment generated 47.56% and 41.41% of our net revenue for the six months ended June 30, 2011 and 2010, respectively. The mortgage origination segment offers a variety of loan products from offices in 34 states and generates revenue primarily from fees charged on the origination of loans and from selling these loans in the secondary market.

We generate the remainder of our net revenue from our financial advisory services. The financial advisory segment generated 16.83% and 18.84% of our net revenue for the six months ended June 30, 2011 and 2010, respectively. The majority of revenues in the financial advisory segment are generated from fees and commissions earned from investment advisory and securities brokerage services at First Southwest.

In recent years, PrimeLending has expanded into new markets through hiring individual, as well as groups of, mortgage bankers as opportunities arise. The hiring of these mortgage bankers has allowed PrimeLending to increase its share of the national market for mortgage loan originations, which has contributed to the increase in the net revenues of our mortgage origination segment relative to our other segments. Although we expect this trend to continue throughout at least the remainder of 2011, given the opportunistic nature of this growth, it may be discontinued at any time. Such increases in segment revenue may not result in corresponding increases in the percentage of our net income contributed by our mortgage origination segment.

Operating Results

Consolidated net income for the second quarter of 2011 was $15.4 million, or $0.42 per diluted share, compared to $14.7 million, or $0.40 per diluted share, for the second quarter of 2010. Consolidated net income for the six months ended June 30, 2011 was $23.0 million, or $0.60 per diluted share, compared to $16.3 million, or $0.40 per diluted share, for the six months ended June 30, 2010. The improvement in net income for both the three- and six-month periods is primarily due to a lower amount of provision for loan losses.

We consider the ratios shown in the table below to be key indicators of our performance:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Six Months Ended June 30, 2010
Return on average shareholders’ equity	10.28%	7.44%	7.74%

Return on average assets	0.87%	0.65%	0.69%

Net interest margin (taxable equivalent)	3.60%	3.95%	4.11%

Leverage ratio	9.21%	8.96%	9.41%

The return on average shareholders’ equity ratio is calculated by dividing annualized net income by average shareholders’ equity for the period. The return on average assets ratio is calculated by dividing annualized net income by average total assets for the period. Net interest margin is calculated by dividing annualized net interest income (taxable equivalent) by average interest-earning assets. The leverage ratio is discussed in the “Liquidity and Capital Resources” section below.

The changes in our earnings during the periods described above are primarily attributable to the factors listed below (in thousands):

	Earnings Increase (Decrease)	Earnings Increase (Decrease)
	Three Months Ended June 30, 2011 v. 2010	Six Months Ended June 30, 2011 v. 2010
Net interest income	$(1,117)	$(1,365)
Provision for loan losses	3,007	19,462
Mortgage loan origination fees and net gains from sale of loans	5,800	20,024
Investment advisory and brokerage fees and commissions	(2,787)	(5,839)
Noninterest expense	(5,590)	(21,871)
All other (including tax effects)	1,466	(3,724)

	$779	$6,687

Net Interest Income

The following table summarizes the components of net interest income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2011	2010	2011 v. 2010	2011	2010	2011 v. 2010
Interest income
Loans, including fees	$44,636	$47,170	$(2,534)	$86,840	$91,794	$(4,954)
Securities	5,093	4,783	310	9,699	8,587	1,112
Securities - tax exempt	2,605	2,662	(57)	4,992	5,113	(121)
Federal funds sold and securities purchased under agreements to resell	660	11	649	1,752	20	1,732
Interest-bearing deposits with banks	193	140	53	507	383	124
Other securities	1,531	1,286	245	2,931	2,463	468

Total interest income	54,718	56,052	(1,334)	106,721	108,360	(1,639)

Interest expense
Deposits	7,496	7,324	172	15,024	14,468	556
Notes payable and other borrowings	2,037	2,426	(389)	4,087	4,917	(830)

Total interest expense	9,533	9,750	(217)	19,111	19,385	(274)

Net interest income	$45,185	$46,302	$(1,117)	$87,610	$88,975	$(1,365)

Net interest income decreased $1.1 million for the second quarter of 2011 and $1.4 million for the six months ended June 30, 2011 compared with the corresponding periods in 2010. The decrease in net interest income for both periods was primarily due to declines in yields on the banking segment’s loan portfolio and, to a lesser degree, lower average loan volumes. These factors are discussed further in the “Lines of Business” section later in this section.

Noninterest Income

Noninterest income was $107.6 million for the second quarter of 2011 compared to $102.2 million for the second quarter of 2010, an increase of $5.4 million. Noninterest income was $192.9 million for the six months ended June 30, 2011 compared to $177.6 million for the six months ended June 30, 2010, an increase of $15.3 million. The increase for both periods was primarily due to increased mortgage loan origination volume, which increased 7.83% during the second quarter of 2011 and 16.39% during the six months ended June 30, 2011 compared with the corresponding periods in 2010. The increased mortgage loan origination volume, which resulted from our continuing efforts to add staff and open mortgage banking offices at PrimeLending during 2010, led to higher net gains on the sale of mortgage loans compared with the first half of 2010.

Noninterest Expense

The following table summarizes noninterest expense for the periods indicated below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2011	2010	2011 v. 2010	2011	2010	2011 v. 2010
Noninterest expense
Employees’ compensation and benefits	$78,412	$73,545	$4,867	$144,758	$130,340	$14,418
Occupancy and equipment, net	15,812	14,349	1,463	31,210	28,186	3,024
Professional services	6,592	7,257	(665)	12,638	13,048	(410)
Deposit insurance premium	1,234	1,475	(241)	3,090	2,750	340
Repossession and foreclosure, net of recoveries	732	2,602	(1,870)	2,612	4,054	(1,442)
Other	19,148	17,112	2,036	36,663	30,722	5,941

Total noninterest expense	$121,930	$116,340	$5,590	$230,971	$209,100	$21,871

Noninterest expense increased $5.6 million for the second quarter of 2011 and $21.9 million for the six months ended June 30, 2011 compared with the corresponding periods in 2010. The largest components of these increases were employees’ compensation and benefits, other expenses, and occupancy and equipment expenses, net of rental income.

Employees’ compensation and benefits increased $4.9 million for the second quarter of 2011 and $14.4 million for the six months ended June 30, 2011 compared with the corresponding periods in 2010. The increase for both periods was primarily attributable to increased costs in the mortgage origination segment. PrimeLending continued adding staff in 2010. This increased staffing resulted in increased market share that led to a 7.83% increase in the dollar volume of mortgage loan originations during the second quarter of 2011 and 16.39% during the first half of 2011 compared with the corresponding periods in 2010. As a result, the mortgage origination segment incurred higher variable costs for commissions, as well as higher fixed costs for salaries and employee benefits.

Other expenses increased $2.0 million for the second quarter of 2011 and $5.9 million for the six months ended June 30, 2011 compared with the corresponding periods in 2010. The increase in both periods was primarily attributable to increased unreimbursed closing costs in the mortgage origination segment resulting from customers choosing a higher interest rate on their mortgage loans rather than paying origination and other required loan fees at closing.

Occupancy and equipment expenses, net of rental income, increased $1.5 million for the second quarter of 2011 and $3.0 million for the six months ended June 30, 2011 compared with the corresponding periods in 2010. The increase for both periods was primarily attributable to the continued opening of additional mortgage banking offices at PrimeLending.

Lines of Business

Banking Segment

The following table summarizes the results for the banking segment for the indicated periods (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2011	2010	2011 v. 2010	2011	2010	2011 v. 2010
Net interest income	$43,242	$45,077	$(1,835)	$83,633	$86,705	$(3,072)
Provision for loan losses	7,250	9,510	(2,260)	13,750	32,465	(18,715)
Noninterest income	8,985	8,770	215	16,331	19,383	(3,052)
Noninterest expense	25,824	30,140	(4,316)	54,459	55,773	(1,314)

Income before taxes	19,153	14,197	4,956	31,755	17,850	13,905
Income tax provision	6,499	4,549	1,950	11,138	5,587	5,551

Net income	$12,654	$9,648	$3,006	$20,617	$12,263	$8,354

Net income was $12.6 million for the second quarter of 2011, an increase of $3.0 million compared to second quarter of 2010. Net income increased due to lower noninterest expenses and a decrease in the provision for loan losses, partially offset by a decrease in net revenue.

For the six months ended June 30, 2011, net income was $20.6 million, an increase of $8.3 million compared with the corresponding period in 2010. The increase was primarily due to a decrease in the provision for loan losses, partially offset by a decrease in net revenue.

Net interest income decreased $1.8 million for the second quarter of 2011 and $3.1 million for the six months ended June 30, 2011 compared with the corresponding periods in 2010. The decrease for both periods was due primarily to decreased interest income on the loan portfolio, resulting from lower yields on the loan portfolio and, to a lesser degree, lower average loan volumes compared to the corresponding periods in 2010.

Provision for loan losses decreased by $2.3 million for the second quarter of 2011 and $18.7 million for the six months ended June 30, 2011 compared with the corresponding periods in 2010. The decrease in the provision for loan losses for the six months ended June 30, 2011 was primarily a result of a decrease in loan charge-offs compared to the six months ended June 30, 2010.

Noninterest expense decreased $4.3 million for the second quarter of 2011 and $1.3 million for the six months ended June 30, 2011 compared with the corresponding periods in 2010. The decreases were primarily due to decreases in professional services, repossession and foreclosure, and other expenses.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 v. 2010			2011 v. 2010
	Change Due To(1)			Change Due To(1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans	$(277)	$(2,786)	$(3,063)	$(1,447)	$(4,747)	$(6,194)
Investment securities(2)	925	(659)	266	4,302	(3,429)	873
Federal funds sold and securities purchased under agreements to resell	2	89	91	21	529	550
Interest-bearing deposits in other financial institutions	55	(8)	47	193	(80)	113
Other securities	(19)	7	(12)	(73)	41	(32)

Total interest income(2)	686	(3,357)	(2,671)	2,996	(7,686)	(4,690)

Interest expense
Deposits	328	(144)	184	1,449	(869)	580
Notes payable and other borrowings	(123)	(822)	(945)	(522)	(1,547)	(2,069)

Total interest expense	205	(966)	(761)	927	(2,416)	(1,489)

Net interest income(2)	$481	$(2,391)	$(1,910)	$2,069	$(5,270)	$(3,201)

(1)	Changes attributable to both volume and yield/rate are included in yield/rate.
(2)	Taxable equivalent.

Taxable equivalent net interest income decreased $1.9 million for the second quarter of 2011 compared with the corresponding period in 2010. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $3.4 million, primarily due to lower yields on the loan portfolio. Yields on loans decreased due to significant pay downs on higher-yielding real estate and commercial loans during the second quarter of 2011. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income by $1.0 million, primarily due to a decrease in market interest rates on deposits during the second quarter of 2011 compared to prevailing market rates during the second quarter of 2010. Increases in the volume of interest-earning assets, primarily investment securities, increased taxable equivalent net interest income by $0.7 million, while increases in the volume of interest-bearing liabilities, primarily deposits, reduced taxable equivalent net interest income by $0.2 million.

Taxable equivalent net interest income decreased $3.2 million for the six months ended June 30, 2011 compared with the corresponding period in 2010. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $7.7 million, primarily due to lower yields on the loan portfolio and the investment securities portfolio. Yields on loans decreased due to significant pay downs on higher-yielding real estate and commercial loans. Yields on investment securities were lower due to a number of factors, including reinvestment of proceeds from sales and principal repayments at lower market rates and higher premium amortization on mortgage-backed securities and collateralized mortgage obligations. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income by $2.4 million, primarily due to a decrease in market interest rates on deposits during the first half of 2011 compared to prevailing market rates during the first half of 2010. Increases in the volume of interest-earning assets, primarily investment securities, increased taxable equivalent net interest income by $3.0 million, while increases in the volume of interest-bearing liabilities, primarily deposits, reduced taxable equivalent net interest income by $0.9 million.

The tables below provide additional details regarding the banking segment’s net interest income (dollars in thousands):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(1)	$3,289,452	$44,060	5.37%	$3,368,476	$47,123	5.61%
Investment securities - taxable	720,601	4,797	2.66%	415,894	4,363	4.20%
Investment securities - non-taxable(2)	241,374	3,518	5.83%	212,289	3,686	6.95%
Federal funds sold and securities purchased under agreements to resell	23,003	102	1.78%	12,598	11	0.35%
Interest-bearing deposits in other financial institutions	253,663	181	0.29%	95,645	134	0.56%
Other securities	13,544	142	4.19%	26,962	154	2.28%

Interest-earning assets, gross	4,541,637	52,800	4.66%	4,131,864	55,471	5.38%
Allowance for loan losses	(65,605)			(51,078)

Interest-earning assets, net	4,476,032			4,080,786
Noninterest-earning assets	479,533			453,174

Total assets	$4,955,565			$4,533,960

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,848,823	7,530	0.78%	$3,266,655	7,346	0.90%
Notes payable and other borrowings	316,278	299	0.38%	522,339	1,244	0.96%

Total interest-bearing liabilities	4,165,101	7,829	0.75%	3,788,994	8,590	0.91%
Noninterest-bearing liabilities
Noninterest-bearing deposits	216,039			192,365
Other liabilities	36,024			28,532

Total liabilities	4,417,164			4,009,891
Shareholders’ equity	538,401			524,069

Total liabilities and shareholders’ equity	$4,955,565			$4,533,960

Net interest income(2)		$44,971			$46,881

Net interest spread(2)			3.91%			4.47%

Net interest margin(2)			3.97%			4.55%

(1)	Average loans include non-accrual loans.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $1.2 million for the second quarter of both 2011 and 2010.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(1)	$3,193,647	$85,480	5.40%	$3,296,882	$91,674	5.61%
Investment securities - taxable	733,442	9,166	2.50%	370,921	8,052	4.34%
Investment securities - non-taxable(2)	237,184	6,777	5.71%	214,733	7,018	6.54%
Federal funds sold and securities purchased under agreements to resell	38,240	570	3.01%	12,510	20	0.32%
Interest-bearing deposits in other financial institutions	349,997	491	0.28%	174,095	378	0.44%
Other securities	14,234	286	4.02%	26,413	318	2.41%

Interest-earning assets, gross	4,566,744	102,770	4.54%	4,095,554	107,460	5.29%
Allowance for loan losses	(64,751)			(51,427)

Interest-earning assets, net	4,501,993			4,044,127
Noninterest-earning assets	471,085			460,887

Total assets	$4,973,078			$4,505,014

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,820,738	15,102	0.80%	$3,189,308	14,522	0.92%
Notes payable and other borrowings	362,220	659	0.37%	583,516	2,728	0.94%

Total interest-bearing liabilities	4,182,958	15,761	0.76%	3,772,824	17,250	0.92%
Noninterest-bearing liabilities
Noninterest-bearing deposits	219,183			178,503
Other liabilities	35,164			29,940

Total liabilities	4,437,305			3,981,267
Shareholders’ equity	535,773			523,747

Total liabilities and shareholders’ equity	$4,973,078			$4,505,014

Net interest income(2)		$87,009			$90,210

Net interest spread(2)			3.78%			4.37%

Net interest margin(2)			3.84%			4.44%

(1)	Average loans include non-accrual loans.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $2.3 million for each of the six months ended June 30, 2011 and 2010.

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

Mortgage Origination Segment

The following table summarizes the results for the mortgage origination segment for the indicated periods (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2011	2010	2011 v. 2010	2011	2010	2011 v. 2010
Net interest income (loss)	$(3,770)	$(4,943)	$1,173	$(7,305)	$(9,738)	$2,433
Provision for loan losses	(12)	735	(747)	(12)	735	(747)
Noninterest income	79,176	72,796	6,380	140,837	120,250	20,587
Noninterest expense	71,768	61,137	10,631	129,929	106,078	23,851

Income before taxes	3,650	5,981	(2,331)	3,615	3,699	(84)
Income tax provision	1,238	1,916	(678)	1,268	1,158	110

Net income	$2,412	$4,065	$(1,653)	$2,347	$2,541	$(194)

Net income was $2.4 million for the second quarter of 2011 and $2.3 million for the six months ended June 30, 2011, a decrease of $1.7 million and $0.2 million, respectively, compared with the corresponding periods in 2010. The decrease for both periods was primarily due to increases in noninterest expense, partially offset by an increase in net revenue. Employees’ compensation and benefits and other expenses accounted for the majority of the increase in noninterest expense.

Net interest loss decreased $1.2 million for the second quarter of 2011 and $2.4 million for the six months ended June 30, 2011, respectively, compared with the corresponding periods in 2010. The decreases were primarily due to decreases in intercompany financing costs.

Noninterest income increased $6.4 million for the second quarter of 2011 and $20.6 million for the six months ended June 30, 2011 compared with the corresponding periods in 2010. Mortgage loan origination volume was $1.927 billion for the second quarter of 2011 compared to $1.787 billion for the second quarter of 2010, an increase of 7.83%. Mortgage loan origination volume was $3.423 billion for the six months ended June 30, 2011 compared to $2.941 billion for the six months ended June 30, 2010, an increase of 16.39%. The increase in loan origination volume resulted in increased noninterest income from gains on the sale of loans. Mortgage loan origination fees decreased $3.0 million during the second quarter of 2011 and $0.1 million during the six months ended June 30, 2011 compared with the corresponding periods in 2010.

During the second quarter of 2011, refinancings and home purchases accounted by dollar volume for 20.96% and 79.04%, respectively, of the total mortgage loan origination volume. For the six months ended June 30, 2011, refinancings and home purchases accounted by dollar volume for 25.87% and 74.13%, respectively, of the total mortgage loan origination volume.

Employees’ compensation and benefits increased $5.4 million for the second quarter of 2011 and $13.1 million for the six months ended June 30, 2011 compared with the corresponding periods in 2010. The increase was attributable to an increase in staffing levels, as well as higher commission costs due to higher loan origination volumes subject to commissions.

Other expenses increased $3.2 million for the second quarter of 2011 and $6.2 million for the six months ended June 30, 2011 compared with the corresponding periods in 2010, which was primarily due to increased funding fees and unreimbursed closing costs.

Our mortgage loan origination volume has grown in the first half of 2011 compared to the first half of 2010, but estimates of the national market for mortgage loan originations indicate that total national mortgage loan origination volume in 2011 will be below 2010 levels. Similarly, we do not expect our mortgage loan origination volume in 2011 to reach the levels we achieved in 2010, although we expect our share of the national market in 2011 to increase compared to our market share in 2010.

Financial Advisory Segment

The following table summarizes the results for the financial advisory segment for the indicated periods (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2011	2010	2011 v. 2010	2011	2010	2011 v. 2010
Net interest income	$2,965	$1,890	$1,075	$5,782	$3,450	$2,332
Noninterest income	22,279	25,051	(2,772)	41,466	46,838	(5,372)
Noninterest expense	24,491	25,221	(730)	46,981	47,569	(588)

Income before taxes	753	1,720	(967)	267	2,719	(2,452)
Income tax provision	255	551	(296)	94	851	(757)

Net income	$498	$1,169	$(671)	$173	$1,868	$(1,695)

Net income was $0.5 million for the second quarter of 2011 and $0.2 million for the six months ended June 30, 2011, a decrease of $0.7 million and $1.7 million, respectively, compared with the corresponding periods in 2010. The decrease was due primarily to decreases in noninterest income, partially offset by an increase in net interest income.

Net interest income increased $1.1 million for the second quarter of 2011 and $2.3 million for the six months ended June 30, 2011 compared with the corresponding periods in 2010. The increase resulted from higher customer margin loan balances and from an increased level of securities used to support sales, underwriting, and other customer activities during the first half of 2011.

The majority of noninterest income is generated from fees and commissions earned from investment advisory and securities brokerage activities, which decreased $2.8 million for the second quarter of 2011 and $5.9 million for the six months ended June 30, 2011 compared with the corresponding periods in 2010. The decrease was attributable to a significant slowing of activity in the public finance market that resulted in lower public finance advisory revenues. This slowing of activity is industry-wide and results from factors such as volatile interest rates, reduced property tax bases, budget pressures on certain tax-exempt issuers caused by uncertain economic times and other factors.

Noninterest expense decreased $0.7 million for the second quarter of 2011 and $0.6 million for the six months ended June 30, 2011 compared with the corresponding periods in 2010. Employees’ compensation and benefits accounted for the majority of the decrease in noninterest expense primarily due to decreases in compensation costs that vary with noninterest income, which declined for both periods.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2011 and as compared to December 31, 2010.

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

	June 30,	December 31,
	2011	2010
Securities held to maturity, at amortized cost
U.S. government agencies
Mortgage-backed securities	$7,666	$10,369
Collateralized mortgage obligations	19,729	28,169
States and political subdivisions	120,501	120,348
Auction rate bonds	45,549	74,027

	193,445	232,913

Securities available for sale, at fair value
U.S. government agencies
Bonds	109,910	29,959
Mortgage-backed securities	34,866	18,844
Collateralized mortgage obligations	495,780	507,769
States and political subdivisions	64,348	34,210
Auction rate bonds	46,413	22,454

	751,317	613,236

Trading securities, at fair value	24,836	18,931

Total securities portfolio	$969,598	$865,080

We had a net unrealized loss of $2.8 million related to the available for sale investment portfolio at June 30, 2011, compared to a net unrealized loss of $1.3 million at December 31, 2010. Net unrealized loss at June 30, 2011, included $5.2 million related to certain auction rate bonds transferred from held to maturity to available for sale during the first half of 2011 due to a downgrade in the credit rating of the auction rate bonds from investment grade to below investment grade.

The market value of securities held to maturity at June 30, 2011 was $5.5 million above book value. At December 31, 2010, the market value of held to maturity securities was $4.2 million below book value.

We hold auction rate bonds issued by Access to Loans for Learning Student Loan Corporation that exceed 10% of our shareholders’ equity. The aggregate book value and aggregate estimated market value of these auction rate bonds at June 30, 2011, was $97.1 million and $92.9 million, respectively.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below (in thousands) and classified by type:

	June 30,	December 31,
	2011	2010
Commercial and industrial
Commercial	$1,341,627	$1,299,654
Lease financing	38,444	50,216
Securities (including margin loans)	232,421	289,351
Real estate	1,157,639	1,112,402
Construction and land development	316,831	343,920
Consumer	39,366	42,627

Loans, gross	3,126,328	3,138,170
Allowance for loan losses	(68,308)	(65,169)

Loans, net	$3,058,020	$3,073,001

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s total loans, net of the allowance for loan losses, were $3.4 billion and $3.3 billion as of June 30, 2011 and December 31, 2010, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending and First Southwest that aggregated $0.6 billion and $0.5 billion at June 30, 2011 and December 31, 2010, respectively, and are eliminated from net loans on our consolidated balance sheet.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At June 30, 2011, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate loan portfolio. The areas of concentration within our real estate portfolio were construction and land development loans and non-construction commercial real estate loans. At June 30, 2011, construction and land development loans were 10% of total loans, while non-construction commercial real estate loans were 27% of total loans. The banking segment’s loan concentrations were within regulatory guidelines as of June 30, 2011.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $597.8 million and $476.4 million as of June 30, 2011 and December 31, 2010, respectively.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are shown in the following table (in thousands):

	June 30,	December 31,
	2011	2010
Loans held for sale
Unpaid principal balance	$583,362	$465,342
Fair value adjustment	14,422	11,100

	$597,784	$476,442

Pipeline loans
Unpaid principal balance	$616,537	$442,270
Fair value adjustment	3,836	274

	$620,373	$442,544

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. The financial advisory segment’s total loans, net of the allowance for loan losses, were $230.0 million and $286.7 million as of June 30, 2011 and December 31, 2010, respectively. The decrease was primarily attributable to decreased borrowings in margin accounts held by First Southwest customers and correspondents.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in the existing portfolio of loans held for investment. Our management has responsibility for determining the level of the allowance for loan losses, subject to review by the Audit Committee of our Board of Directors and the Directors’ Loan Review Committee of the Bank’s Board of Directors.

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

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic and is individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. When loans are determined to be impaired, specific reserves are provided in our estimate of the allowance, as appropriate. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segment adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures; changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses; changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio; the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in the experience, ability, and depth of lending management and other relevant staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; changes in the quality of the institution’s loan review system; changes in the value of underlying collateral for collateral-dependent loans; and the existence and effect of any concentrations of credit, and changes in the level of such concentrations.

We design our loan review program to identify and monitor problem loans by maintaining a credit grading process, ensuring that timely and appropriate changes are made to the loans with assigned risk grades and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review all loan relationships that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve adequate coverage of our various lending markets.

Homogenous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. As of June 30, 2011, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. While we believe we have an appropriate allowance for our existing portfolio as of June 30, 2011, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $4.9 million for the second quarter of 2011 compared to $3.8 million for the second quarter of 2010. For the six months ended June 30, 2011 and 2010, net charge-offs were $10.6 million and $28.9 million, respectively. Our allowance for loan losses totaled $68.3 million at June 30, 2011 and $65.2 million at December 31, 2010. The ratio of the allowance for loan losses to total loans held for investment at June 30, 2011 and December 31, 2010 was 2.18% and 2.08%, respectively.

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

The provision for loan losses, primarily in the banking segment, was $13.7 million for the six months ended June 30, 2011, a decrease of $19.5 million compared to the six months ended June 30, 2010. The decrease was primarily a result of a decrease in net charge-offs of $18.3 million during the first half of 2011 compared to the first half of 2010.

The following table presents the activity in our allowance for loan losses for the dates indicated (dollars in thousands). Substantially all of the activity shown below occurred within the banking segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$65,940	$49,971	$65,169	$52,092
Provisions charged to operating expenses	7,238	10,245	13,738	33,200
Recoveries of loans previously charged off
Commercial and industrial	195	(49)	401	115
Real estate	23	0	172	2
Construction and land development	159	9	164	15
Consumer	44	254	61	353

Total recoveries	421	214	798	485

Loans charged off
Commercial and industrial	3,675	3,032	7,730	20,323
Real estate	358	0	775	7,698
Construction and land development	1,241	370	2,812	566
Consumer	17	653	80	815

Total charge-offs	5,291	4,055	11,397	29,402

Net charge-offs	(4,870)	(3,841)	(10,599)	(28,917)

Balance at end of period	$68,308	$56,375	$68,308	$56,375

Net charge-offs to average loans outstanding	0.64%	0.51%	0.71%	1.93%

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

	June 30,		December 31,
	2011		2010
		% of		% of
		Gross		Gross
	Reserve	Loans	Reserve	Loans
Commercial and industrial	$42,162	51.58%	$41,687	48.66%
Real estate (including construction and land development)	25,710	47.16%	22,959	49.74%
Consumer	425	1.26%	523	1.60%
Unallocated	11		0

Total	$68,308	100.00%	$65,169	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. As of June 30, 2011, we had 20 credit relationships totaling $36.2 million of potential problem loans.

Non-Performing Assets

The following table presents our components of non-performing assets at the dates indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010
Loans accounted for on a non-accrual basis
Commercial and industrial	$11,168	$12,259	$39,030
Lease financing	1,937	6,027	6,201
Real estate	16,173	8,035	17,537
Construction and land development	54,728	57,622	9,515
Consumer	24	28	0

	$84,030	$83,971	$72,283

Non-performing loans as a percentage of total loans	2.26%	2.32%	1.95%

Other Real Estate Owned	$19,678	$23,968	$16,822

Other repossessed assets	$9,934	$6,365	$1,876

Non-performing assets	$113,642	$114,304	$90,981

Non-performing assets as a percentage of total assets	2.16%	2.15%	1.85%

Loans past due 90 days or more and still accruing	$0	$466	$1,381

Troubled debt restructurings included in accruing loans	$14,266	$28,160	$25,917

At June 30, 2011, total non-performing assets decreased $0.7 million to $113.6 million compared to $114.3 million at December 31, 2010, primarily due to a decrease in Other Real Estate Owned, partially offset by the increase in other repossessed assets. Non-accrual loans were $84.0 million at both June 30, 2011 and December 31, 2010. Of these non-accrual loans, $11.2 million were characterized as commercial and industrial loans as of June 30, 2011, a decrease of $1.1 million compared to December 31, 2010. The commercial and industrial loans included five loan relationships in a variety of industries with an aggregate balance of approximately $8.9 million and secured by accounts receivable and inventory and equipment.

Non-accrual loans also included $16.2 million characterized as real estate loans at June 30, 2011, including four commercial real estate loan relationships totaling approximately $12.5 million and secured by occupied single family residential property, occupied commercial real estate and occupied industrial property.

Non-accrual loans at June 30, 2011 also included $54.7 million characterized as construction and land development loans. Two loan relationships account for approximately $41.4 million of the non-performing construction and land development loans. Collateral securing the loans includes residential land developments and unimproved land.

Loans restructured in troubled debt restructurings bearing market rates of interest at the time of restructuring and performing in compliance with their modified terms are considered impaired in the calendar year of the restructuring. At June 30, 2011, troubled debt restructurings totaled $68.1 million, of which $14.3 million were included in accruing loans and $53.8 million were reported in non-accrual loans.

Other Real Estate Owned decreased $4.3 million to $19.7 million at June 30, 2011 compared to $24.0 million at December 31, 2010. The decrease was primarily due to the lower level of foreclosed properties compared to December 31, 2010. At June 30, 2011, Other Real Estate Owned included $15.8 million of commercial real estate property consisting of single family residences under development and $3.9 million of residential lots at various levels of completion.

Additional interest income that would have been recorded if the non-accrual loans had been current during the six months ended June 30, 2011 totaled $1.8 million and $2.9 million during the six months ended June 30, 2010.

Borrowings

Our borrowings as of June 30, 2011 and December 31, 2010 are shown in the table below (in thousands):

	June 30,	December 31,	Variance
	2011	2010	2011 v. 2010
Short-term borrowings	$454,777	$582,134	$(127,357)
Notes payable	62,099	63,776	(1,677)
Junior subordinated debentures	67,012	67,012	0
Capital lease obligations	11,464	11,693	(229)

	$595,352	$724,615	$(129,263)

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, borrowings from the FHLB and short-term bank loans. The $129.3 million decrease in short-term borrowings at June 30, 2011 compared to December 31, 2010 was due primarily to decreases in borrowings of $82.2 million under repurchase agreements.

Notes payable is comprised of borrowings under term notes and a revolving line of credit with JPMorgan Chase and nonrecourse notes owed by First Southwest. In July 2011, the loan agreements between PlainsCapital and JPMorgan Chase governing PlainsCapital’s existing line of credit and term notes were amended (“July 2011 Amendments”). The July 2011 Amendments converted PlainsCapital’s $17.7 million revolving line of credit to a term note, extended the maturity of PlainsCapital’s remaining line of credit and term notes expiring July 31, 2011 to July 31, 2012 and, where applicable, decreased the acceptable non-performing asset ratio for the Bank from 4.50% to 4.00%, effective beginning September 30, 2011. As of June 30, 2011, our revolving line of credit with JPMorgan Chase had an outstanding principal balance of $5.0 million and was fully advanced. As of June 30, 2011, the Bank’s non-performing asset ratio, as defined, was 3.17%.

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

At June 30, 2011, we exceeded all regulatory capital requirements and were considered to be “well-capitalized” with a total capital to risk weighted assets ratio of 14.11%, Tier 1 capital to risk weighted assets ratio of 12.44% and a Tier 1 capital to average assets, or leverage, ratio of 9.21%. At June 30, 2011, the Bank was also considered to be “well-capitalized.” We discuss regulatory capital requirements in more detail in Note 11 to our unaudited consolidated interim financial statements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $146.9 million at June 30, 2011, an increase of $37.8 million from $109.1 million at June 30, 2010. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash used in operations during the first half of 2011 was $52.8 million, a decrease in cash used of $255.0 million compared with the first half of 2010. Cash used by operations decreased primarily due to a decrease in the net cash used in our mortgage origination segment’s operations.

We use cash primarily to originate loans and purchase securities for our investment portfolio. During the first half of 2011, our loan portfolio increased marginally and the amount of cash generated by lending activities decreased by $25.0 million from $20.2 million for the first half of 2010. On the other hand, our investment securities portfolio grew by $104.5 million during the first half of 2011. Cash used in our investment activities included net purchases of securities for our investment portfolio during the first half of 2011, which were $105.7 million compared to net purchases of $102.8 million during the first half of 2010. The increase in net purchases of securities during the first half of 2011 resulted from the purchase of both municipal securities and collateralized mortgage obligations to take advantage of attractive yields and provide collateral to pledge as security for public and trust deposits and, with respect to collateralized mortgage obligations, repurchase agreements. We sold approximately $76.2 million and $92.3 million of available for sale securities during the first half of 2011 and 2010, respectively.

Cash used by financing activities during the first half of 2011 was $90.6 million, an increase in cash used of $429.8 million compared with the first half of 2010, when our financing activities provided, rather than used, cash. The increase in cash used was due primarily to a slower net increase in deposits during the first half of 2011 compared to the net increase in deposits during the first half of 2010. During 2010, cash held by individuals and businesses in bank deposits increased in response to an uncertain economic outlook.

We had deposits of $4.0 billion at June 30, 2011, an increase of $44.2 million from $3.9 billion at December 31, 2010. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Within the deposits portfolio, money market deposits, noninterest-bearing demand deposits, and savings increased by $230.8 million, $32.2 million and $31.5 million, respectively. This was partially offset by decreases in brokered deposits and time deposits over $100,000, which decreased $189.0 million and $39.3 million, respectively.

Our 15 largest depositors, excluding our indirect wholly owned subsidiary, First Southwest, accounted for approximately 20.20% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 11.17% of our total deposits at June 30, 2011. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and could require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $600.0 million maintained with the Bank. At June 30, 2011, PrimeLending had outstanding borrowings of $565.1 million against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with unrelated commercial banks of up to $140.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At June 30, 2011, FSC had borrowed approximately $2.5 million under these credit arrangements.

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

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to our consolidated financial statements for the year ended December 31, 2010, which are included in our Annual Report. You are encouraged to read in its entirety Note 1 to our consolidated financial statements for the year ended December 31, 2010 for additional insight into management’s approach and methodology in estimating the allowance for loan losses. We believe that of our significant accounting policies, the allowance for loan losses may involve a higher degree of judgment and complexity.

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. Loans are charged to the allowance when the loss is confirmed or when a determination is made that a probable loss has occurred on a specific loan. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is appropriate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be appropriate to absorb losses. Management’s judgment regarding the appropriateness of the allowance for loan losses involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the ability to collect certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control. For a complete discussion of allowance for loan losses and provisions for loan losses, see the section entitled “Allowance for Loan Losses” earlier in this Item 2.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on June 30, 2011 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

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

	June 30, 2011
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,497,261	$360,723	$365,270	$75,206	$193,593	$3,492,053
Securities	136,682	225,898	204,958	33,503	343,721	944,762
Federal funds sold and securities purchased under agreements to resell	18,964	5,484	0	0	0	24,448
Other interest sensitive assets	54,574	0	0	0	0	54,574

Total interest sensitive assets	2,707,481	592,105	570,228	108,709	537,314	4,515,837

Interest sensitive liabilities:
Interest bearing checking	$1,489,693	$0	$0	$0	$0	$1,489,693
Savings	198,938	0	0	0	0	198,938
Time deposits	726,343	460,449	115,212	1,901	11,545	1,315,450
Notes payable & other borrowings	333,924	695	1,976	1,059	7,507	345,161

Total interest sensitive liabilities	2,748,898	461,144	117,188	2,960	19,052	3,349,242

Interest sensitivity gap	$(41,417)	$130,961	$453,040	$105,749	$518,262	$1,166,595

Cumulative interest sensitivity gap	$(41,417)	$89,544	$542,584	$648,333	$1,166,595

Percentage of cumulative gap to total interest sensitive assets	-0.92%	1.98%	12.02%	14.36%	25.83%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on market value of portfolio equity for the banking segment as of June 30, 2011 (dollars in thousands):

June 30, 2011
Change in Interest Rates (basis points)	Changes in Net Interest Income		Changes in Market Value of Equity
	Amount	Percent	Amount	Percent
+300	$224	0.12%	$(18,393)	-2.83%
+200	$(3,880)	-2.09%	$(14,063)	-2.16%
+100	$(2,832)	-1.53%	$13,454	2.07%
-50	$(1,032)	-0.56%	$(24,513)	-3.77%

The projected changes in net interest income and market value of equity to changes in interest rates at June 30, 2011 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, as a result of these SEC and DOJ investigations into industry-wide practices, FSC has been named as a defendant in 20 individual lawsuits. These lawsuits have been brought by several California public entities and two New York non-profit corporations that do not seek to certify a class. The Judicial Panel on Multidistrict Litigation has transferred these cases to the United States District Court, Southern District of New York. The California plaintiffs allege violations of Section 1 of the Sherman Act and the California Cartwright Act. The New York plaintiffs allege violations of Section 1 of the Sherman Act and the New York Donnelly Act. The allegations against FSC are very limited in scope. FSC has filed answers in each of the twenty lawsuits denying the allegations and asserting several affirmative defenses. FSC intends to defend itself vigorously in these individual actions. The relief sought is unspecified monetary damages.

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

For additional information concerning our legal proceedings, please see the discussion under the caption “Legal Proceedings” set forth in Part I, Item 3 of our Annual Report and the discussion under the caption “Legal Proceedings” set forth in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 5, 2011.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our Annual Report. For more information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2011, we issued 518 shares of Original Common Stock to an employee upon the exercise of outstanding stock options at an average exercise price of $6.70 per share. These options were awarded pursuant to the exemption from compliance with the registration requirements of the Securities Act provided by Rule 701 promulgated thereunder. The issuance of shares of our Original Common Stock pursuant to the exercise of such options was therefore also exempt from registration under the Securities Act pursuant to Rule 701.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINSCAPITAL CORPORATION

Date: August 4, 2011	By:	/s/ JOHN A. MARTIN
	Name:	John A. Martin
	Title:	Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

Date: August 4, 2011	By:	/s/ JEFF ISOM
	Name:	Jeff Isom
	Title:	Executive Vice President of Finance and Accounting (Principal accounting officer)

Exhibit Index

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	–	Third Amended and Restated Certificate of Formation of PlainsCapital Corporation, as amended.	X

3.2	–	Amended and Restated Bylaws of PlainsCapital Corporation.		8-K	000-53629	3.1	08/31/09

4.1	–	Letter Agreement and Securities Purchase Agreement—Standard Terms incorporated therein, dated as of December 19, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and the United States Department of the Treasury.		10	000-53629	4.1	04/17/09

4.2	–	Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.2	04/17/09

4.3	–	First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.3	04/17/09

4.4	–	Indenture, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association.		10	000-53629	4.4	04/17/09

4.5	–	First Supplemental Indenture, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.5	04/17/09

4.6	–	Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of August 7, 2006, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.6	04/17/09

4.7	–	Guarantee Agreement, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association, as trustee.		10	000-53629	4.7	04/17/09

4.8	–	First Amendment to Guarantee Agreement, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.8	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.9	–	Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.9	04/17/09

4.10	–	Indenture, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.10	04/17/09

4.11	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of March 26, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.11	04/17/09

4.12	–	Guarantee Agreement, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.12	04/17/09

4.13	–	Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.13	04/17/09

4.14	–	Indenture, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.14	04/17/09

4.15	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of September 17, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.15	04/17/09

4.16	–	Guarantee Agreement, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.16	04/17/09

4.17	–	Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, and Alan B. White, DeWayne Pierce, and Jeff Isom, as Administrative Trustees.		10	000-53629	4.17	04/17/09

4.18	–	Junior Subordinated Indenture, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.18	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.19	–	PlainsCapital Corporation (f/k/a Plains Capital Corporation) Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by PlainsCapital Corporation in favor of Wells Fargo Bank, N.A., as trustee of the PCC Statutory Trust IV.		10	000-53629	4.19	04/17/09

4.20	–	Guarantee Agreement, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.20	04/17/09

4.21	–	Registration Rights Agreement, dated as of December 31, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg, as Stockholders’ Representative.		10/A	000-53629	4.21	06/26/09

10.1	–	Agreement and Plan of Merger, dated as of November 7, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.1	04/17/09

10.2	–	First Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.2	04/17/09

10.3	–	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.3	04/17/09

10.4*	–	Amended and Restated Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.4	04/17/09

10.5*	–	First Amendment to Amended and Restated Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.5	04/17/09

10.6*	–	Employment Agreement, effective as of December 31, 2008, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.6	04/17/09

10.7*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.7	04/17/09

10.8*	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.8	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.9*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.9	04/17/09

10.10*	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.10	04/17/09

10.11*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.11	04/17/09

10.12*	–	Employment Agreement, dated as of December 18, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.1	07/08/09

10.13*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.2	07/08/09

10.14*	–	Second Amendment to Employment Agreement, dated as of November 15, 2010, between W. Allen Custard III and PlainsCapital Corporation.		8-K	000-53629	10.5	11/16/10

10.15*	–	Employment Agreement, dated as of April 1, 2010, between PlainsCapital Corporation and Roseanna McGill.		8-K	000-53629	10.1	03/23/10

10.16*	–	First Amendment to Employment Agreement, dated as of November 15, 2010, between Roseanna McGill and PlainsCapital Corporation.		8-K	000-53629	10.6	11/16/10

10.17*	–	Employment Agreement, dated as of January 1, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.1	11/16/10

10.18*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.2	11/16/10

10.19*	–	Second Amendment to Employment Agreement, dated as of November 15, 2010, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.3	11/16/10

10.20*	–	Employment Agreement, dated as of November 15, 2010, between John A. Martin and PlainsCapital Corporation.		8-K	000-53629	10.4	11/16/10

10.21*		Employment Agreement, dated as of April 1, 2010, between Todd Salmans and PlainsCapital Corporation.		10-K	000-53629	10.21	03/22/11

10.22*	–	Plains Capital Corporation Incentive Stock Option Plan, dated October 16, 1996 (the “1996 Incentive Stock Option Plan”).		10	000-53629	10.12	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.23*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 1998 (the “1998 Incentive Stock Option Plan”).		10	000-53629	10.13	04/17/09

10.24*	–	Plains Capital Corporation Incentive Stock Option Plan, dated April 18, 2001 (the “2001 Incentive Stock Option Plan”).		10	000-53629	10.14	04/17/09

10.25*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 2003 (the “2003 Incentive Stock Option Plan”).		10	000-53629	10.15	04/17/09

10.26*	–	Plains Capital Corporation 2005 Incentive Stock Option Plan, dated April 20, 2005.		10	000-53629	10.16	04/17/09

10.27*	–	Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008.		10	000-53629	10.17	04/17/09

10.28*	–	PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	08/31/09

10.29*	–	PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.2	03/23/10

10.30*	–	PNB Financial Bank Supplemental Executive Pension Plan, effective as of January 1, 2008.		10	000-53629	10.18	04/17/09

10.31*	–	First Amendment to PlainsCapital Bank Supplemental Executive Pension Plan, effective as of March 19, 2009.		10	000-53629	10.19	04/17/09

10.32*	–	Plains Capital Corporation Employee Stock Ownership Plan, effective January 1, 2004 and as amended and restated as of January 1, 2006.		10	000-53629	10.20	04/17/09

10.33*	–	First Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, effective as of January 1, 2007.		10	000-53629	10.21	04/17/09

10.34*	–	Second Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, dated as of December 1, 2008.		10	000-53629	10.22	04/17/09

10.35*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Isom, Schaffner and White on December 17, 2008.		10	000-53629	10.23	04/17/09

10.36*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Custard and Feinberg, effective as of December 31, 2008.		10	000-53629	10.24	04/17/09

10.37*	–	Form of Stock Option Agreement under the 1996 Incentive Stock Option Plan.		10	000-53629	10.25	04/17/09

10.38*	–	Form of Stock Option Agreement under the 1998 Incentive Stock Option Plan.		10	000-53629	10.26	04/17/09

10.39*	–	Form of Stock Option Agreement under the 2001 Incentive Stock Option Plan.		10	000-53629	10.27	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.40*	–	Form of Stock Option Agreement under the 2003 Incentive Stock Option Plan.		10	000-53629	10.28	04/17/09

10.41*	–	Form of Stock Option Agreement under the PlainsCapital Corporation 2005 Incentive Stock Option Plan.		10	000-53629	10.29	04/17/09

10.42*	–	Form of Stock Option Agreement under the Amended and Restated PlainsCapital Corporation 2007 Nonqualified and Incentive Stock Option Plan.		10	000-53629	10.30	04/17/09

10.43*	–	Form of Restricted Stock Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.3	03/23/10

10.44*	–	Form of Restricted Stock Unit Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.4	03/23/10

10.45	–	Amended and Restated Subordinate Credit Agreement, dated as of December 19, 2007, between JP Morgan Chase Bank, N.A. and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.31	04/17/09

10.46	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.32	10/21/09

10.47	–	Third Amended and Restated Subordinate Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.33	10/21/09

10.48	–	Amended and Restated Loan Agreement, dated as of October 1, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.33	04/17/09

10.49	–	First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2002, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.34	04/17/09

10.50	–	Second Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.35	04/17/09

10.51	–	Third Amendment to Amended and Restated Loan Agreement, dated as of June 1, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.36	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.52	–	Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 21, 2005, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.37	04/17/09

10.53	–	Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 16, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.38	04/17/09

10.54	–	Sixth Amendment to Amended and Restated Loan Agreement, dated as of December 19, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.39	04/17/09

10.55	–	Seventh Amendment to Amended and Restated Loan Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.41	10/21/09

10.56	–	Eighth Amendment to Amended and Restated Loan Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	04/29/10

10.57	–	Ninth Amendment to Amended and Restated Loan Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/05/10

10.58	–	Tenth Amendment to Amended and Restated Loan Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.1	01/25/11

10.59		Eleventh Amendment to Amended and Restated Loan Agreement, dated as of July 26, 2011, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/01/11

10.60	–	Commercial Pledge and Security Agreement, dated as of November 1, 2000, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) for the benefit of JPMorgan Chase Bank, NA (f/k/a Bank One, Texas N.A.).		10	000-53629	10.40	04/17/09

10.61	–	Sixth Amended and Restated Promissory Note, dated as of July 26, 2011, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	08/01/11

10.62	–	Loan Agreement, dated as of September 22, 2004, between JPMorgan Chase Bank, NA (f/k/a Bank One, NA) and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.42	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.63	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.45	10/21/09

10.64	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.6	08/05/10

10.65		Renewal, Extension and Modification Agreement, dated as of July 26, 2011, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.5	08/01/11

10.66	–	Third Amended and Restated Promissory Note, dated as of July 26, 2011, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.6	08/01/11

10.67	–	Loan Agreement, dated as of October 27, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.44	04/17/09

10.68	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.48	10/21/09

10.69	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.8	08/05/10

10.70	–	Fourth Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.9	08/05/10

10.71	–	Credit Agreement, dated as of October 13, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, N.A.		10	000-53629	10.47	04/17/09

10.72	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.51	10/21/09

10.73	–	Modification Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.2	04/29/10

10.74	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.3	08/05/10

10.75	–	Modification Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	01/25/11

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.76		Renewal, Extension and Modification Agreement, dated as of July 26, 2011, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.3	08/01/11

10.77	–	Fourth Amended and Restated Promissory Note, dated as of July 26, 2011, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.4	08/01/11

10.78	–	Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.5	08/05/10

10.79	–	Office Lease, dated as of February 7, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.49	04/17/09

10.80	–	First Amendment to Office Lease, dated as of April 3, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.50	04/17/09

10.81	–	Second Amendment to Office Lease, dated as of November 14, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and H/H Victory Holdings, L.P.		10	000-53629	10.51	04/17/09

31.1	–	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	–	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	–	XBRL Instance Document.	X

101.SCH**	–	XBRL Taxonomy Extension Schema Document.	X

101.CAL**	–	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF**	–	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB**	–	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE**	–	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.