Form 10-Q
period 2011-09-30
PLAINSCAPITAL CORP
filed 2011-11-04
CIK 822083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, there were 34,179,517 shares of the registrant’s Original Common Stock, $0.001 par value, and 0 shares of the registrant’s Common Stock, $0.001 par value, outstanding, including 2,497,192 shares of Original Common Stock that participate in dividends but are not defined as outstanding under generally accepted accounting principles.

PlainsCapital Corporation

Quarterly Report on Form 10-Q for the period ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PlainsCapital Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010
	(in thousands)
Assets
Cash and due from banks	$417,479	$332,208
Federal funds sold and securities purchased under agreements to resell	105,043	154,501
Loans held for sale	727,779	477,711
Securities
Trading, at fair market value	47,206	18,931
Available for sale, amortized cost $688,792 and $614,588, respectively	696,010	613,236
Held to maturity, fair market value $192,929 and $228,730, respectively	184,620	232,913

	927,836	865,080

Loans, net of unearned income	3,120,102	3,138,170
Allowance for loan losses	(68,016)	(65,169)

Loans, net	3,052,086	3,073,001

Broker-dealer and clearing organization receivables	126,202	45,768
Fee award receivable	18,300	19,222
Investment in unconsolidated subsidiaries	2,012	2,012
Premises and equipment, net	91,571	80,183
Accrued interest receivable	15,036	16,615
Other real estate owned	37,411	23,968
Goodwill, net	35,880	35,880
Other intangible assets, net	11,899	13,441
Other assets	136,477	173,815

Total assets	$5,705,011	$5,313,405

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$356,852	$256,372
Interest-bearing	4,017,608	3,662,087

Total deposits	4,374,460	3,918,459

Broker-dealer and clearing organization payables	142,294	65,632
Short-term borrowings	406,905	582,134
Capital lease obligations	12,233	11,693
Notes payable	57,579	63,776
Junior subordinated debentures	67,012	67,012
Other liabilities	136,118	157,423

Total liabilities	5,196,601	4,866,129

Commitments and contingencies

Shareholders’ equity
PlainsCapital Corporation shareholders’ equity
Preferred stock, $1.00 par value per share, authorized 50,000,000 shares;
Series A, 0 and 87,631 shares issued	—	84,481
Series B, 0 and 4,382 shares issued	—	4,712
Series C, 114,068 and 0 shares issued	114,068	—
Original Common Stock, $0.001 par value per share, authorized 100,000,000 and 50,000,000 shares, respectively; 31,911,704 and 31,780,828 shares issued, respectively	32	32
Common Stock, $0.001 par value per share, authorized 150,000,000 shares; 0 shares issued	—	—
Surplus	155,388	153,289
Retained earnings	235,009	206,786
Accumulated other comprehensive income (loss)	4,488	(281)

	508,985	449,019
Unearned ESOP shares (232,381 shares)	(2,528)	(2,528)

Total PlainsCapital Corporation shareholders’ equity	506,457	446,491
Noncontrolling interest	1,953	785

Total shareholders’ equity	508,410	447,276

Total liabilities and shareholders’ equity	$5,705,011	$5,313,405

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Income - Unaudited

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$46,051	$47,147	$132,891	$138,941
Securities
Taxable	4,904	5,239	14,603	13,826
Tax-exempt	2,130	2,040	7,122	7,153
Federal funds sold and securities purchased under agreements to resell	916	19	2,668	39
Interest-bearing deposits with banks	243	204	750	587
Other	2,009	1,468	4,940	3,931

Total interest income	56,253	56,117	162,974	164,477

Interest expense
Deposits	7,013	7,794	22,037	22,262
Short-term borrowings	349	315	1,121	1,755
Capital lease obligations	133	139	404	420
Notes payable	777	873	2,392	2,632
Junior subordinated debentures	622	670	1,870	1,911
Other	166	123	347	319

Total interest expense	9,060	9,914	28,171	29,299

Net interest income	47,193	46,203	134,803	135,178
Provision for loan losses	4,500	20,449	18,238	53,649

Net interest income after provision for loan losses	42,693	25,754	116,565	81,529

Noninterest income
Service charges on depositor accounts	2,207	2,084	6,074	6,497
Net realized gains on sale of securities	288	335	1,533	2,045
Other-than-temporary impairment
Total other-than-temporary impairment losses on securities	(6,218)	—	(6,218)	—
Portion of loss recognized in other comprehensive income	2,318	—	2,318	—

Net other-than-temporary impairment losses recognized in earnings	(3,900)	—	(3,900)	—
Net gains from sale of loans	91,916	70,443	196,891	155,236
Mortgage loan origination fees	17,041	20,812	52,513	56,442
Trust fees	1,073	1,048	3,123	3,269
Investment advisory fees and commissions	18,275	17,410	46,542	51,455
Securities brokerage fees and commissions	6,246	6,537	17,653	18,005
Other	2,760	2,729	8,406	6,077

Total noninterest income	135,906	121,398	328,835	299,026

Noninterest expense
Employees’ compensation and benefits	94,145	80,116	238,903	210,456
Occupancy and equipment, net	15,889	14,771	47,099	42,957
Professional services	8,333	7,343	20,971	20,391
Deposit insurance premium	837	1,364	3,927	4,114
Repossession and foreclosure, net of recoveries	5,829	3,453	8,441	7,507
Other	27,088	21,926	63,751	52,648

Total noninterest expense	152,121	128,973	383,092	338,073

Income before income taxes	26,478	18,179	62,308	42,482
Income tax provision	9,215	7,900	21,715	15,496

Net income	17,263	10,279	40,593	26,986
Less: Net income attributable to noncontrolling interest	570	202	876	572

Net income attributable to PlainsCapital Corporation	16,693	10,077	39,717	26,414
Dividends on preferred stock and other	3,609	1,394	6,412	4,172

Income applicable to PlainsCapital Corporation common shareholders	$13,084	$8,683	$33,305	$22,242

Earnings per common share
Basic	$0.40	$0.27	$1.02	$0.68

Diluted	$0.39	$0.26	$0.99	$0.66

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity - Unaudited

		PlainsCapital Corporation Shareholders
	Comprehensive Income	Preferred Stock		Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Noncontrolling Interest	Total
		Shares	Amount	Shares	Amount
	(Dollars in thousands)
Balance, January 1, 2010		92,013	$88,400	31,613,010	$32	$150,626	$186,743	$(300)	$(3,001)	$1,659	$424,159
Stock option plans’ activity, including compensation expense		—	—	71,434	—	416	—	—	—	—	416
Vesting of stock-based compensation		—	—	75,419	—	—	—	—	—	—	—
Stock-based compensation expense		—	—	—	—	1,114	—	—	—	—	1,114
ESOP activity		—	—	—	—	—	42	—	—	—	42
Dividends on common stock ($0.15 per share)		—	—	—	—	—	(5,096)	—	—	—	(5,096)
Dividends on preferred stock		—	—	—	—	—	(3,582)	—	—	—	(3,582)
Preferred stock discount and accretion		—	590	—	—	—	(590)	—	—	—	—
Cash received from noncontrolling interest		—	—	—	—	—	—	—	—	74	74
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(298)	(298)
Redemption of noncontrolling interest		—	—	—	—	465	—	—	—	(1,378)	(913)
Comprehensive income:
Net income	$26,986	—	—	—	—	—	26,414	—	—	572	26,986
Other comprehensive income (loss):
Unrealized gains on securities available for sale, net of tax of $1,923.9	3,574
Unrealized losses on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $98.0	(192)
Unrealized losses on customer-related cash flow hedges, net of tax of $26.2	(49)

Other comprehensive income	3,333	—	—	—	—	—	—	3,333	—	—	3,333

Total comprehensive income	$30,319

Balance, September 30, 2010		92,013	$88,990	31,759,863	$32	$152,621	$203,931	$3,033	$(3,001)	$629	$446,235

Balance, January 1, 2011		92,013	$89,193	31,780,828	$32	$153,289	$206,786	$(281)	$(2,528)	$785	$447,276
Redemption of Series A and Series B preferred stock		(92,013)	(92,013)	—	—	—	—	—	—	—	(92,013)
Sale of Series C preferred stock		114,068	114,068	—	—	—	—	—	—	—	114,068
Stock option plans’ activity, including compensation expense		—	—	45,663	—	319	—	—	—	—	319
Vesting of stock-based compensation		—	—	85,213	—	—	—	—	—	—	—
Stock-based compensation expense		—	—	—	—	1,780	—	—	—	—	1,780
ESOP activity		—	—	—	—	—	35	—	—	—	35
Dividends on common stock ($0.15 per share)		—	—	—	—	—	(5,117)	—	—	—	(5,117)
Dividends on preferred stock		—	—	—	—	—	(3,592)	—	—	—	(3,592)
Preferred stock discount and accretion		—	2,820	—	—	—	(2,820)	—	—	—	—
Cash received from noncontrolling interest		—	—	—	—	—	—	—	—	944	944
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(652)	(652)
Comprehensive income:
Net income	$40,593	—	—	—	—	—	39,717	—	—	876	40,593
Other comprehensive income (loss):
Unrealized gains on securities available for sale, net of tax of $3,000.2	5,569
Unrealized losses on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $406.8	(755)
Unrealized losses on customer-related cash flow hedges, net of tax of $24.0	(45)

Other comprehensive income (loss):	4,769	—	—	—	—	—	—	4,769	—	—	4,769

Total comprehensive income	$45,362

Balance, September 30, 2011		114,068	$114,068	31,911,704	$32	$155,388	$235,009	$4,488	$(2,528)	$1,953	$508,410

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$40,593	$26,986
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	18,238	53,649
Net losses on other real estate owned	7,352	5,397
Depreciation and amortization	22,247	11,181
Stock-based compensation expense	1,799	1,221
Net realized losses (gains) on securities	2,367	(2,045)
Loss on sale of premises and equipment	178	278
Stock dividends received on securities	(17)	(48)
Deferred income taxes	(746)	(3,971)
Net change in prepaid FDIC assessments	3,446	3,544
Net change in trading securities	(28,275)	(95,099)
Net change in broker-dealer and clearing organization receivables	(80,434)	(72,863)
Net change in fee award receivable	922	965
Net change in broker-dealer and clearing organization payables	76,662	89,128
Net change in other assets	(6,612)	(25,733)
Net change in other liabilities	(19,969)	14,201
Net gains from sale of loans	(196,891)	(155,236)
Loans originated for sale	(5,870,405)	(5,209,037)
Proceeds from loans sold	5,848,913	5,118,975

Net cash provided by (used in) operating activities	(180,632)	(238,507)

Investing Activities
Net change in securities purchased under resale agreements	82,464	—
Proceeds from maturities and principal reductions of securities held to maturity	20,657	66,442
Proceeds from sales, maturities and principal reductions of securities available for sale	478,773	259,767
Purchases of securities held to maturity	(1,031)	(8,720)
Purchases of securities available for sale	(534,902)	(533,320)
Net change in loans	(24,080)	18,046
Purchases of premises and equipment and other assets	(24,952)	(10,536)
Proceeds from sales of premises and equipment and other real estate owned	11,020	11,629
Net cash received (paid) for Federal Home Loan Bank and Federal Reserve Bank stock	3,341	6,988

Net cash provided by (used in) investing activities	11,290	(189,704)

Financing Activities
Net change in deposits	456,001	506,273
Net change in short-term borrowings	(175,229)	(104,460)
Proceeds from notes payable	4,000	1,700
Payments on notes payable	(10,197)	(7,829)
Payments to redeem preferred stock	(92,013)	—
Proceeds from issuance of preferred stock	114,068	—
Proceeds from issuance of common stock	300	309
Dividends paid	(9,256)	(8,678)
Net cash received from (distributed to) noncontrolling interest	292	(224)
Other, net	(347)	(324)

Net cash provided by (used in) financing activities	287,619	386,767

Net change in cash and cash equivalents	118,277	(41,444)
Cash and cash equivalents at beginning of period	359,335	160,367

Cash and cash equivalents at end of period	$477,612	$118,923

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$30,496	$28,295

Income taxes	$2,575	$16,044

Supplemental Schedule of Noncash Activities
Conversion of loans to other real estate owned	$27,630	$14,879

Capital leases	$887	$—

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Interim Financial Statements – Unaudited

September 30, 2011

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The unaudited consolidated financial statements of PlainsCapital Corporation, a Texas corporation, and its subsidiaries (“we,” “us,” “our,” “our company,” or “PlainsCapital”) for the nine month periods ended September 30, 2011 and 2010 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

PlainsCapital is a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Graham-Leach-Bliley Act of 1999, headquartered in Dallas, Texas, that provides, through its subsidiaries, an array of financial products and services. In addition to traditional banking services, PlainsCapital provides residential mortgage lending, investment banking, public finance advisory, wealth and investment management, treasury management, fixed income sales, asset management and correspondent clearing services.

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

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC, the controlling and sole managing member of PrimeLending Ventures, LLC (“Ventures”). Through a series limited liability company structure Ventures establishes separate operating divisions with select business partners, such as home builders, real estate brokers and financial institutions, to originate residential mortgage loans.

On June 30, 2011, the Bank dissolved Plains Financial Corporation, which had no significant operations or net assets at the time of its dissolution.

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

1. Summary of Significant Accounting and Reporting Policies (continued)

The acquisition cost of First Southwest Holdings, Inc. was approximately $62.2 million. In addition, PlainsCapital placed approximately 1.7 million shares of PlainsCapital common stock, valued at approximately $19.2 million as of December 31, 2008, into escrow. The percentage of shares to be released from escrow and distributed to former First Southwest stockholders will be determined based upon, among other factors, the valuation of certain auction rate bonds held by First Southwest prior to the merger (or repurchased from investors following the closing of the merger) as of the last day of December 2012 or, if applicable, the aggregate sales price of such auction rate bonds prior to such date. Any shares issued out of the escrow will be accounted for as additional acquisition cost.

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

1. Summary of Significant Accounting and Reporting Policies (continued)

Comprehensive Income (Loss)

PlainsCapital’s comprehensive income (loss) consists of unrealized holding gains (losses) on its available for sale securities, investments held in trust for the Supplemental Executive Retirement Plan and derivative instruments designated as cash flow hedges (collectively, “OCI”) and net income.

The components of accumulated other comprehensive income (loss), net of taxes, at September 30, 2011 and December 31, 2010 are shown in the following table (in thousands):

	September 30, 2011	December 31, 2010
Unrealized gain (loss) on securities available for sale	$6,199	$(877)
Unrealized loss on securities available for sale for which the credit portion of an other-than-temporary impairment (“OTTI”) has been recognized in earnings	(1,507)	—
Unrealized gain (loss) on securities held in trust for the Supplemental Executive Retirement Plan	(204)	551
Unrealized gain on customer-related cash flow hedges	—	45

	$4,488	$(281)

Reclassification

Certain items in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

2. Securities

The amortized cost and fair value of securities, excluding trading securities, as of September 30, 2011, and December 31, 2010 are summarized as follows (in thousands):

	Available for Sale
	Amortized Cost	Recognized in OCI			Fair Value
		Gross Unrealized Gains	Gross Unrealized Losses	OTTI
As of September 30, 2011
U. S. government agencies
Bonds	$226,171	$665	$(143)	$—	$226,693
Mortgage-backed securities	34,085	2,333	(116)	—	36,302
Collateralized mortgage obligations	311,048	3,956	(254)	—	314,750
States and political subdivisions	69,769	3,828	(123)	—	73,474
Auction rate bonds	47,719	—	(610)	(2,318)	44,791

Totals	$688,792	$10,782	$(1,246)	$(2,318)	$696,010

As of December 31, 2010
U. S. government agencies
Bonds	$30,000	$5	$(46)	$—	$29,959
Mortgage-backed securities	18,907	410	(473)	—	18,844
Collateralized mortgage obligations	507,536	2,364	(2,131)	—	507,769
States and political subdivisions	35,209	43	(1,042)	—	34,210
Auction rate bonds	22,936	—	(482)	—	22,454

Totals	$614,588	$2,822	$(4,174)	$—	$613,236

	Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2011
U. S. government agencies
Mortgage-backed securities	$7,159	$587	$—	$7,746
Collateralized mortgage obligations	17,966	552	—	18,518
States and political subdivisions	113,929	6,273	(31)	120,171
Auction rate bonds	45,566	1,215	(287)	46,494

Totals	$184,620	$8,627	$(318)	$192,929

As of December 31, 2010
U. S. government agencies
Mortgage-backed securities	$10,369	$677	$(8)	$11,038
Collateralized mortgage obligations	28,169	615	(101)	28,683
States and political subdivisions	120,348	1,758	(2,497)	119,609
Auction rate bonds	74,027	644	(5,271)	69,400

Totals	$232,913	$3,694	$(7,877)	$228,730

During the first quarter of 2011, subordinated auction rate bonds with a net carrying amount of $28.6 million were transferred from held to maturity to available for sale in response to a downgrade in their credit rating from investment grade to below investment grade. The net carrying amount of the transferred securities included an unrealized loss of $5.1 million that was included, net of tax, in accumulated other comprehensive loss at March 31, 2011, reducing shareholders’ equity.

During the third quarter of 2011, these transferred securities were placed on Negative Watch by one of the rating agencies. After further analysis, the Bank determined that the decline in fair value of the transferred securities was other-than-temporary. In order to determine the amount of the OTTI, the Bank evaluated the historical and projected performance of the underlying student loan collateral, the extent of the government guarantee, expenses associated with the trust that issued the securities, the expected cash flows from the transferred securities and other factors. As a result of this evaluation, the Bank determined that it had incurred an OTTI of approximately $6.2 million on the transferred securities at September 30, 2011. The credit-related portion of the OTTI, calculated as the difference between the securities’ amortized cost basis and the present value of the securities’ expected future cash flows, was approximately $3.9 million and was recorded in operating results in September 2011. The remaining $2.3 million of the OTTI has been recognized in other comprehensive income.

2. Securities (continued)

Information regarding securities, including those for which the credit-related portion of an OTTI has been recorded in earnings, that were in an unrealized loss position, as of September 30, 2011 and December 31, 2010 is shown in the following tables (dollars in thousands):

	As of September 30, 2011			As of December 31, 2010
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale
U. S. government agencies
Bonds
Unrealized loss for less than twelve months	5	$55,338	$142	2	$19,954	$46
Unrealized loss for more than twelve months	—	—	—	—	—	—

	5	55,338	142	2	19,954	46
Mortgage-backed securities
Unrealized loss for less than twelve months	—	—	—	3	7,670	473
Unrealized loss for more than twelve months	1	4,408	116	—	—	—

	1	4,408	116	3	7,670	473
Collateralized mortgage obligations
Unrealized loss for less than twelve months	9	78,413	254	17	232,135	2,131
Unrealized loss for more than twelve months	—	—	—	—	—	—

	9	78,413	254	17	232,135	2,131
States and political subdivisions
Unrealized loss for less than twelve months	9	8,658	75	17	20,126	1,042
Unrealized loss for more than twelve months	2	2,135	48	—	—	—

	11	10,793	123	17	20,126	1,042
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for more than twelve months	3	44,791	2,929	1	22,454	482

	3	44,791	2,929	1	22,454	482
Total available for sale
Unrealized loss for less than twelve months	23	142,409	471	39	279,885	3,692
Unrealized loss for more than twelve months	6	51,334	3,093	1	22,454	482

	29	$193,743	$3,564	40	$302,339	$4,174

Held to maturity
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	—	$—	$—	1	$1,577	$1
Unrealized loss for more than twelve months	—	—	—	1	495	7

	—	—	—	2	2,072	8
Collateralized mortgage obligations
Unrealized loss for less than twelve months	—	—	—	1	6,641	101
Unrealized loss for more than twelve months	—	—	—	—	—	—

	—	—	—	1	6,641	101
States and political subdivisions
Unrealized loss for less than twelve months	5	2,074	9	95	50,518	1,996
Unrealized loss for more than twelve months	7	2,680	22	15	5,420	501

	12	4,754	31	110	55,938	2,497
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—	2	10,239	227
Unrealized loss for more than twelve months	2	10,201	287	2	23,474	5,044

	2	10,201	287	4	33,713	5,271
Total held to maturity
Unrealized loss for less than twelve months	5	2,074	9	99	68,975	2,325
Unrealized loss for more than twelve months	9	12,881	309	18	29,389	5,552

	14	$14,955	$318	117	$98,364	$7,877

2. Securities (continued)

Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Bank expects to receive full value for the securities. As of September 30, 2011, management does not intend to sell any of the securities classified as available for sale in the previous table, and management believes that it is more likely than not that the Bank will not be required to sell any such securities before a recovery of cost. Subject to the discussion of OTTI above, management believes the impairments detailed in the table are temporary and relate primarily to changes in interest rates and liquidity as of September 30, 2011.

The following table provides details regarding the amounts of credit-related OTTI recognized in earnings (in thousands):

	September 30, 2011	December 31, 2010
Balance at beginning of period	$—	$—
Additions for credit-related OTTI not previously recognized	3,900	—

Balance at end of period	$3,900	$—

The amortized cost and fair value of securities, excluding trading securities, as of September 30, 2011 are shown by contractual maturity below (in thousands).

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	13,001	13,191	4,012	4,155
Due after five years through ten years	112,311	112,550	16,738	17,433
Due after ten years	218,347	219,217	138,745	145,077

	343,659	344,958	159,495	166,665
Mortgage-backed securities	34,085	36,302	7,159	7,746
Collateralized mortgage obligations	311,048	314,750	17,966	18,518

	$688,792	$696,010	$184,620	$192,929

For the three and nine months ended September 30, 2011, the Bank received proceeds from the sale of available for sale securities of $152.3 million and $228.5 million, respectively, and realized gross gains of $0.3 million and $1.5 million, respectively. For the three and nine months ended September 30, 2010, the Bank received proceeds from the sale of available for sale securities of $99.5 million and $191.8 million, respectively, and recognized gross gains of $0.3 million and $2.0 million, respectively. The Bank determines the cost of securities sold by specific identification.

FSC realized net gains on its trading securities portfolio of $1.2 million and $2.9 million for the three and nine months ended September 30, 2011, respectively, and $1.0 million and $2.5 million for the three and nine months ended September 30, 2010, respectively.

Securities with a carrying amount of approximately $606.6 million and $624.4 million (fair value of approximately $619.9 million and $623.6 million) at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. In addition, the Bank had secured a letter of credit from the Federal Home Loan Bank (“FHLB”) of $60.0 million at December 31, 2010, in lieu of pledging securities to secure certain public deposits.

3. Loans and Allowance for Loan Losses

Loans summarized by category as of September 30, 2011 and December 31, 2010, are as follows (in thousands):

	September 30, 2011	December 31, 2010
Commercial and industrial
Commercial	$1,326,931	$1,299,654
Lease financing	36,716	50,216
Securities (primarily margin loans)	282,579	289,351
Real estate	1,147,463	1,112,402
Construction and land development	293,729	343,920
Consumer	32,684	42,627

	3,120,102	3,138,170
Allowance for loan losses	(68,016)	(65,169)

	$3,052,086	$3,073,001

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

Underwriting procedures address financial components based on the size or complexity of the credit. The financial components include but are not limited to current and projected global cash flows, shock analysis and/or stress testing, and trends in appropriate balance sheet and income statement ratios. Collateral analysis includes a complete description of the collateral, as well as determining values, monitoring requirements, loan to value ratios, concentration risk, appraisal requirements and other information relevant to the collateral being pledged. Guarantor analysis includes liquidity and global cash flow analysis based on the significance the guarantors are expected to serve as secondary repayment sources. PlainsCapital’s underwriting standards are governed by adherence to its loan policy. The loan policy provides for specific guidelines by portfolio segment, including commercial and industrial, real estate, construction and land development, and consumer loans. Within each individual portfolio segment, permissible and impermissible loan types are explicitly outlined. Within the loan types, minimum requirements for the underwriting factors listed above are provided.

PlainsCapital maintains an independent loan review department that reviews credit risk in response to both external and internal factors that potentially impact the performance of either individual loans or the overall loan portfolio. The loan review process reviews the creditworthiness of borrowers and determines compliance with the loan policy. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel. Results of these reviews are presented to management and the Bank’s Board of Directors.

3. Loans and Allowance for Loan Losses (continued)

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”) and partially charged-off loans. Impaired loans as of September 30, 2011 and December 31, 2010 are summarized by class in the following tables (in thousands):

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
						Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
As of September 30, 2011
Commercial and industrial
Secured by receivables	$11,286	$4,510	$1,674	$6,184	$541	$6,866	$10,914
Secured by equipment	2,172	275	—	275	—	392	575
Unsecured	8,388	1,722	2,666	4,388	1,084	4,899	2,249
Lease financing	1,835	1,835	—	1,835	—	1,886	3,932
All other commercial and industrial	861	331	530	861	93	898	4,391
Real estate
Secured by commercial properties	20,320	18,320	—	18,320	—	18,553	17,439
Secured by residential properties	10,180	8,948	557	9,505	197	8,515	9,713
Construction and land development
Residential construction loans	876	876	—	876	—	847	1,354
Commercial construction loans and land development	33,065	6,189	26,257	32,446	8,336	43,624	44,982
Consumer	201	201	—	201	—	116	118

	$89,184	$43,207	$31,684	$74,891	$10,251	$86,596	$95,667

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2010
Commercial and industrial
Secured by receivables	$24,036	$11,301	$4,343	$15,644	$2,089	$29,670
Secured by equipment	3,290	638	237	875	57	2,783
Unsecured	4,148	109	—	109	—	227
Lease financing	6,028	6,028	—	6,028	—	5,607
All other commercial and industrial	7,920	4,811	3,109	7,920	2,507	13,989
Real estate
Secured by commercial properties	19,039	16,427	130	16,557	1	8,417
Secured by residential properties	10,420	6,840	3,080	9,920	417	9,472
Construction and land development
Residential construction loans	1,831	1,831	—	1,831	—	1,094
Commercial construction loans and land development	70,801	36,430	21,087	57,517	3,724	33,728
Consumer	35	35	—	35	—	1

	$147,548	$84,450	$31,986	$116,436	$8,795	$104,988

Interest income recorded on accruing impaired loans was approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2011, respectively. Interest income recorded on non-accrual loans for the three and nine months ended September 30, 2011 and 2010 was nominal. At September 30, 2011, PlainsCapital had unadvanced commitments of approximately $0.5 million to borrowers whose loans had been restructured in TDRs.

3. Loans and Allowance for Loan Losses (continued)

Non-accrual loans as of September 30, 2011 and December 31, 2010 are summarized by class in the following table (in thousands):

	September 30, 2011	December 31, 2010
Commercial and industrial
Secured by receivables	$4,742	$7,580
Secured by equipment	275	875
Unsecured	2,729	64
Lease financing	1,835	6,028
All other commercial and industrial	615	3,740
Real estate
Secured by commercial properties	10,364	4,426
Secured by residential properties	6,015	3,609
Construction and land development
Residential construction loans	228	199
Commercial construction loans and land development	31,969	57,423
Consumer	201	27

	$58,973	$83,971

The average aggregate balance of non-accrual loans for the three and nine months ended September 30, 2010 was approximately $69.0 million and $74.8 million, respectively.

PlainsCapital classifies loan modifications as TDRs when it concludes that it has both granted a concession to a debtor and that the debtor is experiencing financial difficulties. Loan modifications are typically structured to create affordable payments for the debtor and can be achieved in a variety of ways. PlainsCapital modifies loans by reducing interest rates and/or lengthening loan amortization schedules. PlainsCapital also reconfigures a single loan into two or more loans (“A/B Note”). The typical A/B Note restructure results in a “bad” loan which is charged off and a “good” loan or loans the terms of which comply with the Bank’s customary underwriting policies. The debt charged off on the “bad” loan is not forgiven to the debtor.

3. Loans and Allowance for Loan Losses (continued)

PlainsCapital did not grant any TDRs during the three months ended September 30, 2011. For the nine months ended September 30, 2011, information regarding TDRs granted is shown in the following table (in thousands):

	Recorded Investment in Loans Modified by
	A/B Note	Interest Rate Adjustment	Payment Term Extension	Total Modifications
Nine Months Ended September 30, 2011
Commercial and industrial
Secured by receivables	$—	$—	$—	$—
Secured by equipment	—	—	—	—
Unsecured	—	—	2,666	2,666
Lease financing	—	—	—	—
All other commercial and industrial	246	—	1,621	1,867
Real estate	—	—	—	—
Secured by commercial properties	—	—	—	—
Secured by residential properties	203	—	—	203
Construction and land development	—	—	—	—
Residential construction loans	—	647	—	647
Commercial construction loans and land development	478	—	—	478
Consumer	—	—	—	—

	$927	$647	$4,287	$5,861

The reduction in interest income over the remaining contractual life of TDRs granted during the nine months ended September 30, 2011, was not significant.

The following table presents information regarding TDRs granted in the twelve months preceding September 30, 2011 and for which a payment was at least 30 days past due in the three and nine months ended September 30, 2011 (dollar amounts in thousands).

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial
Secured by receivables	—	$—	—	$—
Secured by equipment	—	—	1	228
Unsecured	—	—	—	—
Lease financing	—	—	—	—
All other commercial and industrial	—	—	—	—
Real estate	—	—	—	—
Secured by commercial properties	—	—	—	—
Secured by residential properties	—	—	—	—
Construction and land development	—	—	—	—
Residential construction loans	—	—	—	—
Commercial construction loans and land development	3	16,671	4	16,910
Consumer	—	—	—	—

	3	$16,671	5	$17,138

3. Loans and Allowance for Loan Losses (continued)

An analysis of the aging of PlainsCapital’s loan portfolio as of September 30, 2011 and December 31, 2010 is shown in the following tables (in thousands):

	Loans Past Due 30-89 Days	Loans Past Due 90 Days or More	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans Past Due 90 Days or More
As of September 30, 2011
Commercial and industrial
Secured by receivables	$5,195	$2,778	$7,973	$529,646	$537,619	$—
Secured by equipment	724	275	999	126,321	127,320	—
Unsecured	24	8	32	101,352	101,384	—
Lease financing	3,628	1,835	5,463	31,253	36,716	—
All other commercial and industrial	964	85	1,049	842,138	843,187	—
Real estate
Secured by commercial properties	9,257	8,415	17,672	853,981	871,653	—
Secured by residential properties	1,732	5,486	7,218	268,592	275,810	—
Construction and land development
Residential construction loans	196	64	260	52,183	52,443	—
Commercial construction loans and land development	2,747	24,769	27,516	213,770	241,286	—
Consumer	96	—	96	32,588	32,684	—

	$24,563	$43,715	$68,278	$3,051,824	$3,120,102	$—

	Loans Past Due 30-89 Days	Loans Past Due 90 Days or More	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans Past Due 90 Days or More
As of December 31, 2010
Commercial and industrial
Secured by receivables	$3,630	$3,655	$7,285	$648,856	$656,141	$—
Secured by equipment	1,092	287	1,379	121,011	122,390	—
Unsecured	15	—	15	92,812	92,827	—
Lease financing	2,204	5,343	7,547	42,669	50,216	71
All other commercial and industrial	265	2,778	3,043	714,604	717,647	—
Real estate
Secured by commercial properties	5,834	1,768	7,602	862,521	870,123	395
Secured by residential properties	4,017	1,286	5,303	236,976	242,279	—
Construction and land development
Residential construction loans	23	—	23	55,414	55,437	—
Commercial construction loans and land development	8,492	21,433	29,925	258,558	288,483	—
Consumer	149	—	149	42,478	42,627	—

	$25,721	$36,550	$62,271	$3,075,899	$3,138,170	$466

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

Special Mention – A “Special Mention” asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the Bank’s credit position at some future date. Special Mention assets are not adversely classified and are deemed not to expose the Bank to sufficient risk to require adverse classification.

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

3. Loans and Allowance for Loan Losses (continued)

The following tables present the internal risk grades of loans, as described above, in the portfolio as of September 30, 2011 and December 31, 2010 by class (in thousands):

	Pass	Special Mention	Substandard	Total
As of September 30, 2011
Commercial and industrial
Secured by receivables	$509,842	$8,246	$19,531	$537,619
Secured by equipment	124,051	844	2,425	127,320
Unsecured	98,158	—	3,226	101,384
Lease financing	31,915	—	4,801	36,716
All other commercial and industrial	818,532	12,748	11,907	843,187
Real estate
Secured by commercial properties	837,469	1,805	32,379	871,653
Secured by residential properties	265,367	345	10,098	275,810
Construction and land development
Residential construction loans	49,288	—	3,155	52,443
Commercial construction loans and land development	200,878	3,696	36,712	241,286
Consumer	32,579	31	74	32,684

	$2,968,079	$27,715	$124,308	$3,120,102

	Pass	Special Mention	Substandard	Total
As of December 31, 2010
Commercial and industrial
Secured by receivables	$628,464	$11,636	$16,041	$656,141
Secured by equipment	119,948	321	2,121	122,390
Unsecured	91,654	—	1,173	92,827
Lease financing	42,285	—	7,931	50,216
All other commercial and industrial	697,938	16,223	3,486	717,647
Real estate
Secured by commercial properties	834,940	13,078	22,105	870,123
Secured by residential properties	229,503	897	11,879	242,279
Construction and land development
Residential construction loans	55,029	209	199	55,437
Commercial construction loans and land development	222,046	1,205	65,232	288,483
Consumer	42,536	40	51	42,627

	$2,964,343	$43,609	$130,218	$3,138,170

Net investment in lease financing at September 30, 2011 and December 31, 2010 is shown in the following table (in thousands).

	September 30, 2011	December 31, 2010
Future minimum lease payments	$37,921	$53,178
Unguaranteed residual value	141	139
Guaranteed residual value	2,413	2,096
Initial direct costs, net of amortization	89	166
Unearned income	(3,848)	(5,363)

	$36,716	$50,216

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

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic and is individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in our estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. If the measurement of impairment under the Receivables Topic results in no allowance, no additional loss is recognized under the Contingencies Topic. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segment adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures; changes in underwriting standards; changes in economic and business conditions and developments that affect the collectibility of the portfolio; the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in lending management and staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; changes in the loan review system; changes in the value of underlying collateral for collateral-dependent loans; and any concentrations of credit and changes in the level of such concentrations.

We design our loan review program to identify and monitor problem loans by maintaining a credit grading process, ensuring that timely and appropriate changes are made to the loans with assigned risk grades and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless the loan is both well secured and in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review all loan relationships that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve and additional relationships necessary to achieve adequate coverage of our various lending markets.

Homogenous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. As of September 30, 2011, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance.

3. Loans and Allowance for Loan Losses (continued)

Changes in the allowance for loan losses, distributed by portfolio segment, for the three and nine months ended September 30, 2011 were as follows (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Three Months Ended September 30, 2011
Balance at beginning of period	$42,162	$10,851	$14,859	$425	$11	$68,308
Provision charged to operations	(1,093)	1,016	4,557	(7)	27	4,500
Loans charged off	(1,919)	(539)	(2,724)	(62)	—	(5,244)
Recoveries on charged off loans	316	91	34	11	—	452

Balance at end of period	$39,466	$11,419	$16,726	$367	$38	$68,016

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Nine Months Ended September 30, 2011
Balance at beginning of period	$41,687	$11,732	$11,227	$523	$—	$65,169
Provision charged to operations	6,711	738	10,837	(86)	38	18,238
Loans charged off	(9,649)	(1,314)	(5,536)	(142)	—	(16,641)
Recoveries on charged off loans	717	263	198	72	—	1,250

Balance at end of period	$39,466	$11,419	$16,726	$367	$38	$68,016

Changes in the allowance for loan losses for the three and nine months ended September 30, 2010 were as follows (in thousands):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Balance at beginning of period	$56,375	$52,092
Provision charged to operations	20,449	53,649
Loans charged off	(18,487)	(47,889)
Recoveries on charged off loans	268	753

Balance at end of period	$58,605	$58,605

As of September 30, 2011 and December 31, 2010, the loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of September 30, 2011
Loans individually evaluated for impairment	$13,543	$27,825	$33,322	$201	$74,891
Loans collectively evaluated for impairment	1,632,683	1,119,638	260,407	32,483	3,045,211

	$1,646,226	$1,147,463	$293,729	$32,684	$3,120,102

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of December 31, 2010
Loans individually evaluated for impairment	$30,576	$26,477	$59,348	$35	$116,436
Loans collectively evaluated for impairment	1,608,645	1,085,925	284,572	42,592	3,021,734

	$1,639,221	$1,112,402	$343,920	$42,627	$3,138,170

3. Loans and Allowance for Loan Losses (continued)

As of September 30, 2011 and December 31, 2010, the allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Unallocated	Total
As of September 30, 2011
Loans individually evaluated for impairment	$1,718	$197	$8,336	$—	$—	$10,251
Loans collectively evaluated for impairment	37,748	11,222	8,390	367	38	57,765

	$39,466	$11,419	$16,726	$367	$38	$68,016

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Unallocated	Total
As of December 31, 2010
Loans individually evaluated for impairment	$4,654	$417	$3,724	$—	$—	$8,795
Loans collectively evaluated for impairment	37,033	11,315	7,503	523	—	56,374

	$41,687	$11,732	$11,227	$523	$—	$65,169

Net (charge-offs)/recoveries by class for the three and nine months ended September 30, 2011 and 2010 are shown in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Commercial and industrial
Secured by receivables	$(1,367)	$(826)	$(4,628)	$(12,045)
Secured by equipment	(70)	(3,089)	(629)	(5,382)
Unsecured	(138)	(94)	(451)	(906)
Lease financing	(99)	—	(845)	(452)
All other commercial and industrial	71	(482)	(2,379)	(6,266)
Real estate
Secured by commercial properties	37	—	98	(7,392)
Secured by residential properties	(485)	—	(1,149)	(304)
Construction and land development
Residential construction loans	34	(130)	93	(553)
Commercial construction loans and land development	(2,724)	(13,575)	(5,431)	(13,703)
Consumer	(51)	(23)	(70)	(133)

	$(4,792)	$(18,219)	$(15,391)	$(47,136)

4. Deposits

Deposits at September 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Noninterest-bearing demand	$356,852	$256,372
Interest-bearing:
NOW accounts	122,698	61,800
Money market	1,805,724	1,416,816
Brokered - money market	274,238	374,972
Demand	61,091	71,547
Savings	243,522	167,398
In foreign branches	207,456	132,131
Time - $100,000 and over	803,030	817,956
Time - other	221,518	218,163
Brokered - time	278,331	401,304

	$4,374,460	$3,918,459

5. Short-Term Borrowings

Short-term borrowings at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Federal funds purchased	$188,000	$134,675
Securities sold under agreements to repurchase	140,981	304,207
Federal Home Loan Bank notes	—	100,000
Treasury tax and loan note option account	2,424	3,002
Short-term bank loans	75,500	40,250

	$406,905	$582,134

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

	Nine Months Ended September 30,
	2011	2010
Average balance during the period	$408,411	$223,420
Average interest rate during the period	0.25%	0.24%

	September 30, 2011	December 31, 2010
Average interest rate at end of period	0.25%	0.23%
Securities underlying the agreements at end of period
Carrying value	$130,461	$276,284
Estimated fair value	$168,837	$336,317

5. Short-Term Borrowings (continued)

The estimated fair value of securities underlying repurchase agreements above includes approximately $37.6 million of securities owned by FSC customers and pledged to FSC as collateral for margin loans as of September 30, 2011. FSC is permitted to sell or re-pledge customer securities held as collateral for margin loans under the terms of the margin loan agreements between FSC and its customers.

FHLB notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following table (dollar amounts in thousands):

	000000	000000
	Nine Months Ended September 30,
	2011	2010
Average balance during the period	$28,187	$236,172
Average interest rate during the period	0.39%	0.64%

	000000	000000
	September 30, 2011	December 31, 2010
Average interest rate at end of period	—	0.43%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts, and other short-term operating activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at September 30, 2011 and December 31, 2010 was 1.45% and 1.50%, respectively.

6. Notes Payable

Notes payable at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Term note with JPMorgan Chase, due July 31, 2012. Principal payments of $0.9 million and interest are payable quarterly.	$16,815	$17,700
Revolving credit line with JPMorgan Chase not to exceed $5.0 million. Facility matures July 31, 2012 with interest payable quarterly.	5,000	1,000
Term note with JPMorgan Chase, due July 31, 2011. Principal payments of $1.9 million and interest are payable quarterly.	—	5,738
Term note with JPMorgan Chase, due July 31, 2012. Principal payments of $0.5 million and interest are payable semi-annually	2,500	3,000
Term note with JPMorgan Chase, due October 27, 2015. Principal payments of $25,000 and interest are payable quarterly.	475	500
Subordinated note with JPMorgan Chase, not to exceed $20 million. Facility matures October 27, 2015 with principal payments of $1.0 million and interest payable quarterly.	19,000	20,000
First Southwest nonrecourse notes, due January 25, 2035 with interest payable quarterly.	13,789	15,838

	$57,579	$63,776

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

The previous table reflects July 2011 amendments (“July 2011 Amendments”) to loan agreements between PlainsCapital and JPMorgan Chase governing PlainsCapital’s existing line of credit and term notes. The July 2011 Amendments converted PlainsCapital’s $17.7 million revolving line of credit to a term note, extended the maturity of PlainsCapital’s remaining line of credit and term notes expiring July 31, 2011 to July 31, 2012 and, where applicable, decreased the acceptable non-performing asset ratio for the Bank from 4.50% to 4.00%, effective beginning September 30, 2011. At September 30, 2011, the Bank’s non-performing asset ratio, as defined, was 2.89%, which was in compliance with the non-performing asset ratio covenant.

7. Income Taxes

PlainsCapital’s effective tax rate was 34.80% and 43.46% for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, PlainsCapital’s effective tax rate was 34.85% and 36.48%, respectively. PlainsCapital’s effective tax rate for the third quarter of 2010 was higher than the rate for the third quarter of 2011 due to the tax effect of various additional nondeductible expenses identified during preparation of PlainsCapital’s 2009 tax return. The 2009 return was filed and related tax expense recorded in the third quarter of 2010. The related tax expense had a more significant impact on PlainsCapital’s effective tax rate due to lower levels of pre-tax income in the three and nine months ended September 30, 2010, respectively, compared with the corresponding periods in 2011.

PlainsCapital files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. PlainsCapital is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008.

8. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $9.5 million and $0.5 million at September 30, 2011 and December 31, 2010, respectively.

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

Other Contingencies

PlainsCapital and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 17 years and under capital leases with remaining terms of 11 to 18 years. Future minimum payments under these leases have not changed significantly from the amounts reported at December 31, 2010 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 22, 2011. Rental expense under the operating leases was approximately $5.6 million and $5.3 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, rental expense was approximately $17.0 million and $15.7 million, respectively.

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

The Bank had in the aggregate outstanding unused commitments to extend credit of $953.5 million at September 30, 2011. The Bank had outstanding standby letters of credit of $46.7 million at September 30, 2011.

9. Financial Instruments with Off-Balance Sheet Risk (continued)

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

10. Stock-Based Compensation

In August 2009, the shareholders approved the PlainsCapital Corporation 2009 Long-Term Incentive Plan (the “2009 LTIP”) to be effective upon the redemption of all of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) and Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) issued in December 2008 to the U.S. Department of the Treasury (“Treasury”) pursuant to the Capital Purchase Program, a part of the Troubled Asset Relief Program (“TARP”). As discussed in Note 12, PlainsCapital redeemed all shares of Series A Preferred Stock and Series B Preferred Stock on September 27, 2011. As a result, the 2009 LTIP became effective. The 2009 LTIP allows for the granting of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of PlainsCapital, its subsidiaries and outside directors of PlainsCapital. The 2009 LTIP is expected to provide flexibility to PlainsCapital’s compensation methods in order to adapt the compensation of key employees and outside directors to a changing business environment. In the aggregate, 4.0 million shares of common stock may be delivered pursuant to awards granted under the 2009 LTIP. The 2009 LTIP replaced the stock option plans established in 2001, 2003, 2005 and 2007. No future awards may be granted under those prior plans.

In addition, the PlainsCapital Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”) allows for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of PlainsCapital, its subsidiaries and outside directors of PlainsCapital. In the aggregate, 1.0 million shares of common stock may be delivered pursuant to awards granted under the 2010 Plan.

At September 30, 2011, a total of 4,000,000 shares were available for grant under the 2009 LTIP and 253,687 shares were available for awards under the 2010 Plan. PlainsCapital typically issues new shares upon exercise of option grants.

Stock-based compensation cost was approximately $0.7 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, stock-based compensation cost was $1.8 million and $1.2 million.

At September 30, 2011, unrecognized cost related to unvested restricted stock and restricted stock units was $5.1 million and $5.6 million, respectively. The vesting of the unvested restricted stock and restricted stock units will automatically accelerate in full under certain conditions. Upon a change in control of PlainsCapital, the entire unrecognized cost related to both unvested restricted stock and restricted stock units would be recognized in noninterest expense immediately. If and when our common stock is listed and traded on an exchange registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the entire unrecognized cost related to unvested restricted stock would be recognized in noninterest expense immediately.

10. Stock-Based Compensation

Information regarding unvested restricted stock and restricted stock units for the nine months ended September 30, 2011 is as follows:

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, January 1	535,862	$11.48	290,057	$12.58
Granted	76,383	11.26	298,592	11.26
Vested	(83,713)	11.47	(1,500)	12.67
Cancellations and expirations	—	0.00	(2,000)	11.26

Outstanding, September 30	528,532	$11.45	585,149	$11.91

Information regarding the Stock Option Plans for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1	725,651	$9.62
Exercised	(59,790)	5.01
Cancellations and expirations	(9,780)	12.88

Outstanding, September 30	656,081	$10.00

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

	At September 30, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$214,634	4%	$531,419	9.90%
Tier 1 capital (to risk-weighted assets)	161,543	4%	531,419	13.16%
Total capital (to risk-weighted assets)	323,086	8%	582,128	14.41%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$215,075	4%	$520,735	9.68%
Tier 1 capital (to risk-weighted assets)	161,963	4%	520,735	12.86%
Total capital (to risk-weighted assets)	323,926	8%	586,774	14.49%

	At December 31, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$206,270	4%	$485,013	9.41%
Tier 1 capital (to risk-weighted assets)	152,091	4%	485,013	12.76%
Total capital (to risk-weighted assets)	304,181	8%	532,769	14.01%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$206,664	4%	$462,823	8.96%
Tier 1 capital (to risk-weighted assets)	152,946	4%	462,823	12.10%
Total capital (to risk-weighted assets)	305,891	8%	526,843	13.78%

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

	At September 30, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$268,292	5%	$531,419	9.90%
Tier 1 capital (to risk-weighted assets)	242,314	6%	531,419	13.16%
Total capital (to risk-weighted assets)	403,857	10%	582,128	14.41%

	At December 31, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$257,838	5%	$485,013	9.41%
Tier 1 capital (to risk-weighted assets)	228,136	6%	485,013	12.76%
Total capital (to risk-weighted assets)	380,227	10%	532,769	14.01%

Pursuant to the net capital requirements of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At September 30, 2011, FSC had net capital of $58.5 million; the minimum net capital requirement was $4.4 million; net capital maintained by FSC was 27% of aggregate debits; and net capital in excess of the minimum requirement was $54.1 million.

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

12. Shareholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At September 30, 2011, approximately $63.0 million of retained earnings was available for dividend declaration without prior approval from the Federal Reserve.

On September 27, 2011, we sold approximately $114.1 million of our Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”) to the Secretary of the Treasury pursuant to the Small Business Lending Fund program (the “SBLF”). The Series C Preferred Stock has an aggregate liquidation preference of approximately $114.1 million and qualifies as Tier 1 Capital for regulatory purposes.

12. Shareholders’ Equity (continued)

The terms of the Series C Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis beginning January 1, 2012. The dividend rate, as a percentage of the liquidation amount, fluctuates while the Series C Preferred Stock is outstanding based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank from its average level of QSBL at each of the four quarter ends leading up to June 30, 2010 (the “Baseline”) as follows:

Dividend Period		Annualized Dividend Rate
Beginning	Ending
September 27, 2011	September 30, 2011	5.000%
October 1, 2011	December 31, 2011	3.772%(1)
January 1, 2012	December 31, 2013	1.000% to 5.000%
January 1, 2014	March 26, 2016	1.000% to 7.000%(2)
March 27, 2016	Redemption	9.000%(3)

(1)	Subject to confirmation by the Secretary of the Treasury.
(2)	Between January 1, 2014 and March 26, 2016, the dividend rate will be fixed at a rate in such range based upon the level of percentage change in QSBL between September 30, 2013 and the Baseline.
(3)	Beginning on March 27, 2016, the dividend rate will be fixed at nine percent (9%) per annum.

In addition to the applicable dividend rates described above, beginning on January 1, 2014 and on all dividend payment dates thereafter ending on April 1, 2016, if we fail to increase our level of QSBL compared to the Baseline, we will be required to pay a quarterly lending incentive fee of 0.5% of the liquidation value.

As long as shares of Series C Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our common stock) during any quarter in which we fail to declare and pay dividends on the Series C Preferred Stock and for the next three quarters following such failure. In addition, under the terms of the Series C Preferred Stock, we may only declare and pay dividends on our common stock (or repurchase shares of our common stock), if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least ninety percent (90%) of Tier 1 capital as of September 27, 2011, excluding any charge-offs and redemptions of the Series C Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning January 1, 2014, based upon the extent by which, if at all, the QSBL at September 30, 2013 has increased over the Baseline.

We may redeem the Series C Preferred Stock at any time at our option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends, subject to the approval of our federal banking regulator.

On September 27, 2011, we entered into a repurchase letter agreement with Treasury, pursuant to which we redeemed, out of the proceeds of the issuance of the Series C Preferred Stock, all 87,631 outstanding shares of our Series A Preferred Stock and 4,382 outstanding shares of our Series B Preferred Stock, for an aggregate redemption price of approximately $92.6 million. The Series A Preferred Stock and Series B Preferred Stock were issued on December 19, 2008 to Treasury under the Capital Purchase Program, a part of TARP. As a result of the redemption of the Series A Preferred Stock and Series B Preferred stock we accelerated the net amortization of the discount/premium recorded at issuance on the two series of preferred stock. The accelerated net amortization in September 2011 was approximately $2.3 million and is included in the caption “Dividends on preferred stock and other” on our unaudited consolidated statements of income.

13. Assets Segregated for Regulatory Purposes

FSC was not required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 of the Exchange Act at September 30, 2011 or December 31, 2010. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2011 or December 31, 2010.

14. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Receivables
Securities borrowed	$57,576	$34,495
Securities failed to deliver	63,750	4,287
Clearing organizations	4,849	6,926
Due from dealers	27	60

	$126,202	$45,768

Payables
Securities loaned	$73,782	$39,660
Correspondents	51,973	24,171
Securities failed to receive	15,169	1,140
Clearing organizations	1,370	661

	$142,294	$65,632

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

At September 30, 2011, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $726.7 million, while the unpaid principal balance of those loans was $704.9 million. At December 31, 2010, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $476.4 million, while the unpaid principal balance of those loans was $465.3 million. The interest component of fair value is reported as interest income on loans in the income statement.

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

At September 30, 2011, the Bank held auction rate bonds purchased as a result of the First Southwest acquisition. The estimated fair value of the auction rate bonds is determined quarterly by a third-party valuation specialist using Level 3 inputs, primarily due to the lack of observable market data. Inputs for the valuation were developed using terms of the auction rate bonds, market interest rates, asset appropriate credit transition matrices and recovery rates and assumptions regarding the term to maturity of the auction rate bonds. The following table reconciles the beginning and ending balances of assets measured at fair value using Level 3 inputs (in thousands).

Auction
Rate Bonds
Balance, January 1, 2011	$22,454
Other-than-temporary impairment losses recognized in earnings	(3,900)
Unrealized losses in other comprehensive income, net	(2,446)
Transfers from held to maturity	28,564
Premium amortization and discount accretion, net	119

Balance, September 30, 2011	$44,791

During the first quarter of 2011, auction rate bonds with a net carrying amount of $28.6 million were transferred from held to maturity to available for sale in response to a downgrade in credit rating from investment grade to below investment grade. The Bank uses the date of the transfer to determine when the auction rate bonds entered Level 3.

15. Fair Value Measurements (continued)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis, including changes in fair value for those instruments that are reported at fair value under an election under the Fair Value Option (in thousands).

	At September 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans held for sale	$—	$726,668	$—	$726,668
Securities available for sale	—	651,219	44,791	696,010
Trading securities	—	47,206	—	47,206
Derivative assets	—	7,298	—	7,298
Time deposits	—	1,104	—	1,104
Trading liabilities	—	4,467	—	4,467
Derivative liabilities	—	(472)	—	(472)

	00000	00000	00000	00000	00000	00000
	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$7,337	$—	$7,337	$(1,502)	$—	$(1,502)
Time deposits	—	5	5	—	(25)	(25)

	00000	00000	00000	00000	00000	00000
	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$10,659	$—	$10,659	$6,737	$—	$6,737
Time deposits	—	2	2	—	(29)	(29)

PlainsCapital also determines the fair value of assets and liabilities on a non-recurring basis. For example, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans – PlainsCapital reports impaired loans at fair value through allocations of the allowance for loan losses. PlainsCapital determines fair value using Level 2 inputs consisting of observable loss experience for similar loans. At September 30, 2011, loans with a carrying amount of $31.7 million had been reduced by allocations of the allowance for loan losses of $10.3 million, resulting in a reported fair value of $21.4 million.

Other Real Estate Owned – PlainsCapital reports other real estate owned at fair value less estimated cost to sell. Any excess of recorded investment over fair value less cost to sell is charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation adjustments are charged against earnings. PlainsCapital determines fair value using Level 2 inputs consisting of independent appraisals. At September 30, 2011, the estimated fair value of other real estate owned was $37.4 million.

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

15. Fair Value Measurements (continued)

The estimated fair values of PlainsCapital’s financial instruments are shown below (in thousands):

	At September 30, 2011		At December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and short-term investments	$522,522	$522,522	$486,709	$486,709
Loans held for sale	727,779	727,779	477,711	477,711
Securities	927,836	936,145	865,080	860,897
Loans, net	3,052,086	3,074,938	3,073,001	3,116,532
Broker-dealer and clearing organization receivables	126,202	126,202	45,768	45,768

Fee award receivable	18,300	18,300	19,222	19,222
Cash surrender value of life insurance policies	22,947	22,947	22,410	22,410
Interest rate swaps, interest rate lock commitments (“IRLCs”) and forward purchase commitments	7,298	7,298	4,107	4,107
Accrued interest receivable	15,036	15,036	16,615	16,615

Financial liabilities
Deposits	4,374,460	4,387,156	3,918,459	3,924,188
Broker-dealer and clearing organization payables	142,294	142,294	65,632	65,632
Other trading liabilities	4,467	4,467	4,944	4,944
Short-term borrowings	406,905	406,905	582,134	582,134
Debt	124,591	124,591	130,788	130,788

Forward purchase commitments	(472)	(472)	317	317
Accrued interest payable	3,623	3,623	5,949	5,949

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

Derivative Instruments and the Fair Value Option

As discussed in Note 15, PrimeLending elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides PrimeLending the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. PrimeLending provides IRLCs to its customers and executes forward purchase commitments to sell mortgage loans. The fair values of both IRLCs and purchase commitments are recorded in other assets or other liabilities, as appropriate. For the three months ended September 30, 2011 and 2010, changes in the fair values of these derivative instruments produced net gains of approximately $1.2 million and $2.4 million, respectively. For the nine months ended September 30, 2011 and 2010, changes in the fair value of these instruments produced net gains of $4.0 million and $3.5 million, respectively. The net gains were recorded as a component of gain on sale of loans.

16. Derivative Financial Instruments (continued)

Derivative positions at September 30, 2011 and December 31, 2010 are presented in the following table (in thousands):

	At September 30, 2011		At December 31, 2010
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative instruments
IRLCs	$940,029	$12,759	$442,270	$274
Interest rate swaps	1,969	101	1,969	129
Forward purchase commitments	843,743	(5,090)	436,241	3,387

The Bank recorded unrealized gains (losses), net of reclassifications adjustments, on the swaps designated as cash flow hedges in other comprehensive income as shown in the following table (in thousands).

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Before- Tax Amount	Tax Benefit (Expense)	After- Tax Amount	Before- Tax Amount	Tax Benefit (Expense)	After- Tax Amount
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	—	—	—	(52)	18	(34)

Other comprehensive income (loss)	$—	$—	$—	$(52)	$18	$(34)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Before- Tax Amount	Tax Benefit (Expense)	After- Tax Amount	Before- Tax Amount	Tax Benefit (Expense)	After- Tax Amount
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	(69)	24	(45)	(75)	26	(49)

Other comprehensive income (loss)	$(69)	$24	$(45)	$(75)	$26	$(49)

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

17. Segment and Related Information (continued)

The following tables present information about the revenues, profits and assets of PlainsCapital’s reportable segments (in thousands).

Income Statement Data

	000000	000000	000000	000000	000000
	Three Months Ended September 30, 2011
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$52,935	$5,872	$4,245	$(6,799)	$56,253
Interest expense	7,882	9,899	829	(9,550)	9,060

Net interest income (expense)	45,053	(4,027)	3,416	2,751	47,193
Provision for loan losses	4,500	—	—	—	4,500
Noninterest income	4,699	108,279	25,783	(2,855)	135,906
Noninterest expense	33,890	92,467	26,092	(328)	152,121

Income before taxes	11,362	11,785	3,107	224	26,478
Income tax provision	3,988	4,136	1,091	—	9,215

Consolidated net income	7,374	7,649	2,016	224	17,263
Less: net income attributable to noncontrolling interest	—	483	87	—	570

Net income attributable to PlainsCapital Corporation	$7,374	$7,166	$1,929	$224	$16,693

	000000	000000	000000	000000	000000
	Nine Months Ended September 30, 2011
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$153,460	$15,175	$11,569	$(17,230)	$162,974
Interest expense	24,915	26,372	2,365	(25,481)	28,171

Net interest income (expense)	128,545	(11,197)	9,204	8,251	134,803
Provision for loan losses	18,250	(12)	—	—	18,238
Noninterest income	21,080	249,069	67,245	(8,559)	328,835
Noninterest expense	89,297	221,506	73,015	(726)	383,092

Income before taxes	42,078	16,378	3,434	418	62,308
Income tax provision	14,764	5,746	1,205	—	21,715

Consolidated net income	27,314	10,632	2,229	418	40,593
Less: net income attributable to noncontrolling interest	—	661	215	—	876

Net income attributable to PlainsCapital Corporation	$27,314	$9,971	$2,014	$418	$39,717

17. Segment and Related Information (continued)

Income Statement Data

	000000	000000	000000	000000	000000
	Three Months Ended September 30, 2010
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$54,360	$7,366	$3,373	$(8,982)	$56,117
Interest expense	9,204	13,092	881	(13,263)	9,914

Net interest income (expense)	45,156	(5,726)	2,492	4,281	46,203
Provision for loan losses	20,550	(101)	—	—	20,449
Noninterest income	9,463	91,313	25,036	(4,414)	121,398
Noninterest expense	30,967	72,201	25,954	(149)	128,973

Income before taxes	3,102	13,487	1,574	16	18,179
Income tax provision	1,349	5,866	685	—	7,900

Consolidated net income	1,753	7,621	889	16	10,279
Less: net income attributable to noncontrolling interest	—	130	72	—	202

Net income attributable to PlainsCapital Corporation	$1,753	$7,491	$817	$16	$10,077

	000000	000000	000000	000000	000000
	Nine Months Ended September 30, 2010
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$159,511	$18,646	$8,588	$(22,268)	$164,477
Interest expense	27,577	34,284	2,545	(35,107)	29,299

Net interest income (expense)	131,934	(15,638)	6,043	12,839	135,178
Provision for loan losses	53,015	634	—	—	53,649
Noninterest income	28,900	211,473	71,910	(13,257)	299,026
Noninterest expense	88,163	177,758	72,620	(468)	338,073

Income before taxes	19,656	17,443	5,333	50	42,482
Income tax provision	7,178	6,370	1,948	—	15,496

Consolidated net income	12,478	11,073	3,385	50	26,986
Less: net income attributable to noncontrolling interest	—	350	222	—	572

Net income attributable to PlainsCapital Corporation	$12,478	$10,723	$3,163	$50	$26,414

17. Segment and Related Information (continued)

Balance Sheet Data

	September 30, 2011
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$415,823	$73,871	$3,451	$(75,666)	$417,479
Loans held for sale	1,111	726,668	—	—	727,779
Securities	883,271	—	44,565	—	927,836
Loans, net	3,458,530	2,227	279,671	(688,342)	3,052,086
Broker-dealer and clearing organization receivables	—	—	126,202	—	126,202
Investment in subsidiaries	222,364	—	—	(222,364)	—
Goodwill and other intangible assets, net	7,862	23,706	16,211	—	47,779
Other assets	274,456	24,544	102,225	4,625	405,850

Total assets	$5,263,417	$851,016	$572,325	$(981,747)	$5,705,011

Deposits	$4,363,649	$—	$101,066	$(90,255)	$4,374,460
Broker-dealer and clearing organization payables	—	—	142,294	—	142,294
Short-term borrowings	248,309	—	158,596	—	406,905
Notes payable	—	672,046	15,405	(629,872)	57,579
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	73,635	72,395	68,533	(66,212)	148,351
PlainsCapital Corporation shareholders’ equity	577,824	105,025	86,431	(262,823)	506,457
Noncontrolling interest	—	1,550	—	403	1,953

Total liabilities and shareholders’ equity	$5,263,417	$851,016	$572,325	$(981,747)	$5,705,011

	December 31, 2010
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$329,300	$79,428	$4,420	$(80,940)	$332,208
Loans held for sale	1,269	476,442	—	—	477,711
Securities	846,149	—	18,931	—	865,080
Loans, net	3,275,433	2,305	286,661	(491,398)	3,073,001
Broker-dealer and clearing organization receivables	—	—	45,768	—	45,768
Investment in subsidiaries	240,664	—	—	(240,664)	—
Goodwill and other intangible assets, net	7,862	23,706	17,753	—	49,321
Other assets	280,277	19,020	129,087	41,932	470,316

Total assets	$4,980,954	$600,901	$502,620	$(771,070)	$5,313,405

Deposits	$3,954,711	$—	$79,770	$(116,022)	$3,918,459
Broker-dealer and clearing organization payables	—	—	65,632	—	65,632
Short-term borrowings	404,541	—	177,593	—	582,134
Notes payable	39,220	453,449	18,492	(447,385)	63,776
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	41,998	58,309	77,916	(9,107)	169,116
PlainsCapital Corporation shareholders’ equity	540,484	88,796	83,217	(266,006)	446,491
Noncontrolling interest	—	347	—	438	785

Total liabilities and shareholders’ equity	$4,980,954	$600,901	$502,620	$(771,070)	$5,313,405

18. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income applicable to PlainsCapital Corporation common shareholders	$13,084	$8,683	$33,305	$22,242
Less: income applicable to participating securities	485	318	1,209	769

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$12,599	$8,365	$32,096	$21,473

Weighted-average shares outstanding	32,872,729	32,681,560	32,831,703	32,652,395
Less: participating securities included in weighted-average shares outstanding	1,219,727	1,199,158	1,193,934	1,179,380

Weighted-average shares outstanding for basic earnings per common share	31,653,002	31,482,402	31,637,769	31,473,015

Basic earnings per common share	$0.40	$0.27	$1.02	$0.68

Income applicable to PlainsCapital Corporation common shareholders	$13,084	$8,683	$33,305	$22,242

Weighted-average shares outstanding	31,653,002	31,482,402	31,637,769	31,473,015
Dilutive effect of contingently issuable shares due to First Southwest acquisition	1,562,651	1,720,740	1,562,651	1,720,740
Dilutive effect of stock options and non-vested stock awards	314,819	191,223	246,337	362,020

Weighted-average shares outstanding for diluted earnings per common share	33,530,472	33,394,365	33,446,757	33,555,775

Diluted earnings per common share	$0.39	$0.26	$0.99	$0.66

PlainsCapital uses the two-class method prescribed by the Earnings Per Share Topic of the ASC to compute earnings per common share. Participating securities include non-vested restricted stock and shares of PlainsCapital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition.

The weighted-average shares outstanding used to compute diluted earnings per common share do not include outstanding options of 152,679 for the three and nine months ended September 30, 2011 and 286,659 and 115,650 for the three months and nine months ended September 30, 2010, respectively. The exercise price of the excluded options exceeded the estimated average market price of PlainsCapital stock in the periods shown. Accordingly, the assumed exercise of the excluded options would have been antidilutive.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB amended the Receivables Topic of the ASC to require entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Certain of the disclosures require disaggregation by class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. These amendments to the Receivables Topic became effective for PlainsCapital as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective January 1, 2011, except for the disclosures regarding TDRs. PlainsCapital has included the required disclosures regarding credit quality of financing receivables and the allowance for credit losses in Note 3.

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB amended the Receivables Topic of the ASC to clarify when creditors should classify loan modifications as TDRs (“TDR Amendment”). The TDR Amendment requires creditors to separately conclude that a creditor has granted a concession to a debtor and that the debtor is experiencing financial difficulties in order to classify a loan modification as a troubled debt restructuring. The TDR Amendment became effective for PlainsCapital on July 1, 2011, and has been applied retrospectively to January 1, 2011. The adoption of the TDR Amendment did not have a significant effect on PlainsCapital’s financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, the FASB amended the Comprehensive Income Topic of the ASC to revise the manner in which entities present comprehensive income in their financial statements. Beginning January 1, 2012, PlainsCapital will present the components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements, rather than in the statement of shareholders’ equity, as it does currently. PlainsCapital does not expect the adoption of the amendment to have a significant effect on its financial position, results of operations or cash flows.

19. Recently Issued Accounting Standards (continued)

Testing Goodwill for Impairment

In September 2011, the FASB amended the Intangibles Topic of the ASC to simplify how entities test goodwill for impairment. Entities have the option to qualitatively test whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in determining whether step one of the annual goodwill impairment test is necessary. PlainsCapital expects to early adopt the amendments in the fourth quarter of 2011 and does not expect the adoption of the amendment to have a significant effect on its financial position, results of operations or cash flows.

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

The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2011, and with our consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2011 (our “Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We make forward-looking statements regarding topics including, without limitation, our projected sources of funds, expectations concerning mortgage loan origination volume, expectations concerning the hiring of additional mortgage bankers, anticipated changes in our revenues or earnings, expectations regarding financial or other market conditions, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, and the collectability of margin loans. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

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

(7) our participation in governmental programs including the Small Business Lending Fund (“SBLF”);

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

Overview

We are a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. As of September 30, 2011, on a consolidated basis, we had total assets of approximately $5.7 billion, total deposits of approximately $4.4 billion, total loans, including loans held for sale, of approximately $3.8 billion, and shareholders’ equity of approximately $506.5 million. The Bank, one of our wholly owned subsidiaries, provides a broad array of financial products and services, including commercial banking, personal banking, wealth management and treasury management, from offices located throughout central, north and west Texas. In addition to the Bank, we have various subsidiaries with specialized areas of expertise that also offer an array of financial products and services such as mortgage origination and financial advisory services.

On September 27, 2011, we sold approximately $114.1 million of preferred stock to the U.S. Department of the Treasury (“Treasury”) pursuant to the SBLF and entered into a repurchase agreement with the Treasury. Pursuant to the repurchase agreement, we redeemed, out of the proceeds of the issuance of the preferred stock under the SBLF, all of the outstanding shares of preferred stock that we sold to the Treasury on December 19, 2008 under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program for an aggregate redemption price of approximately $92.6 million. As a result of the redemption of the TARP preferred stock, we are no longer subject to the TARP executive compensation restrictions, among other things, for the period subsequent to redemption.

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. During the first nine months of 2011, we generated $134.8 million in net interest income, compared with $135.2 million in the nine-month period ended September 30, 2010. Net interest margin is a measure of net interest income as a percentage of average interest-earning assets. Our taxable equivalent net interest margin was 3.64% for the nine months ended September 30, 2011, as compared to 4.04% for the nine months ended September 30, 2010.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Mortgage loan origination fees and net gains from sale of loans. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the first nine months of 2011, we generated $249.4 million in mortgage loan origination fees and net gains from sale of loans, a 17.82% increase compared to the nine-month period ended September 30, 2010. During recent years PrimeLending added staff and opened mortgage banking offices on an opportunistic basis. This increase in staff led to increased market share and resulted in a higher volume of mortgage originations during the first nine months of 2011. Total dollar volume of mortgage loan originations increased 13.64% in the first nine months of 2011 compared to the nine-month period ended September 30, 2010.

(ii)	Investment advisory fees and commissions and securities brokerage fees and commissions. Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $64.2 million and $69.5 million in investment advisory fees and commissions and securities brokerage fees and commissions during the nine months ended September 30, 2011 and 2010, respectively.

In the aggregate, we generated $328.8 million and $299.0 million in noninterest income during the nine months ended September 30, 2011 and 2010, respectively. The increase in noninterest income was primarily due to an increase in net gains on the sale of mortgage loans. The contribution of noninterest income to net revenues (net interest income plus noninterest income) was 70.92% during the nine months ended September 30, 2011 versus 68.87% during the nine months ended September 30, 2010.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses. Employees’ compensation and benefits were 62.36% and 62.25% of total noninterest expense for the nine months ended September 30, 2011 and 2010, respectively.

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

The following table presents net income by segment for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Banking segment	$7,374	$1,753	$27,314	$12,478
Mortgage Origination segment	7,166	7,491	9,971	10,723
Financial Advisory segment	1,929	817	2,014	3,163
Other	224	16	418	50

	$16,693	$10,077	$39,717	$26,414

Our reportable segments also serve as reporting units for the purpose of testing our goodwill for impairment. We do not believe that our reporting units are currently at risk of failing the Step One impairment test prescribed in the Goodwill Subtopic of the FASB Accounting Standards Codification.

How We Generate Revenue

We derive our revenue predominantly from the banking segment and the mortgage origination segment, while the remainder is generated from the financial advisory segment. The relative share of total revenue provided by our banking and mortgage origination segments fluctuates depending on market conditions, and operating results for the mortgage origination segment tend to be more volatile than operating results for the banking segment.

The banking segment primarily provides business banking and personal banking products and services and generates revenue from its portfolio of earning assets. The Bank’s results of operations are primarily dependent on net interest income. The banking segment also derives revenue from other sources, including service charges on customer deposit accounts and trust fees.

The mortgage origination segment offers a variety of loan products from offices in 34 states and generates revenue predominantly from fees charged on the origination of loans and from selling these loans in the secondary market.

We generate the remainder of our revenue from our financial advisory services. The majority of revenues in the financial advisory segment are generated from fees and commissions earned from investment advisory and securities brokerage services at First Southwest.

Operating Results

Net income for the third quarter of 2011 was $16.7 million, or $0.39 per diluted share, compared to $10.1 million, or $0.26 per diluted share, for the third quarter of 2010. Net income for the nine months ended September 30, 2011 was $39.7 million, or $0.99 per diluted share, compared to $26.4 million, or $0.68 per diluted share, for the nine months ended September 30, 2010.

The changes in our net income during the periods described above are primarily attributable to the factors listed below (in thousands):

	Increase (Decrease) in Net Income
	Three Months Ended September 30, 2011 v. 2010	Nine Months Ended September 30, 2011 v. 2010
Net interest income	$990	$(375)
Provision for loan losses	15,949	35,411
Mortgage loan origination fees and net gains from sale of loans	17,702	37,726
Investment advisory and brokerage fees and commissions	574	(5,265)
Noninterest expense	(23,148)	(45,019)
All other (including tax effects)	(5,451)	(9,175)

	$6,616	$13,303

We consider the ratios shown in the table below to be key indicators of our performance:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010	Nine Months Ended September 30, 2010
Return on average shareholders’ equity	11.57%	7.44%	8.22%

Return on average assets	0.99%	0.65%	0.73%

Net interest margin (taxable equivalent)	3.64%	3.95%	4.04%

Leverage ratio	9.68%	8.96%	9.21%

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

Net Interest Income

The following table summarizes the components of net interest income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Variance	2011	2010	Variance
			2011 v. 2010			2011 v. 2010
Interest income
Loans, including fees	$46,051	$47,147	$(1,096)	$132,891	$138,941	$(6,050)
Securities	4,904	5,239	(335)	14,603	13,826	777
Securities - tax exempt	2,130	2,040	90	7,122	7,153	(31)
Federal funds sold and securities purchased under agreements to resell	916	19	897	2,668	39	2,629
Interest-bearing deposits with banks	243	204	39	750	587	163
Other	2,009	1,468	541	4,940	3,931	1,009

Total interest income	56,253	56,117	136	162,974	164,477	(1,503)

Interest expense
Deposits	7,013	7,794	(781)	22,037	22,262	(225)
Notes payable and other borrowings	2,047	2,120	(73)	6,134	7,037	(903)

Total interest expense	9,060	9,914	(854)	28,171	29,299	(1,128)

Net interest income	$47,193	$46,203	$990	$134,803	$135,178	$(375)

Net interest income increased $1.0 million for the third quarter of 2011, but decreased $0.4 million for the nine months ended September 30, 2011 compared with the corresponding periods in 2010. The increase in net interest income for the third quarter of 2011 was primarily due to a decrease in market interest rates on deposits compared to prevailing market rates during the third quarter of 2010. The decrease in net interest income for the nine months ended September 30, 2011 compared with the corresponding period in 2010 was due to lower yields on the banking segment’s loan portfolio and, to a lesser degree, lower average loan volumes. These factors are discussed further in the “Lines of Business” section later in this section.

Noninterest Income

Noninterest income was $135.9 million for the third quarter of 2011 compared to $121.4 million for the third quarter of 2010, an increase of $14.5 million. Noninterest income was $328.8 million for the nine months ended September 30, 2011 compared to $299.0 million for the nine months ended September 30, 2010, an increase of $29.8 million. The increase for both periods was primarily due to increased mortgage loan origination volume, which increased 9.63% during the third quarter of 2011 and 13.64% during the nine months ended September 30, 2011 compared with the corresponding periods in 2010. The increased mortgage loan origination volume, which resulted from our efforts to add staff and open mortgage banking offices at PrimeLending in recent years, led to higher net gains on the sale of mortgage loans compared with the first nine months of 2010.

Noninterest Expense

The following table summarizes noninterest expense for the periods indicated below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Variance	2011	2010	Variance
			2011 v. 2010			2011 v. 2010
Noninterest expense
Employees’ compensation and benefits	$94,145	$80,116	$14,029	$238,903	$210,456	$28,447
Occupancy and equipment, net	15,889	14,771	1,118	47,099	42,957	4,142
Professional services	8,333	7,343	990	20,971	20,391	580
Deposit insurance premium	837	1,364	(527)	3,927	4,114	(187)
Repossession and foreclosure, net of recoveries	5,829	3,453	2,376	8,441	7,507	934
Other	27,088	21,926	5,162	63,751	52,648	11,103

Total noninterest expense	$152,121	$128,973	$23,148	$383,092	$338,073	$45,019

Noninterest expense increased $23.1 million for the third quarter of 2011 and $45.0 million for the nine months ended September 30, 2011 compared with the corresponding periods in 2010. The largest components of these increases were employees’ compensation and benefits, other expenses, and occupancy and equipment expenses, net of rental income.

Employees’ compensation and benefits increased $14.0 million for the third quarter of 2011 and $28.4 million for the nine months ended September 30, 2011 compared with the corresponding periods in 2010. The increase for both periods was primarily attributable to increased costs in the mortgage origination segment. In recent years, PrimeLending added staff on an opportunistic basis. This increased staffing resulted in increased market share that led to a 9.63% increase in the dollar volume of mortgage loan originations during the third quarter of 2011 and 13.64% during the nine-month period ended September 30, 2011 compared with the corresponding periods in 2010. As a result, the mortgage origination segment incurred higher variable costs for commissions, as well as higher fixed costs for salaries and employee benefits.

Other expenses increased $5.2 million for the third quarter of 2011 and $11.1 million for the nine months ended September 30, 2011 compared with the corresponding periods in 2010. The increase in both periods was primarily attributable to increased unreimbursed closing costs in the mortgage origination segment resulting from increased mortgage loan originations and additional customers choosing a higher interest rate on their mortgage loans rather than paying origination and other required loan fees at closing.

Occupancy and equipment expenses, net of rental income, increased $1.1 million for the third quarter of 2011 and $4.1 million for the nine months ended September 30, 2011 compared with the corresponding periods in 2010. The increase for both periods was primarily attributable to the continued opening of additional mortgage banking offices at PrimeLending.

Lines of Business

Banking Segment

The following table summarizes the results for the banking segment for the indicated periods (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Variance	2011	2010	Variance
			2011 v. 2010			2011 v. 2010
Net interest income	$45,053	$45,156	$(103)	$128,545	$131,934	$(3,389)
Provision for loan losses	4,500	20,550	(16,050)	18,250	53,015	(34,765)
Noninterest income	4,699	9,463	(4,764)	21,080	28,900	(7,820)
Noninterest expense	33,890	30,967	2,923	89,297	88,163	1,134

Income before taxes	11,362	3,102	8,260	42,078	19,656	22,422
Income tax provision	3,988	1,349	2,639	14,764	7,178	7,586

Net income	$7,374	$1,753	$5,621	$27,314	$12,478	$14,836

Net income was $7.4 million for the third quarter of 2011, an increase of $5.6 million compared to third quarter of 2010. For the nine months ended September 30, 2011, net income was $27.3 million, an increase of $14.8 million compared with the corresponding period in 2010. Net income for both periods increased due to a decrease in the provision for loan losses, partially offset by decreases in net interest income and noninterest income.

Net interest income decreased $0.1 million for the third quarter of 2011 and $3.4 million for the nine months ended September 30, 2011 compared with the corresponding periods in 2010. The decrease for the nine-month period was due primarily to decreased interest income on the loan portfolio, resulting from lower yields on the loan portfolio and, to a lesser degree, lower average loan volumes compared to the corresponding period in 2010.

Provision for loan losses decreased by $16.1 million for the third quarter of 2011 and $34.8 million for the nine months ended September 30, 2011 compared with the corresponding periods in 2010. The decrease in the provision for loan losses for the nine months ended September 30, 2011 was primarily a result of a decrease in loan charge-offs compared to the nine months ended September 30, 2010, and lower levels of non-performing loans in 2011.

Noninterest income decreased $4.8 million and $7.8 million for the three and nine months ended September 30, 2011, respectively, compared with the corresponding periods in 2010. In September 2011, the banking segment recorded a credit-related other-than-temporary impairment of $3.9 million on certain subordinated auction rate bonds held by the Bank. In addition, intercompany financing charges for the nine months ended September 30, 2011, have decreased compared to the corresponding period in 2010.

Noninterest expense increased $2.9 million for the third quarter of 2011 and $1.1 million for the nine months ended September 30, 2011 compared with the corresponding periods in 2010. The increases were primarily due to increases in employees’ compensation and benefits and repossession and foreclosure expenses.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands):

	Three Months Ended September 30, 2011 v. 2010			Nine Months Ended September 30, 2011 v. 2010
	Change Due To(1)			Change Due To(1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans	$(240)	$(1,793)	$(2,033)	$(3,107)	$(5,121)	$(8,228)
Investment securities(2)	2,100	(1,598)	502	10,497	(9,096)	1,401
Federal funds sold and securities purchased under agreements to resell	18	159	177	59	669	728
Interest-bearing deposits in other financial institutions	81	(44)	37	437	(287)	150
Other	(51)	45	(6)	(198)	160	(38)

Total interest income(2)	1,908	(3,231)	(1,323)	7,688	(13,675)	(5,987)

Interest expense
Deposits	593	(1,387)	(794)	3,419	(3,632)	(213)
Notes payable and other borrowings	(159)	(417)	(576)	(1,208)	(1,438)	(2,646)

Total interest expense	434	(1,804)	(1,370)	2,211	(5,070)	(2,859)

Net interest income(2)	$1,474	$(1,427)	$47	$5,477	$(8,605)	$(3,128)

(1)	Changes attributable to both volume and yield/rate are included in yield/rate.
(2)	Taxable equivalent.

Taxable equivalent net interest income increased slightly for the third quarter of 2011 compared with the corresponding period in 2010. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $3.2 million, primarily due to lower yields on the loan and investment securities portfolios. Yields on loans decreased due to significant pay downs on higher-yielding real estate and commercial loans during the third quarter of 2011. Yields on investment securities were lower due to a number of factors as a result of declining market rates. This included the reinvestment of called bonds and principal proceeds from mortgage backed securities and collateralized mortgage obligations. In addition, higher premium amortization on mortgage-backed securities and collateralized mortgage obligations due to higher prepayments reduced yield. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income by $1.8 million, primarily due to a decrease in market interest rates on deposits during the third quarter of 2011 compared to prevailing market rates during the third quarter of 2010. Increases in the volume of interest-earning assets, primarily investment securities, increased taxable equivalent net interest income by $1.9 million, while increases in the volume of interest-bearing liabilities, primarily deposits, reduced taxable equivalent net interest income by $0.4 million.

Taxable equivalent net interest income decreased $3.1 million for the nine months ended September 30, 2011 compared with the corresponding period in 2010. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $13.7 million, primarily due to lower yields on the loan portfolio and the investment securities portfolio. Yields on loans decreased due to significant pay downs on higher-yielding real estate and commercial loans. Yields on investment securities were lower due to a number of factors, including reinvestment of proceeds from sales and principal repayments at lower rates, which reflected declining market rates across the range of alternatives for reinvestment, and higher premium amortization on mortgage-backed securities and collateralized mortgage obligations. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income by $5.1 million, primarily due to a decrease in market interest rates on deposits during the first nine months of 2011 compared to prevailing market rates during the first nine months of 2010. Increases in the volume of interest-earning assets, primarily investment securities, increased taxable equivalent net interest income by $7.7 million, while increases in the volume of interest-bearing liabilities, primarily deposits, reduced taxable equivalent net interest income by $2.2 million.

The tables below provide additional details regarding the banking segment’s net interest income (dollars in thousands):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(1)	$3,367,883	$45,612	5.37%	$3,384,934	$47,645	5.58%
Investment securities - taxable	611,134	4,758	3.11%	453,642	4,507	3.97%
Investment securities - non-taxable(2)	242,264	2,976	4.91%	203,608	2,725	5.35%
Federal funds sold and securities purchased under agreements to resell	45,159	196	1.72%	23,280	19	0.32%
Interest-bearing deposits in other financial institutions	349,786	236	0.27%	248,221	199	0.32%
Other	14,052	143	4.07%	21,171	149	2.82%

Interest-earning assets, gross	4,630,278	53,921	4.62%	4,334,856	55,244	5.06%
Allowance for loan losses	(68,380)			(52,424)

Interest-earning assets, net	4,561,898			4,282,432
Noninterest-earning assets	487,125			463,210

Total assets	$5,049,023			$4,745,642

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,926,994	7,015	0.71%	$3,649,926	7,809	0.85%
Notes payable and other borrowings	261,045	278	0.42%	320,966	854	1.06%

Total interest-bearing liabilities	4,188,039	7,293	0.69%	3,970,892	8,663	0.87%
Noninterest-bearing liabilities
Noninterest-bearing deposits	257,151			197,763
Other liabilities	51,168			41,672

Total liabilities	4,496,358			4,210,327
Shareholders’ equity	552,665			535,315

Total liabilities and shareholders’ equity	$5,049,023			$4,745,642

Net interest income(2)		$46,628			$46,581

Net interest spread(2)			3.93%			4.19%

Net interest margin(2)			4.00%			4.26%

(1)	Average loans include non-accrual loans.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $1.0 million and $0.9 million for the third quarter of 2011 and 2010, respectively.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(1)	$3,252,364	$131,092	5.39%	$3,326,555	$139,320	5.60%
Investment securities - taxable	692,225	13,924	2.68%	398,798	12,558	4.20%
Investment securities - non-taxable(2)	238,896	9,753	5.44%	210,984	9,718	6.14%
Federal funds sold and securities purchased under agreements to resell	40,571	767	2.53%	16,139	39	0.32%
Interest-bearing deposits in other financial institutions	349,926	727	0.28%	199,075	577	0.39%
Other	14,172	429	4.04%	24,646	467	2.53%

Interest-earning assets, gross	4,588,154	156,692	4.57%	4,176,197	162,679	5.21%
Allowance for loan losses	(65,974)			(51,763)

Interest-earning assets, net	4,522,180			4,124,434
Noninterest-earning assets	476,491			461,671

Total assets	$4,998,671			$4,586,105

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,856,546	22,118	0.77%	$3,344,534	22,331	0.89%
Notes payable and other borrowings	328,125	937	0.38%	495,038	3,583	0.97%

Total interest-bearing liabilities	4,184,671	23,055	0.74%	3,839,572	25,914	0.90%
Noninterest-bearing liabilities
Noninterest-bearing deposits	231,978			184,994
Other liabilities	40,557			33,894

Total liabilities	4,457,206			4,058,460
Shareholders’ equity	541,465			527,645

Total liabilities and shareholders’ equity	$4,998,671			$4,586,105

Net interest income(2)		$133,637			$136,765

Net interest spread(2)			3.83%			4.31%

Net interest margin(2)			3.89%			4.38%

(1)	Average loans include non-accrual loans.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $3.3 million and $3.2 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Mortgage Origination Segment

The following table summarizes the results for the mortgage origination segment for the indicated periods (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Variance	2011	2010	Variance
			2011 v. 2010			2011 v. 2010
Net interest income (loss)	$(4,027)	$(5,726)	$1,699	$(11,197)	$(15,638)	$4,441
Provision for loan losses	—	(101)	101	(12)	634	(646)
Noninterest income	108,279	91,313	16,966	249,069	211,473	37,596
Noninterest expense	92,467	72,201	20,266	221,506	177,758	43,748

Income before taxes	11,785	13,487	(1,702)	16,378	17,443	(1,065)
Income tax provision	4,136	5,866	(1,730)	5,746	6,370	(624)

Net income	$7,649	$7,621	$28	$10,632	$11,073	$(441)

In recent years, PrimeLending has expanded into new markets through hiring individual, as well as groups of, mortgage bankers as opportunities arise. The hiring of these mortgage bankers has allowed PrimeLending to increase its share of the national market for mortgage loan originations. Although we expect this trend to continue throughout at least the remainder of 2011, given the opportunistic nature of this growth, it may be discontinued at any time.

As a result of PrimeLending’s growth strategy, our mortgage loan origination volume has increased in the first nine months of 2011 compared to the first nine months of 2010. While estimates of the national market for mortgage loan originations indicate that total national mortgage loan origination volume in 2011 will be below 2010 levels, we expect our mortgage loan origination volume in 2011 to exceed the levels we achieved in 2010.

During the third quarter of 2011, home purchases and refinancings by dollar volume were 68.11% and 31.89%, respectively, of total mortgage loan origination volume. For the nine months ended September 30, 2011, home purchases and refinancings by dollar volume were 71.67% and 28.33%, respectively, of total mortgage loan origination volume. PrimeLending’s home purchase volume in relation to its total volume is greater than the national market average, as a result of the geographic concentration of its mortgage bankers and its focus on builder and realtor relationships.

Net income was $7.6 million for both the third quarter of 2011 and the third quarter of 2010. Net income was $10.6 million for the nine months ended September 30, 2011 compared with $11.1 million for the nine months ended September 30, 2010. The decrease for the nine-month period ended September 30, 2011 was primarily due to increase in noninterest expense, partially offset by an increase in noninterest income. Employees’ compensation and benefits and other expenses accounted for the majority of the increase in noninterest expense.

Net interest income increased $1.7 million for the third quarter of 2011 and $4.4 million for the nine months ended September 30, 2011, respectively, compared with the corresponding periods in 2010. The increases were primarily due to a reduction in intercompany financing costs.

Noninterest income increased $17.0 million for the third quarter of 2011 and $37.6 million for the nine months ended September 30, 2011 compared with the corresponding periods in 2010. Mortgage loan origination volume was $2.448 billion for the third quarter of 2011 compared to $2.233 billion for the third quarter of 2010, an increase of 9.63%. Mortgage loan origination volume was $5.874 billion for the nine months ended September 30, 2011 compared to $5.169 billion for the nine months ended September 30, 2010, an increase of 13.64%. The increase in loan origination volume resulted in increased noninterest income from gains on the sale of loans. Mortgage loan origination fees decreased $3.8 million during the third quarter of 2011 and $3.9 million during the nine months ended September 30, 2011 compared with the corresponding periods in 2010.

Employees’ compensation and benefits increased $12.2 million for the third quarter of 2011 and $25.3 million for the nine months ended September 30, 2011 compared with the corresponding periods in 2010. The increase was attributable to an increase in staffing levels resulting from PrimeLending’s expansion into new markets, as well as higher commission costs due to higher loan origination volumes subject to commissions.

Other expenses increased $5.1 million for the third quarter of 2011 and $11.3 million for the nine months ended September 30, 2011 compared with the corresponding periods in 2010, which was primarily due to increased unreimbursed closing costs and occupancy expenses resulting from PrimeLending’s expansion into new markets.

Financial Advisory Segment

The following table summarizes the results for the financial advisory segment for the indicated periods (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Variance	2011	2010	Variance
			2011 v. 2010			2011 v. 2010
Net interest income	$3,416	$2,492	$924	$9,204	$6,043	$3,161
Noninterest income	25,783	25,036	747	67,245	71,910	(4,665)
Noninterest expense	26,092	25,954	138	73,015	72,620	395

Income before taxes	3,107	1,574	1,533	3,434	5,333	(1,899)
Income tax provision	1,091	685	406	1,205	1,948	(743)

Net income	$2,016	$889	$1,127	$2,229	$3,385	$(1,156)

Net income was $2.0 million for the third quarter of 2011, an increase of $1.1 million compared with the corresponding period in 2010. Net income was $2.2 million for the nine months ended September 30, 2011, a decrease of $1.2 million compared with the corresponding period in 2010. The decrease was due primarily to decreases in noninterest income, partially offset by an increase in net interest income.

Net interest income increased $1.0 million for the third quarter of 2011 and $3.2 million for the nine months ended September 30, 2011 compared with the corresponding periods in 2010. The increase resulted from higher levels of securities purchased under agreements to resell and securities lending activity, higher customer margin loan balances and from an increased level of securities used to support sales, underwriting, and other customer activities during the first nine months of 2011.

The majority of noninterest income is generated from fees and commissions earned from investment advisory and securities brokerage activities, which increased $0.6 million for the third quarter of 2011. The improvement was principally due to an increase in public finance financial advisory fees during the quarter as a result of improved market conditions. Fees and commissions from investment advisory and securities brokerage activities decreased $5.3 million for the nine months ended September 30, 2011 compared with the corresponding periods in 2010. The decrease for the nine-month period ended September 30, 2011 was attributable to a significant slowing of activity in the public finance market during the first half of 2011 that resulted in lower public finance advisory revenues. This slowing of activity is industry-wide and results from factors such as volatile interest rates, reduced property tax bases, budget pressures on certain tax-exempt issuers caused by uncertain economic times and other factors.

Noninterest expense increased $0.1 million for the third quarter of 2011 and $0.4 million for the nine months ended September 30, 2011 compared with the corresponding periods in 2010. Expenses associated with conversion of our back office system used to process and account for broker-dealer operations accounted for the majority of the increase in noninterest expense during the nine-month period ended September 30, 2011. The conversion is scheduled for completion in mid-2012.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2011 and as compared to December 31, 2010.

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

The securities portfolio consists of three major components: trading securities, securities available for sale and securities held to maturity. Trading securities are carried at fair market value, marked to market through operations and primarily held at First Southwest, which as a broker-dealer is required to carry its securities at fair value. These trading securities are used to support sales, underwriting and other customer activities. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Securities are classified as held to maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. The table below summarizes our securities portfolio (in thousands):

	September 30, 2011	December 31, 2010
Trading securities, at fair value	$47,206	$18,931
Securities available for sale, at fair value
U.S. government agencies
Bonds	226,693	29,959
Mortgage-backed securities	36,302	18,844
Collateralized mortgage obligations	314,750	507,769
States and political subdivisions	73,474	34,210
Auction rate bonds	44,791	22,454

	696,010	613,236

Securities held to maturity, at amortized cost
U.S. government agencies
Mortgage-backed securities	7,159	10,369
Collateralized mortgage obligations	17,966	28,169
States and political subdivisions	113,929	120,348
Auction rate bonds	45,566	74,027

	184,620	232,913

Total securities portfolio	$927,836	$865,080

We had a net unrealized gain of $7.2 million related to the available for sale investment portfolio at September 30, 2011, net of an unrealized loss of $2.3 million related to subordinated auction rate securities upon which the credit-related portion of an OTTI of $3.9 million has been recognized as a reduction in earnings. At December 31, 2010, we had a net unrealized loss of $1.3 million.

The market value of securities held to maturity at September 30, 2011 was $8.3 million above book value. At December 31, 2010, the market value of held to maturity securities was $4.2 million below book value.

We hold auction rate bonds issued by Access to Loans for Learning Student Loan Corporation that exceed 10% of our shareholders’ equity. The aggregate book value and aggregate estimated market value of these auction rate bonds at September 30, 2011, was $93.3 million and $91.3 million, respectively.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below (in thousands) and classified by type:

	September 30, 2011	December 31, 2010
Commercial and industrial
Commercial	$1,326,931	$1,299,654
Lease financing	36,716	50,216
Securities (including margin loans)	282,579	289,351
Real estate	1,147,463	1,112,402
Construction and land development	293,729	343,920
Consumer	32,684	42,627

Loans, gross	3,120,102	3,138,170
Allowance for loan losses	(68,016)	(65,169)

Loans, net	$3,052,086	$3,073,001

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s total loans, net of the allowance for loan losses, were $3.5 billion and $3.3 billion as of September 30, 2011 and December 31, 2010, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending and First Southwest that aggregated $685.1 million and $490.4 million at September 30, 2011 and December 31, 2010, respectively, and are eliminated from net loans on our consolidated balance sheet.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At September 30, 2011, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate loan portfolio. The areas of concentration within our real estate portfolio were construction and land development loans and non-construction commercial real estate loans. At September 30, 2011, construction and land development loans were 9% of total loans, while non-construction commercial real estate loans were 27% of total loans. The banking segment’s loan concentrations were within regulatory guidelines as of September 30, 2011.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $726.7 million and $476.4 million as of September 30, 2011 and December 31, 2010, respectively.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are shown in the following table (in thousands):

	September 30, 2011	December 31, 2010
Loans held for sale
Unpaid principal balance	$704,909	$465,342
Fair value adjustment	21,759	11,100

	$726,668	$476,442

Pipeline loans
Unpaid principal balance	$940,029	$442,270
Fair value adjustment	12,759	274

	$952,788	$442,544

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. The financial advisory segment’s total loans, net of the allowance for loan losses, were $279.7 million and $286.7 million as of September 30, 2011 and December 31, 2010, respectively. The decrease was primarily attributable to decreased borrowings in margin accounts held by First Southwest customers and correspondents.

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

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic and is individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in our estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. If the measurement of impairment under the Receivables Topic results in no allowance, no additional loss is recognized under the Contingencies Topic. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segment adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures; changes in underwriting standards; changes in economic and business conditions and developments that affect the collectibility of the portfolio; the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in lending management and staff; changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans; changes in the loan review system; changes in the value of underlying collateral for collateral-dependent loans; and any concentrations of credit and changes in the level of such concentrations.

We design our loan review program to identify and monitor problem loans by maintaining a credit grading process, ensuring that timely and appropriate changes are made to the loans with assigned risk grades and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless the loan is both well secured and in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review all loan relationships that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve adequate coverage of our various lending markets.

Homogenous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. As of September 30, 2011, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing portfolio as of September 30, 2011, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $4.8 million for the third quarter of 2011 compared to $18.2 million for the third quarter of 2010. For the nine months ended September 30, 2011 and 2010, net charge-offs were $15.4 million and $47.1 million, respectively. Our allowance for loan losses totaled $68.0 million at September 30, 2011 and $65.2 million at December 31, 2010. The ratio of the allowance for loan losses to total loans held for investment at September 30, 2011 and December 31, 2010 was 2.18% and 2.08%, respectively.

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

The provision for loan losses, primarily in the banking segment, was $18.2 million for the nine months ended September 30, 2011, a decrease of $35.4 million compared to the nine months ended September 30, 2010. The decrease was primarily a result of a decrease in net charge-offs of $31.7 million during the first nine months of 2011 compared to the corresponding period in 2010, and lower levels of non-performing loans in 2011.

The following table presents the activity in our allowance for loan losses for the dates indicated (dollars in thousands). Substantially all of the activity shown below occurred within the banking segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$68,308	$56,375	$65,169	$52,092
Provisions charged to operating expenses	4,500	20,449	18,238	53,649
Recoveries of loans previously charged off
Commercial and industrial	332	92	733	207
Real estate	91	—	263	2
Construction and land development	33	23	197	38
Consumer	(4)	153	57	506

Total recoveries	452	268	1,250	753

Loans charged off
Commercial and industrial	1,940	4,008	9,670	24,331
Real estate	538	—	1,313	7,698
Construction and land development	2,703	13,728	5,515	14,294
Consumer	63	751	143	1,566

Total charge-offs	5,244	18,487	16,641	47,889

Net charge-offs	(4,792)	(18,219)	(15,391)	(47,136)

Balance at end of period	$68,016	$58,605	$68,016	$58,605

Net charge-offs to average loans outstanding	0.61%	2.46%	0.67%	2.11%

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

	September 30, 2011		December 31, 2010
	Reserve	% of Gross Loans	Reserve	% of Gross Loans
Commercial and industrial	$39,466	52.76%	$41,687	48.66%
Real estate (including construction and land development)	28,145	46.19%	22,959	49.74%
Consumer	367	1.05%	523	1.60%
Unallocated	38		—

Total	$68,016	100.00%	$65,169	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. As of September 30, 2011, we had 19 credit relationships totaling $27.7 million of potential problem loans.

Non-Performing Assets

The following table presents our components of non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2011	December 31, 2010	September 30, 2010
Loans accounted for on a non-accrual basis
Commercial and industrial	$8,361	$12,259	$35,009
Lease financing	1,835	6,027	5,852
Real estate	16,379	8,035	55,301
Construction and land development	32,197	57,622	9,892
Consumer	201	28	—

	$58,973	$83,971	$106,054

Non-performing loans as a percentage of total loans	1.53%	2.32%	2.92%

Other Real Estate Owned	$37,411	$23,968	$16,184

Other repossessed assets	$2,400	$6,365	$1,283

Non-performing assets	$98,784	$114,304	$123,521

Non-performing assets as a percentage of total assets	1.73%	2.15%	2.43%

Loans past due 90 days or more and still accruing	$—	$466	$11,407

Troubled debt restructurings included in accruing loans	$15,918	$28,160	$6,800

At September 30, 2011, total non-performing assets decreased $15.5 million to $98.8 million compared to $114.3 million at December 31, 2010, primarily due to the decrease in non-accrual loans, partially offset by the increase in Other Real Estate Owned. Non-accrual loans were $59.0 million at September 30, 2011 and $84.0 million at December 31, 2010. The decrease in the level of non-accrual loans reflects both charge-offs of non-accrual loans and the transfer of collateral, consisting of unimproved land with a fair value, less cost to sell, of $19.4 million that related to a single loan relationship, to other real estate owned. Of these non-accrual loans, $8.4 million were characterized as commercial and industrial loans as of September 30, 2011, a decrease of $3.9 million compared to December 31, 2010. The commercial and industrial loans included four loan relationships in a variety of industries with an aggregate balance of approximately $7.3 million and secured by accounts receivable and inventory and equipment.

Non-accrual loans also included $16.4 million characterized as real estate loans at September 30, 2011, including four commercial real estate loan relationships totaling approximately $11.9 million and secured by occupied single family residential property, occupied commercial real estate, occupied industrial property and a hotel.

Non-accrual loans at September 30, 2011 also included $32.2 million characterized as construction and land development loans. Four loan relationships account for approximately $30.6 million of the non-performing construction and land development loans. Collateral securing the loans includes residential land developments and unimproved land.

Loans restructured in troubled debt restructurings bearing market rates of interest at the time of restructuring and performing in compliance with their modified terms are considered impaired in the calendar year of the restructuring. At September 30, 2011, troubled debt restructurings totaled $43.0 million, of which $15.9 million were included in accruing loans and $27.1 million were reported in non-accrual loans.

Other Real Estate Owned increased $13.4 million to $37.4 million at September 30, 2011 compared to $24.0 million at December 31, 2010. The increase was primarily due to repossession of collateral consisting of unimproved land with a fair value, less cost to sell, of $19.4 million that related to a single loan relationship. At September 30, 2011, Other Real Estate Owned included $34.5 million of commercial real estate property consisting of this parcel of unimproved land, single family residences under development and $2.9 million of residential lots at various levels of completion.

Additional interest income that would have been recorded if the non-accrual loans had been current during the nine months ended September 30, 2011 totaled $1.8 million and $3.8 million during the nine months ended September 30, 2010.

Borrowings

Our borrowings as of September 30, 2011 and December 31, 2010 are shown in the table below (in thousands):

	September 30, 2011	December 31, 2010	Variance
			2011 v. 2010
Short-term borrowings	$406,905	$582,134	$(175,229)
Notes payable	57,579	63,776	(6,197)
Junior subordinated debentures	67,012	67,012	—
Capital lease obligations	12,233	11,693	540

	$543,729	$724,615	$(180,886)

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, borrowings from the FHLB and short-term bank loans. The $180.9 million decrease in short-term borrowings at September 30, 2011 compared to December 31, 2010 was due primarily to decreases in borrowings of $175.2 million under repurchase agreements resulting from increases in deposits and lower loan volume.

Notes payable is comprised of borrowings under term notes and a revolving line of credit with JPMorgan Chase and nonrecourse notes owed by First Southwest. In July 2011, the loan agreements between PlainsCapital and JPMorgan Chase governing PlainsCapital’s existing line of credit and term notes were amended (“July 2011 Amendments”). The July 2011 Amendments converted PlainsCapital’s $17.7 million revolving line of credit to a term note, extended the maturity of PlainsCapital’s remaining line of credit and term notes expiring July 31, 2011 to July 31, 2012 and, where applicable, decreased the acceptable non-performing asset ratio for the Bank from 4.50% to 4.00%, effective beginning September 30, 2011. As of September 30, 2011, the Bank’s non-performing asset ratio, as defined, was 2.89%. As of September 30, 2011, our revolving line of credit with JPMorgan Chase had an outstanding principal balance of $5.0 million and was fully advanced.

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

On September 27, 2011, we sold approximately $114.1 million of our Series C Preferred Stock to the Secretary of the Treasury pursuant to the SBLF. The Series C Preferred Stock has an aggregate liquidation preference of approximately $114.1 million and qualifies as Tier 1 Capital for regulatory purposes.

The terms of the Series C Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis beginning January 1, 2012. The dividend rate, as a percentage of the liquidation amount, fluctuates while the Series C Preferred Stock is outstanding based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank from its average level of QSBL at each of the four quarter ends leading up to June 30, 2010 (the “Baseline”) as follows:

Dividend Period		Annualized Dividend Rate
Beginning	Ending
September 27, 2011	September 30, 2011	5.000%
October 1, 2011	December 31, 2011	3.772%(1)
January 1, 2012	December 31, 2013	1.000% to 5.000%
January 1, 2014	March 26, 2016	1.000% to 7.000%(2)
March 27, 2016	Redemption	9.000%(3)

(1)	Subject to confirmation by the Secretary of the Treasury.
(2)	Between January 1, 2014 and March 26, 2016, the dividend rate will be fixed at a rate in such range based upon the level of percentage change in QSBL between September 30, 2013 and the Baseline.
(3)	Beginning on March 27, 2016, the dividend rate will be fixed at nine percent (9%) per annum.

In addition to the applicable dividend rates described above, beginning on January 1, 2014 and on all dividend payment dates thereafter ending on April 1, 2016, if we fail to increase our level of QSBL compared to the Baseline, we will be required to pay a quarterly lending incentive fee of 0.5% of the liquidation value.

As long as shares of Series C Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our common stock) during any quarter in which we fail to declare and pay dividends on the Series C Preferred Stock and for the next three quarters following such failure. In addition, under the terms of the Series C Preferred Stock, we may only declare and pay dividends on our common stock (or repurchase shares of our common stock), if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least ninety percent (90%) of Tier 1 capital as of September 27, 2011, excluding any charge-offs and redemptions of the Series C Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning January 1, 2014, based upon the extent by which, if at all, the QSBL at September 30, 2013 has increased over the Baseline.

We may redeem the Series C Preferred Stock at any time at our option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends subject to the approval of our federal banking regulator.

On September 27, 2011, we entered into a repurchase letter agreement with Treasury, pursuant to which we redeemed, out of the proceeds of the issuance of the Series C Preferred Stock, all 87,631 outstanding shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) and 4,382 outstanding shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), for an aggregate redemption price of approximately $92.6 million. The Series A Preferred Stock and Series B Preferred Stock were issued on December 19, 2008 to Treasury under the Capital Purchase Program, a part of TARP.

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

At September 30, 2011, we exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 14.49%, Tier 1 capital to risk weighted assets ratio of 12.86% and a Tier 1 capital to average assets, or leverage, ratio of 9.68%. At September 30, 2011, the Bank was also considered to be “well-capitalized.” We discuss regulatory capital requirements in more detail in Note 11 to our unaudited consolidated interim financial statements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $477.6 million at September 30, 2011, an increase of $358.7 million from $118.9 million at September 30, 2010. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash used in operations during the first nine months of 2011 was $180.6 million, a decrease in cash used of $57.9 million compared with the first nine months of 2010. Cash used by operations decreased primarily due to a decrease in the net cash used in our mortgage origination segment’s operations.

We use cash primarily to originate loans and purchase securities for our investment portfolio. During the first nine months of 2011, our loan portfolio decreased marginally and the amount of cash generated by lending activities decreased by $42.1 million compared with the first nine months of 2010. On the other hand, our investment securities portfolio grew by $62.8 million during the first nine months of 2011. Cash used in our investment activities included net purchases of securities for our investment portfolio during the first nine months of 2011, which were $36.5 million compared to net purchases of $215.8 million during the first nine months of 2010. The decrease in net purchases of securities during the first nine months of 2011 resulted from the sales, maturities and principal reductions of both municipal securities and collateralized mortgage obligations. We sold approximately $228.5 million and $191.8 million of available for sale securities during the first nine months of 2011 and 2010, respectively.

Cash provided by financing activities during the first nine months of 2011 was $287.6 million, a decrease in cash provided of $99.1 million compared with the first nine months of 2010. The decrease in cash provided was due primarily to a slower net increase in deposits during the first nine months of 2011 compared to the net increase in deposits during the first nine months of 2010. During 2010, cash held by individuals and businesses in bank deposits increased in response to an uncertain economic outlook.

We had deposits of $4.4 billion at September 30, 2011, an increase of $456.0 million from $3.9 billion at December 31, 2010. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Within the deposits portfolio, money market deposits, noninterest-bearing demand deposits, savings and foreign deposits increased by $388.9 million, $100.4 million, $76.1 million, and $75.3 million, respectively. This was partially offset by a decrease in brokered time deposits and brokered money market deposits, which decreased $123.0 million and $100.7 million, respectively.

Our 15 largest depositors, excluding our indirect wholly owned subsidiary, First Southwest, accounted for approximately 23.22% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 13.20% of our total deposits at September 30, 2011. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and could require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $700.0 million maintained with the Bank. At September 30, 2011, PrimeLending had outstanding borrowings of $672.0 million against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with unrelated commercial banks of up to $140.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At September 30, 2011, FSC had borrowed approximately $75.5 million under these credit arrangements.

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

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on September 30, 2011 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

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

	September 30, 2011
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,484,673	$344,391	$405,572	$82,302	$205,394	$3,522,332
Securities	138,764	167,145	101,834	21,649	451,238	880,630
Federal funds sold and securities purchased under agreements to resell	60,133	—	—	—	—	60,133
Other interest sensitive assets	349,433	—	—	—	—	349,433

Total interest sensitive assets	3,033,003	511,536	507,406	103,951	656,632	4,812,528

Interest sensitive liabilities:
Interest bearing checking	$1,569,309	$—	$—	$—	$—	$1,569,309
Savings	243,522	—	—	—	—	243,522
Time deposits	777,705	413,565	65,088	3,707	42,814	1,302,879
Notes payable & other borrowings	248,550	743	2,113	1,132	8,004	260,542

Total interest sensitive liabilities	2,839,086	414,308	67,201	4,839	50,818	3,376,252

Interest sensitivity gap	$193,917	$97,228	$440,205	$99,112	$605,814	$1,436,276

Cumulative interest sensitivity gap	$193,917	$291,145	$731,350	$830,462	$1,436,276

Percentage of cumulative gap to total interest sensitive assets	4.03%	6.05%	15.20%	17.26%	29.84%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on market value of portfolio equity for the banking segment as of September 30, 2011 (dollars in thousands):

September 30, 2011
Change in Interest Rates (basis points)	Changes in		Changes in
	Net Interest Income		Market Value of Equity
	Amount	Percent	Amount	Percent
+300	$10,482	5.68%	$87,410	16.39%
+200	$3,580	1.94%	$69,999	13.13%
+100	$29	0.02%	$43,293	8.12%
-50	$(490)	-0.27%	$(36,566)	-6.86%

The projected changes in net interest income and market value of equity to changes in interest rates at September 30, 2011 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out by the our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information concerning our legal proceedings, please see the discussion under the caption “Legal Proceedings” set forth in Part I, Item 3 of our Annual Report and the discussion under the caption “Legal Proceedings” set forth in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 5, 2011, and for the quarter ended June 30, 2011, filed with the SEC on August 4, 2011.

Item 1A.	Risk Factors

The following risk factors constitute a material amendment to the risk factors disclosed under Item 1A of our Annual Report. For more information concerning our risk factors, please refer to Item 1A of our Annual Report.

An interruption in, or cybersecurity breach of, our information systems may result in a loss of customer business or subject us to financial liability.

We rely heavily on communications and information systems to conduct our business. Any failure or interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, securities trading, general ledger, deposits, servicing or loan origination systems. If such failures or interruptions occur, we may not be able to adequately address them at all or in a timely fashion. The occurrence of any failures or interruptions could result in a loss of customer business, impose substantial costs and expenses upon us, such as for new internal use software, reimbursements to customers, reissuing debit cards, other remedial measures and applicable insurance deductibles, expose us to civil litigation and possible financial liability and could have a material adverse effect on our public relations, reputation, results of operations and financial condition.

We may be unable to increase or maintain our level of qualified small business lending, which could subject us to higher dividend rates on our Series C Preferred Stock.

On September 27, 2011, we sold approximately $114.1 million of our Series C Preferred Stock to the Secretary of the Treasury pursuant to the SBLF. The SBLF encourages participant banks to increase their lending to small businesses by offering banks reduced dividend rates on the senior preferred shares they issued to the Secretary of the Treasury if they meet certain thresholds of increased small business lending. If we do not increase our lending to small businesses from our Baseline, we could become subject to higher dividend rates and penalties in the future. Until December 31, 2013, the dividend rate we pay on any outstanding shares of Series C Preferred Stock will fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis, based upon changes in the level of qualified small business lending by the Bank against the Baseline. From January 1, 2014 through March 26, 2016, if we have not sufficiently increased our small business lending we may become subject to a dividend rate as high as seven percent (7%) per annum, and may be required to pay a dividend rate penalty of 0.5% per quarter. Beginning March 27, 2016, the dividend rate on any outstanding shares of Series C Preferred Stock will be fixed at nine percent (9%) per annum. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” The future demands for additional lending are unclear and uncertain, and our ability to make qualifying small business loans depends on a number of factors, many of which may be outside of our control. These factors include, among other things, general economic conditions, demand for loans, the effectiveness of our marketing efforts, the ability of borrowers to meet our lending standards, competition from other lenders, the lending policies of our competitors and regulatory restrictions. If we fail to increase our level of qualified small business lending from our Baseline, the resulting increase in the dividend rate on the Series C Preferred Stock could increase our cost of capital and adversely affect our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2011, we issued 57,026 shares of Original Common Stock upon the exercise of outstanding stock options at prices ranging from $4.91 to $6.70 per share. These options were awarded pursuant to the exemption from compliance with the registration requirements of the Securities Act provided by Rule 701 promulgated thereunder. The issuance of shares of our Original Common Stock pursuant to the exercise of such options was therefore also exempt from registration under the Securities Act pursuant to Rule 701.

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

PLAINSCAPITAL CORPORATION

Date: November 4, 2011	By:	/S/ JOHN A. MARTIN
	Name:	John A. Martin
	Title:	Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date: November 4, 2011	By:	/S/ JEFF ISOM
	Name:	Jeff Isom
	Title:	Executive Vice President of Finance and Accounting
(Principal accounting officer)

Exhibit Index

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	–	Third Amended and Restated Certificate of Formation of PlainsCapital Corporation, as amended.		10-Q	000-53629	3.1	08/4/11

3.2	–	Certificate of Designation of Non-Cumulative Perpetual Preferred Stock, Series C.		8-K	000-53629	3.1	09/28/11

3.3	–	Amended and Restated Bylaws of PlainsCapital Corporation.		8-K	000-53629	3.1	08/31/09

4.1	–	Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.2	04/17/09

4.2	–	First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.3	04/17/09

4.3	–	Indenture, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association.		10	000-53629	4.4	04/17/09

4.4	–	First Supplemental Indenture, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.5	04/17/09

4.5	–	Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of August 7, 2006, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.6	04/17/09

4.6	–	Guarantee Agreement, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association, as trustee.		10	000-53629	4.7	04/17/09

4.7	–	First Amendment to Guarantee Agreement, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.8	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.8	–	Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.9	04/17/09

4.9	–	Indenture, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.10	04/17/09

4.10	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of March 26, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.11	04/17/09

4.11	–	Guarantee Agreement, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.12	04/17/09

4.12	–	Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.13	04/17/09

4.13	–	Indenture, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.14	04/17/09

4.14	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of September 17, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.15	04/17/09

4.15	–	Guarantee Agreement, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.16	04/17/09

4.16	–	Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, and Alan B. White, DeWayne Pierce, and Jeff Isom, as Administrative Trustees.		10	000-53629	4.17	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
4.17	–	Junior Subordinated Indenture, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.18	04/17/09

4.18	–	PlainsCapital Corporation (f/k/a Plains Capital Corporation) Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by PlainsCapital Corporation in favor of Wells Fargo Bank, N.A., as trustee of the PCC Statutory Trust IV.		10	000-53629	4.19	04/17/09

4.19	–	Guarantee Agreement, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.20	04/17/09

4.20	–	Registration Rights Agreement, dated as of December 31, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg, as Stockholders’ Representative.		10/A	000-53629	4.21	06/26/09

4.21	–	Form of Stock Certificate for Non-Cumulative Perpetual Preferred Stock, Series C.		8-K	000-53629	4.1	09/28/11

10.1	–	Agreement and Plan of Merger, dated as of November 7, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.1	04/17/09

10.2	–	First Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.2	04/17/09

10.3	–	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.3	04/17/09

10.4*	–	Amended and Restated Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.4	04/17/09

10.5*	–	First Amendment to Amended and Restated Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.5	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.6*	–	Employment Agreement, effective as of December 31, 2008, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.6	04/17/09

10.7*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.7	04/17/09

10.8*	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.8	04/17/09

10.9*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.9	04/17/09

10.10*	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.10	04/17/09

10.11*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jeff Isom.		10	000-53629	10.11	04/17/09

10.12*	–	Employment Agreement, dated as of December 18, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.1	07/08/09

10.13*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), First Southwest Holdings, LLC and W. Allen Custard III.		8-K	000-53629	10.2	07/08/09

10.14*	–	Second Amendment to Employment Agreement, dated as of November 15, 2010, between W. Allen Custard III and PlainsCapital Corporation.		8-K	000-53629	10.5	11/16/10

10.15*	–	Employment Agreement, dated as of April 1, 2010, between PlainsCapital Corporation and Roseanna McGill.		8-K	000-53629	10.1	03/23/10

10.16*	–	First Amendment to Employment Agreement, dated as of November 15, 2010, between Roseanna McGill and PlainsCapital Corporation.		8-K	000-53629	10.6	11/16/10

10.17*	–	Employment Agreement, dated as of January 1, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.1	11/16/10

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.18*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.2	11/16/10

10.19*	–	Second Amendment to Employment Agreement, dated as of November 15, 2010, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.3	11/16/10

10.20*	–	Employment Agreement, dated as of November 15, 2010, between John A. Martin and PlainsCapital Corporation.		8-K	000-53629	10.4	11/16/10

10.21*		Employment Agreement, dated as of April 1, 2010, between Todd Salmans and PlainsCapital Corporation.		10-K	000-53629	10.21	03/22/11

10.22*	–	Plains Capital Corporation Incentive Stock Option Plan, dated October 16, 1996 (the “1996 Incentive Stock Option Plan”).		10	000-53629	10.12	04/17/09

10.23*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 1998 (the “1998 Incentive Stock Option Plan”).		10	000-53629	10.13	04/17/09

10.24*	–	Plains Capital Corporation Incentive Stock Option Plan, dated April 18, 2001 (the “2001 Incentive Stock Option Plan”).		10	000-53629	10.14	04/17/09

10.25*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 2003 (the “2003 Incentive Stock Option Plan”).		10	000-53629	10.15	04/17/09

10.26*	–	Plains Capital Corporation 2005 Incentive Stock Option Plan, dated April 20, 2005.		10	000-53629	10.16	04/17/09

10.27*	–	Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008.		10	000-53629	10.17	04/17/09

10.28*	–	PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	08/31/09

10.29*	–	PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.2	03/23/10

10.30*	–	PNB Financial Bank Supplemental Executive Pension Plan, effective as of January 1, 2008.		10	000-53629	10.18	04/17/09

10.31*	–	First Amendment to PlainsCapital Bank Supplemental Executive Pension Plan, effective as of March 19, 2009.		10	000-53629	10.19	04/17/09

10.32*	–	Plains Capital Corporation Employee Stock Ownership Plan, effective January 1, 2004 and as amended and restated as of January 1, 2006.		10	000-53629	10.20	04/17/09

10.33*	–	First Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, effective as of January 1, 2007.		10	000-53629	10.21	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.34*	–	Second Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, dated as of December 1, 2008.		10	000-53629	10.22	04/17/09

10.35*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Isom, Schaffner and White on December 17, 2008.		10	000-53629	10.23	04/17/09

10.36*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Custard and Feinberg, effective as of December 31, 2008.		10	000-53629	10.24	04/17/09

10.37*	–	Form of Stock Option Agreement under the 1996 Incentive Stock Option Plan.		10	000-53629	10.25	04/17/09

10.38*	–	Form of Stock Option Agreement under the 1998 Incentive Stock Option Plan.		10	000-53629	10.26	04/17/09

10.39*	–	Form of Stock Option Agreement under the 2001 Incentive Stock Option Plan.		10	000-53629	10.27	04/17/09

10.40*	–	Form of Stock Option Agreement under the 2003 Incentive Stock Option Plan.		10	000-53629	10.28	04/17/09

10.41*	–	Form of Stock Option Agreement under the PlainsCapital Corporation 2005 Incentive Stock Option Plan.		10	000-53629	10.29	04/17/09

10.42*	–	Form of Stock Option Agreement under the Amended and Restated PlainsCapital Corporation 2007 Nonqualified and Incentive Stock Option Plan.		10	000-53629	10.30	04/17/09

10.43*	–	Form of Restricted Stock Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.3	03/23/10

10.44*	–	Form of Restricted Stock Unit Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.4	03/23/10

10.45	–	Amended and Restated Subordinate Credit Agreement, dated as of December 19, 2007, between JP Morgan Chase Bank, N.A. and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.31	04/17/09

10.46	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.32	10/21/09

10.47	–	Third Amended and Restated Subordinate Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.33	10/21/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.48	–	Amended and Restated Loan Agreement, dated as of October 1, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.33	04/17/09

10.49	–	First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2002, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.34	04/17/09

10.50	–	Second Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.35	04/17/09

10.51	–	Third Amendment to Amended and Restated Loan Agreement, dated as of June 1, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.36	04/17/09

10.52	–	Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 21, 2005, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.37	04/17/09

10.53	–	Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 16, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.38	04/17/09

10.54	–	Sixth Amendment to Amended and Restated Loan Agreement, dated as of December 19, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.39	04/17/09

10.55	–	Seventh Amendment to Amended and Restated Loan Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.41	10/21/09

10.56	–	Eighth Amendment to Amended and Restated Loan Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	04/29/10

10.57	–	Ninth Amendment to Amended and Restated Loan Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/05/10

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.58	–	Tenth Amendment to Amended and Restated Loan Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.1	01/25/11

10.59	–	Eleventh Amendment to Amended and Restated Loan Agreement, dated as of July 26, 2011, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/01/11

10.60	–	Commercial Pledge and Security Agreement, dated as of November 1, 2000, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) for the benefit of JPMorgan Chase Bank, NA (f/k/a Bank One, Texas N.A.).		10	000-53629	10.40	04/17/09

10.61	–	Sixth Amended and Restated Promissory Note, dated as of July 26, 2011, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	08/01/11

10.62	–	Loan Agreement, dated as of September 22, 2004, between JPMorgan Chase Bank, NA (f/k/a Bank One, NA) and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.42	04/17/09

10.63	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.45	10/21/09

10.64	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.6	08/05/10

10.65	–	Renewal, Extension and Modification Agreement, dated as of July 26, 2011, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.5	08/01/11

10.66	–	Third Amended and Restated Promissory Note, dated as of July 26, 2011, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.6	08/01/11

10.67	–	Loan Agreement, dated as of October 27, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.44	04/17/09

10.68	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.48	10/21/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.69	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.8	08/05/10

10.70	–	Fourth Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.9	08/05/10

10.71	–	Credit Agreement, dated as of October 13, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, N.A.		10	000-53629	10.47	04/17/09

10.72	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.51	10/21/09

10.73	–	Modification Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.2	04/29/10

10.74	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.3	08/05/10

10.75	–	Modification Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	01/25/11

10.76	–	Renewal, Extension and Modification Agreement, dated as of July 26, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.3	08/01/11

10.77	–	Fourth Amended and Restated Promissory Note, dated as of July 26, 2011, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.4	08/01/11

10.78	–	Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.5	08/05/10

10.79	–	Office Lease, dated as of February 7, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.49	04/17/09

10.80	–	First Amendment to Office Lease, dated as of April 3, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.50	04/17/09

Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.81	–	Second Amendment to Office Lease, dated as of November 14, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and H/H Victory Holdings, L.P.		10	000-53629	10.51	04/17/09

10.82	–	Securities Purchase Agreement, dated as of September 27, 2011, between PlainsCapital Corporation and the Secretary of the Treasury.		8-K	000-53629	10.1	09/28/11

10.83	–	Repurchase Letter, dated as of September 27, 2011, between PlainsCapital Corporation and the United Stated Department of the Treasury.		8-K	000-53629	10.2	09/28/11

31.1	–	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	–	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**		XBRL Instance Document.	X

101.SCH**		XBRL Taxonomy Extension Schema Document.	X

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.