Form 10-K
period 2011-12-31
PLAINSCAPITAL CORP
filed 2012-03-16
CIK 822083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011: Not applicable. There is currently no established public trading market for the registrant’s Common Stock, par value $0.001 per share, or Original Common Stock, par value $0.001 per share.

As of March 12, 2012, there were 34,255,757 shares of the registrant’s Original Common Stock, $0.001 par value, and no shares of the registrant’s Common Stock, $0.001 par value, outstanding, including 2,379,633 shares of Original Common Stock that participate in dividends but are not defined as outstanding under generally accepted accounting principles.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the 2012 Annual Meeting of Shareholders to be held on May 9, 2012, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART I

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”) that are not statements of historical fact are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We make forward-looking statements regarding topics including, without limitation, our projected sources of funds, [expectations concerning mortgage loan origination volume], expectations concerning the hiring of additional mortgage bankers, anticipated changes in our revenues or earnings, expectations regarding financial or other market conditions, the effects of government regulation applicable to our operations, expectations concerning deposit insurance premiums, the appropriateness of our allowance for loan losses and provision for loan losses and the collectibility of margin loans. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

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

As used in this Annual Report, unless the context otherwise indicates, the references to “we,” “us,” “our,” or “PlainsCapital” refer to PlainsCapital Corporation, a Texas corporation, and its consolidated subsidiaries as a whole, references to our “Company” refer to PlainsCapital Corporation, a Texas corporation and not its subsidiaries, references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital Corporation), references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company (a wholly owned subsidiary of First Southwest) and references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole. In addition, unless the context otherwise requires, references to “shareholders” are to the holders of our voting securities, which consist of our Common Stock, par value $0.001 per share, and our Original Common Stock, par value $0.001 per share, and references to our “common stock” are to our Common Stock and our Original Common Stock, collectively.

Overview

We are a Texas-based and Dallas-headquartered financial holding company registered under the Bank Holding Company Act of 1956 (as amended, the “Bank Holding Company Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”), and were incorporated in 1987. Historically, the majority of our net income has been derived from our wholly owned bank subsidiary, PlainsCapital Bank. The Bank provides business and consumer banking services from offices located throughout central, north and west Texas. The Bank’s subsidiaries have specialized areas of expertise that allow us to provide an array of financial products and services such as mortgage origination and financial advisory services. As of December 31, 2011, on a consolidated basis, we had total assets of approximately $5.7 billion, total deposits of approximately $4.2 billion, total loans, including loans held for sale, of approximately $4.1 billion, and shareholders’ equity of approximately $517.0 million.

Geographic Dispersion of Our Deposits and Loan Portfolio

As of December 31, 2011, we had approximately $4.2 billion in deposits. The following table summarizes our deposit portfolio as of December 31, 2011 (dollar amounts in thousands).

	December 31, 2011
	West Texas(1)	DFW(2)	Central/South(3)	Other(4)	Total
Demand deposits	$144,796	$138,879	$48,661	$50,172	$382,508
NOW accounts	77,313	34,758	4,776	548	117,395
Money market deposit accounts	611,333	1,134,241	274,816	69,782	2,090,172
Brokered money market deposit accounts	—	—	—	224,925	224,925
Other savings deposits	41,020	53,344	76,497	227	171,088
Time deposits under $100,000	123,290	85,541	7,977	28	216,836
Time deposit of $100,000 or more	264,216	507,733	68,862	26	840,837
Brokered time deposits	—	—	—	202,445	202,445

Total deposits	$1,261,968	$1,954,496	$481,589	$548,153	$4,246,206

Percentage of total deposits	29.7%	46.1%	11.3%	12.9%	100.0%

(1)	“West Texas” consists of deposits originated in Lubbock, Texas.
(2)	“DFW” primarily consists of deposits originated in Dallas, Texas and Fort Worth, Texas.
(3)	“Central/South” primarily consists of deposits originated in Austin, Texas and San Antonio, Texas.
(4)	“Other” consists of deposits that are not managed on a regional basis.

The following table summarizes our loans held for investment as of December 31, 2011 (dollar amounts in thousands).

	December 31, 2011
	West Texas(1)	DFW(2)	Central/South(3)	Other(4)	Total
Commercial and industrial
Commercial	$305,287	$870,894	$297,383	$—	$1,473,564
Lease financing	—	—	—	32,604	32,604
Securities (including margin loans)	810	292	2,562	316,231	319,895
Real estate	251,000	628,381	342,345	—	1,221,726
Construction and land development	21,194	160,753	92,002	—	273,949
Consumer	14,207	11,873	3,349	—	29,429

Total loans	$592,498	$1,672,193	$737,641	$348,835	$3,351,167

Percentage of total loans	17.7%	49.9%	22.0%	10.4%	100.0%

(1)	“West Texas” consists of loans originated from Lubbock, Texas.
(2)	“DFW” primarily consists of loans originated in Dallas, Texas and Fort Worth, Texas.
(3)	“Central/South” primarily consists of loans originated from Austin, Texas and San Antonio, Texas.
(4)	“Other” consists of margin loans held by First Southwest and lease financing.

Business Segments

We operate in three business segments: banking, mortgage origination and financial advisory. For more financial information about each of these business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein. See also Note 24 in the notes to our consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 included under Item 8, “Financial Statements and Supplementary Data.”

Banking

The operations of the Bank comprise our banking segment. As of December 31, 2011, our banking segment had approximately $5.2 billion in assets and total deposits of approximately $4.2 billion. The primary source of our deposits is residents and businesses located in the Texas markets we serve.

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

The table below sets forth a distribution of the banking segment’s business loans, by type, and all other loans as of December 31, 2011 (dollar amounts in thousands).

	December 31, 2011
	Amount	% of Total Loans
Loans:
Commercial and industrial
Commercial	$1,473,564	39.3%
Lease financing	30,783	0.8%
Subsidiary warehouse lines	719,304	19.2%
Real estate	1,220,163	32.5%
Construction and land development	273,949	7.3%

Total business loans	3,717,763	99.1%
All other loans	33,092	0.9%

Total loans	$3,750,855	100.0%

Commercial and industrial loans are primarily made within our market areas in Texas and are underwritten on the basis of the borrower’s ability to service the debt from income. In general, commercial and industrial loans involve more credit risk than residential and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial and industrial loans results primarily from the type of collateral securing these loans, which typically includes commercial real estate, accounts receivable, equipment and inventory. Additionally, increased risk arises from the expectation that commercial and industrial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of the additional risk and complexity associated with commercial and industrial loans, such loans require more thorough underwriting and servicing than loans to individuals. To manage these risks, our policy is to attempt to secure commercial and industrial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, depending on the size of the credit, we actively monitor certain fiscal measures of the borrower, including cash flow, collateral value and other appropriate credit factors. We also have processes in place to analyze and evaluate on a regular basis our exposure to industries, products, market changes and economic trends.

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

In addition to the real estate lending activities described above, a portion of the Bank’s real estate portfolio consists of single family residential mortgage loans typically collateralized by owner occupied properties located in its market areas. These residential mortgage loans are generally secured by a first lien on the underlying property and have maturities of five years or less. Longer term mortgage financing is provided for certain customers within the Bank’s private banking group. As of December 31, 2011, the Bank had approximately $216.2 million in one-to-four family residential loans, which represented 5.76% of its total loans held for investment.

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

We loan to individuals for personal, family and household purposes, including lines of credit, home improvement loans, home equity loans, credit cards and loans for purchasing and carrying securities. At December 31, 2011, we had approximately $33.1 million of loans for these purposes, which are shown in the previous table as “All other loans.”

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

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending. Founded in 1986, PrimeLending is a residential mortgage originator licensed to originate and close loans in 50 states and the District of Columbia. At December 31, 2011, it operated from 270 locations in 37 states, originating approximately 26% of its mortgages from its Texas locations and approximately 16% of its mortgages from locations in California. In addition to the Dallas market, PrimeLending also serves other Texas markets, including Austin, Fort Worth, Houston and San Antonio. The mortgage lending business is subject to seasonality, as we typically experience increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes, and the overall demand for mortgage loans is driven largely by the applicable interest rates at any given time.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through a warehouse line of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. Loans sold are subject to certain standard indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions.

Our mortgage lending underwriting strategy, driven in large measure by secondary market investor standards, seeks to originate substantially only conforming loans. Our underwriting practices include:

•	granting loans on a sound and collectible basis;

•	obtaining a balance between maximum yield and minimum risk;

•	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; and

•	ensuring that each loan is properly documented and, if appropriate, adequately insured.

In addition to its branch office network, PrimeLending through PrimeLending Ventures, LLC, has established various “affiliated business arrangements” to originate residential mortgages for customers of referring business partners and for other customers not associated with business partners. As of December 31, 2011, PrimeLending Ventures, LLC had fifteen affiliated business arrangements.

Since its inception, PrimeLending has grown from originating approximately $80 million in mortgage loans annually with a staff of 20 individuals to originating approximately $8.6 billion in loans in 2011 with approximately 2,200 employees. PrimeLending offers a variety of loan products catering to the specific needs of borrowers, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, Federal Housing Administration (FHA) and Veteran Affairs (VA) loans, permanent construction financing, relocation programs and refinancing options. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which we define to be loans to borrowers having a Fair Isaac Corporation (FICO) score lower than 620 or that do not comply with applicable agency or investor-specific underwriting guidelines).

Financial Advisory

Our financial advisory segment operates through First Southwest and Hester Capital Management, LLC (“Hester Capital”). Through these subsidiaries, we serve families, trusts, endowments, foundations and other non-profit entities, retirement plans, public funds, local governments, public agencies, financial institutions and high net worth investors. We provide these customers with a diverse group of services such as investment advisory, investment banking, underwriting, asset management, arbitrage rebate, continuing disclosure for municipal clients and benefit plan services.

Acquisition of First Southwest. Pursuant to the merger agreement between us and First Southwest Holdings, Inc., dated as of November 7, 2008, as amended (the “Merger Agreement”), we acquired First Southwest Holdings, Inc. Upon completion of the merger on December 31, 2008, we issued to former stockholders of First Southwest 5,092,677 shares of our Original Common Stock and substitute stock options to purchase 285,366 shares of our Original Common Stock and placed additional shares of our Original Common Stock into escrow to satisfy earnout provisions contained in the Merger Agreement, as described below.

Pursuant to the earnout provisions in the Merger Agreement, we placed 1,697,430 shares of our Original Common Stock into escrow. In addition, one quarter of the shares of our Original Common Stock issuable pursuant to the substitute stock options issued to the former stockholders of First Southwest Holdings, Inc. are subject to the earnout provisions of the Merger Agreement and will be held in escrow if exercised prior to January 31, 2013. As of March 1, 2012, 38,849 shares underlying such substitute stock options have been delivered into escrow pursuant to the exercise of such substitute stock options, for a total of 1,736,279 shares of our Original Common Stock held in escrow, and up to an additional 14,821 shares of our Original Common Stock underlying additional substitute stock options could be held in escrow if the related substitute stock options are exercised prior to January 31, 2013.

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

The operating subsidiary of First Southwest was founded in 1946 in Dallas, Texas and, as of December 31, 2011, employed approximately 380 people and maintained 22 locations nationwide, nine of which are in Texas. As of December 31, 2011, First Southwest maintained $84.2 million in equity capital and had more than 1,600 public sector clients. As of December 31, 2011, it had consolidated assets of approximately $549.1 million.

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

Capital Markets. Through its capital markets group, First Southwest trades fixed income securities to support sales and other customer activities, underwrites tax-exempt and taxable fixed income securities and trades equities on an agency basis on behalf of its retail and institutional clients. In addition, First Southwest provides asset and liability management advisory services to community banks.

Correspondent Clearing Services. The correspondent clearing services group offers omnibus and fully disclosed clearing services to FINRA member firms for trade executing, clearing and back office services. Services are provided to approximately 70 correspondent firms.

Asset Management. First Southwest Asset Management is an investment advisor registered under the Investment Advisors Act of 1940 providing state and local governments with advice and assistance with respect to arbitrage rebate compliance, portfolio management and local government investment pool administration. In the area of arbitrage rebate, First Southwest Asset Management advises municipalities with respect to the emerging regulations relating to arbitrage rebates. Further, First Southwest Asset Management assists governmental entities with the complexities of investing public funds in the fixed income markets. As an investment adviser registered with the SEC, First Southwest Asset Management promotes cash management-based investment strategies that seek to adhere to the standards imposed by the fiduciary responsibilities of investment officers of public funds. As of December 31, 2011, First Southwest Asset Management served as administrator for local government investment pools totaling approximately $7.6 billion, investment manager of approximately $6.5 billion in short-term fixed income portfolios of municipal governments and investment advisor for approximately $5.8 billion invested by municipal governments.

Corporate Finance. First Southwest’s corporate finance group provides focused and tailored investment banking services to institutions and corporations. These services include capital raising, advisory services and corporate restructuring.

Hester Capital. We acquired a majority interest in Hester Capital in 2003. Hester Capital is an investment advisor registered under the Investment Advisors Act of 1940 and primarily serves clients in Austin, Dallas and Fort Worth. It specializes in investment portfolio management services for private clients, including families, trusts and estates; endowments, foundations and other non-profit entities; retirement plans; businesses; and public funds. Hester Capital manages equity, fixed income and balanced portfolios using defined investment objectives and guidelines established with each client. The investment management services offered by Hester Capital involve managing and overseeing investment portfolios containing liquid assets of at least $1.0 million. As of December 31, 2011, Hester Capital had assets under management of approximately $1.0 billion.

Competition

We face significant competition with respect to the business segments in which we operate and the geographic markets we serve. Our lending and mortgage origination competitors include commercial banks, savings banks, savings and loan associations, credit unions, finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and certain other non-financial institutions. Competition for deposits and in providing lending and mortgage origination products and services to businesses in our market area is intense and pricing is important. Additionally, other factors encountered in competing for savings deposits are convenient office locations and rates offered. Direct competition for savings deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities that may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans includes such additional factors as interest rate, loan origination fees and the range of services offered by the provider.

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

Employees

As of December 31, 2011, we employed approximately 3,400 persons, substantially all of which are full-time. None of our employees are represented by any collective bargaining unit or a party to any collective bargaining agreement.

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

The Dodd-Frank Act, among other things:

•

Established the Consumer Financial Protection Bureau (the “CFPB”), an independent organization within the Federal Reserve which has the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial products or services, including banks. The CFPB has broad rule-making authority for a wide range of consumer protection laws, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

•

Established the Financial Stability Oversight Council, tasked with the authority to identify and monitor institutions and systems which pose a systemic risk to the financial system, and to impose standards regarding capital, leverage, liquidity, risk management, and other requirements for financial firms.

•	Changed the base for FDIC insurance assessments.

•	Increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% (the FDIC subsequently increased it by regulation to 2.00%).

•	Permanently increased the deposit insurance coverage amount from $100,000 to $250,000.

•	Directed the Federal Reserve to establish interchange fees for debit cards pursuant to a restrictive “reasonable and proportional cost” per transaction standard.

•	Limits the ability of banking organizations to sponsor or invest in private equity and hedge funds and to engage in proprietary trading in a provision known as the “Volcker Rule”.

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

On April 14, 2011, the Federal Reserve Board and various other federal agencies published a notice of proposed rulemaking implementing provisions of the Dodd-Frank Act that would require reporting of incentive-based compensation arrangements by a covered financial institution and prohibit incentive-based compensation arrangements at a covered financial institution that provide excessive compensation or that could expose the institution to inappropriate risks that could lead to material financial loss. The Dodd-Frank Act defines “covered financial institution” to include, among other entities, a depository institution or depository institution holding company that has $1 billion or more in assets. There are enhanced requirements for institutions with more than $50 billion in assets. The proposed rule states that it is consistent with the Incentive Compensation Guidance.

On February 28, 2012, the CFPB published a notice and request for information concerning “Impacts of Overdraft Programs on Consumers” where the agency is reviewing existing regulations and supervisory guidance issued by various regulators pertaining to the use of overdraft programs by financial institutions and seeking information from the public on the impact of overdraft programs on consumers.

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

Total capital is the sum of Tier 1 and Tier 2 capital. The guidelines require a minimum ratio of total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). As of December 31, 2011, our ratio of Tier 1 capital to total risk-weighted assets was 12.54% and our ratio of total capital to total risk-weighted assets was 14.05%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. We are required to maintain a leverage ratio of 4.0%, and, as of December 31, 2011, our leverage ratio was 9.67%.

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

Emergency Economic Stabilization Act of 2008 and the Small Business Jobs Act of 2010. The U.S. Congress, the U.S. Department of the Treasury (“U.S. Treasury”) and the federal banking regulators have taken broad action since early September 2008 to address volatility in the U.S. banking system. The Emergency Economic Stabilization Act of 2008 (“EESA”) authorized the U.S. Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-backed securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in the Troubled Asset Relief Program (“TARP”). The Dodd-Frank Act reduced the TARP authorization contained in the EESA to $475 billion.

The stated purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The U.S. Treasury allocated $250 billion towards the TARP Capital Purchase Program. Under the Capital Purchase Program, the U.S. Treasury purchased debt or equity securities from eligible participating institutions. The TARP also provided for the direct purchases or guarantees of troubled assets of financial institutions.

On December 19, 2008, we sold 87,631 shares of our Fixed Rate Cumulative Perpetual Stock, Series A and a warrant to purchase, upon net exercise, 4,382 shares of our Fixed Rate Cumulative Perpetual Stock, Series B (“Series A and Series B Preferred Stock”) to the U.S. Treasury for approximately $87.6 million pursuant to the Capital Purchase Program. The U.S. Treasury immediately exercised its warrant on December 19, 2008, and we issued the underlying shares of Series B Preferred Stock to the U.S. Treasury. As a participant in the Capital Purchase Program, we were subject to executive compensation limits and other restrictions until September 27, 2011 when we entered into and consummated a repurchase letter agreement with the U.S. Treasury to repurchase all 87,631 outstanding shares of its Series A Preferred Stock and 4,382 outstanding shares of its Series B Preferred Stock.

On September 27, 2011, we also entered into a Securities Purchase Agreement with the Secretary of the Treasury (the “Purchase Agreement”) pursuant to which the Company issued 114,068 shares of the Company’s newly designated Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation value of $1,000 per share, for a total purchase price of $114,068,000. The proceeds used to redeem and repurchase the Series A and Series B Preferred Stock arose out of the issuance of the Series C Preferred Stock, which was issued pursuant to the SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

The Series C Preferred Stock qualifies as Tier 1 capital and is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning January 1, 2012. The dividend rate, as a percentage of the liquidation amount, fluctuates on a quarterly basis during the first 10 quarters during the Series C Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” (“QSBL”) at the Bank. The dividend rate for the initial dividend period (which ended September 30, 2011) was five percent (5%). For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum based upon the increase in QSBL as compared to baseline. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the level of QSBL compared to the baseline, and, if the level of the Bank’s QSBL has not increased from its baseline, the Company will be required to pay a quarterly lending incentive fee of 0.5%. After four and one half years from the issuance of the Series C Preferred Stock, the dividend rate will increase to nine percent (9%).

The Series C Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100 percent of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to approval of the Federal Reserve Board. For more information, see “Risk Factors—The U.S. Treasury’s investment in our company imposes restrictions and obligations upon us that could adversely affect the rights of our common shareholders.”

American Recovery and Reinvestment Act of 2009. The American Recovery and Reinvestment Act of 2009 (the “ARRA”) was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the U.S. economy and provide for extensive infrastructure, energy, health and education needs. In addition, the ARRA imposed certain new executive compensation and corporate governance obligations on all current and future TARP participants, until the institution has redeemed the preferred stock issued to the U.S. Treasury, which TARP participants are now permitted to do under the ARRA without regard to the three-year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA are more stringent than those imposed under the Capital Purchase Program.

The ARRA also sets forth additional corporate governance obligations for TARP participants, including requirements for the U.S. Treasury Secretary to establish standards that provide for semi-annual meetings of compensation committees of the Board of Directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP participants are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, and to provide written certifications by the chief executive officer and chief financial officer with respect to compliance with the foregoing. We are no longer subject to the ARRA provisions applicable to TARP participants for the period beginning September 27, 2011.

Office of the Special Master for TARP Executive Compensation. On June 15, 2009, the U.S. Treasury adopted and made effective an Interim Final Rule, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the Capital Purchase Program and EESA, as amended by the ARRA. Pursuant to the Interim Rule, the U.S. Treasury established the Office of the Special Master for TARP Executive Compensation. The Interim Rule grants broad power to the Special Master to review the compensation structures and payments of, and to independently issue advisory opinions to, those institutions that have participated in the Capital Purchase Program with respect to compensation structures and payments made by those institutions during the period that the institution received financial assistance under TARP. If the Special Master finds that a TARP participant’s compensation structure or payments that it has made to its employees are inconsistent with the purposes of the EESA or TARP, or otherwise contrary to the public interest, the Special Master may negotiate with the TARP participant and the subject employee for appropriate reimbursements to the TARP participant or the federal government. We are no longer subject to the TARP provisions for the period beginning September 27, 2011.

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

PlainsCapital Bank

The Bank is subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and regular examination by the Texas Department of Banking. The Bank, as a state member bank, is also subject to regulation and examination by the Federal Reserve Board. As a bank with less than $10 Billion in assets, the Bank became subject to the regulations issued by the CFPB on July 21, 2011, although the Federal Reserve Board continues to examine the Bank for compliance with federal consumer protection laws. The Bank is also an insured depository institution and, therefore, subject to regulation by the FDIC, although the Federal Reserve Board is the Bank’s primary federal regulator. The Federal Reserve Board, the Texas Department of Banking and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. Such requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank. In July 2010, the FDIC voted to revise its Memorandum of Understanding with the primary federal regulators to enhance the FDIC’s existing backup authorities over insured depository institutions that the FDIC does not directly supervise. As a result, the Bank may be subject to increased supervision by the FDIC.

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

In 2009, the FDIC adopted a final rule requiring a special assessment on insured institutions as part of its effort to rebuild the FDIC deposit insurance fund (“DIF”). The FDIC administers the DIF, and all insured depository institutions are required to pay assessments to the FDIC that fund the DIF. The Dodd-Frank Act broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution during the assessment period. On February 7, 2011, the FDIC issued a final rule implementing revisions to the assessment system mandated by the Dodd-Frank Act. The new regulation was effective April 1, 2011 and was reflected in the June 30, 2011 FDIC DIF balance and the invoices for assessments due September 30, 2011. Accruals for DIF assessments were $4.8 million, $6.3 million and $6.3 million in 2011, 2010 and 2009, respectively.

The FDIC is required to maintain at least a designated reserve ratio of the DIF to insured deposits in the United States. The Dodd-Frank Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. Pursuant to its authority in the Dodd-Frank Act, the FDIC on December 20, 2010, published a final rule establishing a higher long-term target DIF ratio of greater than 2%. As a result of the ongoing instability in the economy and the failure of other U.S. insured depository institutions, the DIF ratio is currently below the required targets, and the FDIC has adopted a restoration plan that will result in substantially higher deposit insurance assessments for all depository institutions over the coming years. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. The FDIC will notify the Bank concerning an assessment rate that we will be charged for the assessment period. As a result of the new regulations, we expect to incur higher annual deposit insurance assessments, which could have a significant adverse impact on our financial condition and results of operations.

The Dodd-Frank Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

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

Community Reinvestment Act. The CRA requires, in connection with examinations of financial institutions, that federal banking regulators (in the Bank’s case, the Federal Reserve Board) evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various CRA related agreements.

During the second quarter of 2010, the Bank received its 2008 CRA Performance Evaluation from the Federal Reserve. Despite “high satisfactory” or “outstanding” ratings on the various components of the CRA rating, the Federal Reserve lowered the Bank’s overall CRA rating from “satisfactory” to “needs to improve” as a result of alleged fair lending issues associated with our mortgage origination segment in prior years. In the fourth quarter of 2011, the Bank received the results of its current CRA Performance Evaluation, which returned the Bank’s CRA rating to “satisfactory.” During such time as the Bank’s CRA rating was “needs to improve” , we could not commence new activities that were “financial in nature” or acquire companies engaged in these activities. In addition, a CRA rating of less than “satisfactory” adversely affected the Bank’s ability to establish new branches. See “Risk factors—We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.”

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

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs and other electronic banking services. The Dodd-Frank Act amends the Electronic Funds Transfer Act to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

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

Under the regulatory capital guidelines, the Bank must maintain a total risk-based capital to risk-weighted assets ratio of at least 8.0%, a Tier 1 capital to risk-weighted assets ratio of at least 4.0%, and a Tier 1 capital to average total assets ratio of at least 4.0% (3.0% for banks receiving the highest examination rating) to be considered “adequately capitalized.” See the discussion herein under “The FDIC Improvement Act.” At December 31, 2011, the Bank’s ratio of total risk-based capital to risk-weighted assets was 13.93%, the Bank’s ratio of Tier 1 capital to risk-weighted assets was 12.67% and the Bank’s ratio of Tier 1 capital to average total assets was 9.77%.

BASEL III. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III”. Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by the U.S. banking regulators in developing new regulations applicable to other banks in the United States. For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

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

The Basel III provisions on liquidity include complex criteria establishing: (i) a method to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario; and (ii) a method to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks. We continue to monitor all developments related to Basel III.

FIRREA. The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, includes various provisions that affect or may affect the Bank. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may now be required to indemnify the DIF against losses it incurs with respect to such company’s affiliated banks, which in effect makes a bank holding company’s equity investments in healthy bank subsidiaries available to the FDIC to assist such company’s failing or failed bank subsidiaries.

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

FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well capitalized” if it has a total Risk-Based Capital Ratio of 10.0% or more, a Tier 1 Capital Ratio of 6.0% or more, a Leverage Ratio of 5.0% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be

“adequately capitalized” if it has a total Risk-Based Capital Ratio of 8.0% or more, a Tier 1 Capital Ratio of 4.0% or more and a Leverage Ratio of 4.0% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.0% or more). Under such regulations, a bank is deemed to be “undercapitalized” if it has a total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0% or a Leverage Ratio of less than 4.0%. Under such regulations, a bank is deemed to be “significantly undercapitalized” if it has a Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0% and a Leverage Ratio of less than 3.0%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a Leverage Ratio of less than or equal to 2.0%. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines, the Bank was classified as “well capitalized” as of December 31, 2011.

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

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. As of December 31, 2011, the Bank was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits. Brokered deposits are the subject of a study under the Dodd-Frank Act.

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

PrimeLending

PrimeLending and the Bank are subject to the rules and regulations of the CFPB, FHA, VA, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to borrowers concerning credit terms and settlement costs. PrimeLending and the Bank are also subject to regulation by the Texas Department of Banking with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products. PrimeLending and the Bank will also be subject to the provisions of the Dodd-Frank Act. Among other things, the Dodd-Frank Act established the CFPB and provides mortgage reform provisions regarding a customer’s ability to repay, restrictions on variable-rate lending, loan officers’ compensation, risk retention, and new disclosure requirements. The additional regulatory requirements affecting our mortgage origination operations will result in increased compliance costs and may impact revenue.

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

On August 16, 2010, the Federal Reserve Board published a final rule on loan originator compensation, pursuant to the Dodd-Frank Act, which prohibits certain compensation payments to loan originators and the practice of steering consumers to loans not in their interest when it will result in greater compensation for a loan originator. This final rule was effective on April 1, 2011, however, the Federal Reserve Board noted in the final rule that the CFPB may clarify the rule in the future pursuant to the CFPB’s authority granted under the Dodd-Frank Act. In addition, the Dodd-Frank Act directed the Federal Reserve Board to promulgate regulations requiring lenders and securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards spelled out in the Dodd-Frank Act and its implementing regulations. The risk retention requirement has not become effective to date but is expected to be 5%, subject to increase or decrease by regulation. Final regulations have not yet been issued.

On March 2, 2011, the Federal Reserve Board published a final rule implementing a provision in the Dodd-Frank Act that provides a separate, higher rate threshold for determining when the escrow requirements apply to higher-priced mortgage loans that exceed the maximum principal obligation eligible for purchase by Freddie Mac.

First Southwest

FSC is a broker-dealer registered with the SEC, FINRA, all 50 U.S. states, the District of Columbia and Puerto Rico. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA, the Municipal Securities Rulemaking Board and national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing the industry and for guiding the securities commissions in the states in which a broker-dealer conducts business. FSC is a member of, and is primarily subject to regulation, supervision and regular examination by, FINRA.

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

Net Capital Requirements. The SEC, FINRA and various other regulatory agencies have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other operational charges. At December 31, 2011, FSC was in compliance with applicable net capital requirements.

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

As of December 31, 2011, approximately 40% of our loan portfolio was comprised of loans with real estate as the primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The negative developments in the financial industry and economy as a whole over the past several years have adversely affected real estate market values generally and in our market areas in Texas specifically and may continue to decline. A further decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our profitability and financial condition may be adversely affected by a further decrease in real estate market values.

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

The U.S. and global economies have suffered a dramatic downturn during the past several years, which has negatively impacted many industries, including the financial industry. Although economic conditions have improved, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high.

As a result, commercial as well as consumer loan portfolio performances deteriorated at many financial institutions and have only recently begun to rebound, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages declined, which contributed to a greater degree of loan defaults. Financial institutions were also particularly impacted by the lack of liquidity and loss of confidence in the financial sector. These factors collectively had a negative impact on our business, financial condition and results of operations. While market conditions are improving, there is no clear indication of the magnitude of any improvement, or its sustainability. Concerns about the European Union’s sovereign debt crisis have also caused uncertainty for financial markets globally. Should these market conditions worsen or the U.S. or global economies suffer a future downturn, the credit quality of our loan portfolio and our results of operations and financial condition could be adversely affected.

In response to some of these concerns, and with the intent of preventing future crises, the federal government adopted significant new laws and regulations relating to financial institutions, including, without limitation, the EESA, the ARRA and the Dodd-Frank Act. Numerous other actions have been taken by the Federal Reserve Board, the U.S. Congress, the U.S. Treasury, the FDIC, the SEC and others to address financial stability, and we cannot predict the full effect of these actions or any future regulatory reforms. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new or future legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, price financial products and services and attract and retain experienced personnel, and adversely impact our financial performance.

Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.

We conduct our banking operations primarily in Texas. Substantially all of the real estate loans in our loan portfolio are secured by properties located in Texas, with more than 75% secured by properties located in the Dallas/Fort Worth and Austin/San Antonio markets. Likewise, substantially all of the real estate loans in our loan portfolio are made to borrowers who live and conduct business in Texas. In addition, mortgage origination fee income is dependent to a significant degree on economic conditions in Texas and California. During 2011, approximately 26% and 16% by dollar volume of our mortgage loans originated were collateralized by properties located in Texas and California, respectively. Our businesses are affected by general economic conditions such as inflation, recession, unemployment and many other factors beyond our control. Adverse economic conditions in Texas may result in a reduction in the value of the collateral securing our loans. Any regional or local economic downturn that affects Texas or existing or prospective property or borrowers in Texas may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated.

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

We are a financial holding company engaged in the business of managing, controlling and operating our subsidiaries, including the Bank and the Bank’s subsidiaries, PrimeLending and First Southwest. We conduct no material business or other activity other than activities incidental to holding stock in the Bank. As a result, we rely substantially on the profitability of the Bank and dividends from the Bank to pay our operating expenses, to satisfy our obligations and to pay dividends on our common stock and preferred stock. As with most financial institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates and in economic conditions in general. The Bank has several subsidiaries, including PrimeLending and First Southwest, that also contribute to its profitability and ability to pay dividends to us. However, if the Bank is unable to make cash distributions to us, then we may also be unable to obtain funds from PrimeLending and First Southwest, and we may be unable to satisfy our obligations or make distributions on our common stock and preferred stock.

We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.

We are subject to extensive federal and state regulation and supervision, including that of the Federal Reserve Board, the Texas Department of Banking, the FDIC, the CFPB, the SEC and FINRA. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. Likewise, regulations promulgated by FINRA are primarily intended to protect customers of broker-dealer businesses rather than shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, damages, civil money penalties or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

The U.S. Congress and federal regulatory agencies frequently revise banking and securities laws, regulations and policies. On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly alters the regulation of financial institutions and the financial services industry. The Dodd-Frank Act establishes the CFPB and requires the CFPB and other federal agencies to implement many provisions of the Dodd-Frank Act. We expect that several aspects of the Dodd-Frank Act may affect our business, including, without limitation, increased capital requirements, increased mortgage regulation, restrictions on proprietary trading in securities, restrictions on investments in hedge funds and private equity funds, executive compensation restrictions and disclosure and reporting requirements. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will affect our business. Compliance with these new laws and regulations likely will result in additional costs, which could be significant and may adversely impact our results of operations, financial condition, and liquidity.

During the second quarter of 2010, the Bank received its 2008 CRA Performance Evaluation from the Federal Reserve. Despite “high satisfactory” or “outstanding” ratings on the various components of the CRA rating, the Federal Reserve lowered the Bank’s overall CRA rating from “satisfactory” to “needs to improve” as a result of alleged fair lending issues associated with our mortgage origination segment in prior years. In the fourth quarter of 2011, the Bank received the results of its current CRA Performance Evaluation, which returned the Bank’s CRA rating to “satisfactory.” During such time as the Bank’s CRA rating was “needs to improve,” we could not commence new activities that were “financial in nature” or acquire companies engaged in these activities. In addition, a CRA rating of less than “satisfactory” adversely affected the Bank’s ability to establish new branches.

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

On September 27, 2011, we sold approximately $114.1 million of our Series C Preferred Stock to the Secretary of the Treasury pursuant to the SBLF. The SBLF encourages participant banks to increase their lending to small businesses by offering banks reduced dividend rates on the senior preferred shares they issued to the Secretary of the Treasury if they meet certain thresholds of increased small business lending. If we do not increase our qualified lending to small businesses from our Baseline, we could become subject to higher dividend rates and penalties in the future. Until December 31, 2013, the dividend rate we pay on any outstanding shares of Series C Preferred Stock will fluctuate between one percent (1%) and five percent (5%) per annum on a quarterly basis, based upon changes in the level of qualified small business lending by the Bank against the Baseline. From

January 1, 2014 through March 26, 2016, if we have not sufficiently increased our small business lending we may become subject to a dividend rate as high as seven percent (7%) per annum, and may be required to pay a dividend rate penalty of 0.5% per quarter. Beginning March 27, 2016, the dividend rate on any outstanding shares of Series C Preferred Stock will be fixed at nine percent (9%) per annum. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The future demands for additional lending are unclear and uncertain, and our ability to make qualifying small business loans depends on a number of factors, many of which may be outside of our control. These factors include, among other things, general economic conditions, demand for loans, the effectiveness of our marketing efforts, the ability of borrowers to meet our lending standards, competition from other lenders, the lending policies of our competitors and regulatory restrictions. If we fail to increase our level of qualified small business lending from our Baseline, the resulting increase in the dividend rate on the Series C Preferred Stock could increase our cost of capital and adversely affect our results of operations and financial condition.

Our banking segment is subject to funding risks associated with its high deposit concentration and reliance on brokered deposits.

At December 31, 2011, our fifteen largest depositors, excluding First Southwest, our indirect wholly owned subsidiary, accounted for 20.24% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for 12.38% of our total deposits. Brokered deposits at December 31, 2011 accounted for 10.06% of our total deposits. Loss of one or more of our largest Bank customers, a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, or a loss of a significant amount of our brokered deposits could adversely affect our liquidity. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, or purchase federal funds or borrow funds on a short-term basis at higher rates, which would adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC. See “Business—Government Supervision and Regulation—PlainsCapital Bank.”

We are subject to losses due to fraudulent and negligent acts.

Our business is subject to potential losses resulting from fraudulent activities. Our banking segment is subject to the risk that our customers may engage in fraudulent activities, including fraudulent access to legitimate customer accounts or the use of a false identity to open an account, or the use of forged or counterfeit checks for payment. The banking segment is subject to the risk of higher than expected charge-offs for loans it holds to maturity on its balance sheet if its borrowers supply fraudulent information. Such types of fraud may be difficult to prevent or detect, and we may not be able to recover the losses caused by such activities. Any such losses could have a material adverse effect on our business, financial condition and operating results.

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

As a result, the revenues and operating results of our financial advisory segment may vary significantly from quarter to quarter and from year to year. Unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide financial advisory, underwriting and other services. Disruptions in fixed income and equity markets could lead to a decline in the volume of transactions executed for customers and therefore, to declines in revenues from commissions and clearing services. First Southwest is much smaller and has much less capital than many competitors in the securities industry. During the recent market downturn, First Southwest’s business has been, and could continue to be, adversely affected in many ways. In addition, First Southwest is an operating subsidiary of the Bank, which means that its activities are limited to those that are permissible for the Bank.

Financial markets are susceptible to disruptive events that may lead to little or no liquidity for auction rate bonds.

As of December 31, 2011, the Bank held in its securities portfolio auction rate bonds backed by pools of student loans under the Federal Family Education Loan Program with approximately $107.3 million in face value and an estimated fair market value of $90.7 million. The market for auction rate securities began experiencing disruptions in late 2007 through the failure of auctions for auction rate securities issued by leveraged closed-end funds, municipal governments, state instrumentalities and student loan companies backed by pools of student loans guaranteed by the U.S. Department of Education. These conditions will likely continue until either these securities are restructured or refunded or a liquid secondary market re-emerges for these securities. If the Bank were forced to sell these securities, our results of operations could be adversely affected. The estimated fair value of these auction rate bonds may further decline and require write-downs and losses as additional market information is obtained or in the event the current market conditions continue or worsen, in which case, our results of operations would be adversely affected.

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

Certain executive compensation and corporate governance requirements of the Federal Reserve Board may adversely affect us and our business, including our ability to recruit and retain qualified employees and by requiring reimbursement of disapproved executive compensation.

Our compensation practices are subject to oversight by the federal banking agencies. On June 21, 2010, the Federal Reserve Board issued final guidance on incentive compensation policies that applies to all bank holding companies, such as PlainsCapital. The final guidance sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage excessive risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should:

•	provide employees with incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks;

•	be compatible with effective controls and risk management; and

•	be supported by strong corporate governance.

During the next stage of the final guidance, federal banking agencies will conduct reviews of incentive compensation practices at large, complex banking organizations for employees in certain business lines, such as mortgage originators. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The final guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements, related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. On April 14, 2011, the Federal Reserve Board and various other federal agencies published a notice of proposed rulemaking implementing provisions of the Dodd-Frank Act that would require reporting of incentive-based compensation arrangements by a covered financial institution and prohibit incentive-based compensation arrangements at a covered financial institution that provide excessive compensation or that could expose the institution to inappropriate risks that could lead to material financial loss. The Dodd-Frank Act defines “covered financial institution” to include, among other entities, a depository institution or depository institution holding company that has $1.0 billion or more in assets. There are enhanced requirements for institutions with more than $50.0 billion in assets. The proposed rule states that it is consistent with the June 21, 2010 Incentive Compensation Guidance. The scope and content of the Federal Reserve Board’s policies on executive compensation are continuing to develop, and we expect that these policies will continue to evolve over time.

Our compensation structure will be further affected by the Dodd-Frank Act. The Dodd-Frank Act has impacted and will impact the governance of executive compensation at public companies by implementing proxy disclosure requirements related to executive compensation, “say on pay” shareholder voting requirements, compensation committee independence and procedure requirements, additional proxy disclosures regarding executive compensation in relation to median compensation and in relation to our financial performance (for example, we will be required to show the relationship between compensation paid to executives and our financial performance), and expanded clawback requirements applicable to incentive compensation. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will affect our business. It is also difficult to predict how the numerous executive compensation regulations discussed herein will work together.

On August 16, 2010, the Federal Reserve Board published a final rule on loan originator compensation, pursuant to the Dodd-Frank Act, which prohibits certain compensation payments to loan originators and the practice of steering consumers to loans not in their interest when it will result in greater compensation for a loan originator. This final rule became effective on April 1, 2011, however, the Federal Reserve Board noted in the final rule that the CFPB may clarify the rule in the future. In addition, the Dodd-Frank Act provides that lenders and securitizers retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards spelled out in the Dodd-Frank Act and its implementing regulations. The risk retention requirement has not become effective to date but is expected to be 5%, subject to increase or decrease by regulation. Final regulations have not yet been issued.

In addition, the EESA, as amended by the ARRA, included extensive restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we had an outstanding obligation arising under the TARP Capital Purchase Program, which ended on September 27, 2011. Many of these restrictions were not limited to our senior executives and covered other employees whose contributions to revenue and performance were significant. These provisions could adversely affect our business by requiring us or our employees to reimburse the federal government for any executive compensation paid with respect to the period in which we had an outstanding obligation arising under the TARP Capital Purchase Program that the Special Master finds inconsistent with the purposes of EESA or TARP, or otherwise contrary to the public interest. For more information, see the section entitled “Executive Compensation—Compensation Discussion and Analysis—TARP Capital Purchase Program.”

A decline in the market for advisory services could adversely affect our business and results of operations.

First Southwest has historically earned a significant portion of its revenues from advisory fees paid to it by its clients, in large part upon the successful completion of the client’s transaction. Financial advisory revenues from First Southwest’s public finance group represented the largest component of First Southwest’s net revenues for the year ended December 31, 2011. Unlike other investment banks, First Southwest earns most of its revenues from its advisory fees and, to a lesser extent, from other business activities such as commissions and underwriting. New issuances in the municipal market by cities, counties, school districts, state and other governmental agencies, airports, healthcare institutions, institutions of higher education and other clients that First Southwest’s public finance group serves can be subject to significant fluctuations based on by factors such as changes in interest rates, property tax bases, budget pressures on certain issuers caused by uncertain economic times and other factors. We expect that First Southwest’s reliance on advisory fees will continue for the foreseeable future, and a decline in public finance advisory engagements or the market for advisory services generally would have an adverse effect on our business and results of operations.

Negative publicity regarding us, or financial institutions in general, could damage our reputation and adversely impact our business and results of operations.

Our ability to attract and retain customers and conduct our business could be adversely affected to the extent our reputation is damaged. Reputational risk, or the risk to our business, earnings and capital from negative public opinion regarding our company, or financial institutions in general, is inherent in our business. Adverse perceptions concerning our reputation could lead to difficulties in generating and maintaining accounts as well as in financing them. In particular, negative perceptions concerning our reputation could lead to decreases in the level of deposits that consumer and commercial customers and potential customers choose to maintain with us. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including, lending or foreclosure practices; sales practices; corporate governance and potential conflicts of interest; ethical failures or fraud, including alleged deceptive or unfair lending or pricing practices; regulatory compliance; protection of customer information; cyber-attacks, whether actual, threatened, or perceived; negative news about us or the financial institutions industry generally; and general company performance; or from actions taken by government regulators and community organizations in response to such activities or circumstances. The negative publicity surrounding such activities or circumstances could adversely affect our reputation and brand image. Furthermore, our failure to address, or the perception that we have failed to address, these issues appropriately could impact our ability to keep and attract customers and/or employees and could expose us to litigation and/or regulatory action, which could have an adverse effect on our business and results of operations.

An interruption in, or cybersecurity breach of, our information systems may result in a loss of customer business or subject us to financial liability.

We rely heavily on communications and information systems to conduct our business. Any failure or interruption or breach in security of these systems, including those that could result from planned changes, upgrades and maintenance of these systems, could result in failures or disruptions in our customer relationship management, securities trading, general ledger, deposits, servicing or loan origination systems. If such failures or interruptions occur, we may not be able to adequately address them at all or in a timely fashion. The occurrence of any failures or interruptions could result in a loss of customer business, impose substantial costs and expenses upon us, such as for new internal use software, reimbursements to customers, reissuing debit cards, other remedial measures and applicable insurance deductibles, expose us to civil litigation and possible financial liability and could have a material adverse effect on our public relations, reputation, results of operations and financial condition.

Changes in government monetary policies may have an adverse effect on our earnings.

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The monetary policies of the Federal Reserve Board have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies, and any such changes may have an adverse effect upon our liquidity, capital resources and results of operations. See the section entitled “Business—Government Supervision and Regulation.”

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

Our mortgage origination business is subject to seasonal fluctuations and fluctuations in interest rates, and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.

Our mortgage origination business is subject to several variables that can impact loan origination volume, including seasonal and interest rate fluctuations. We typically experience increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. In addition, an increase in the general level of interest rates may, among other things, adversely affect the demand for mortgage loans and our ability to originate mortgage loans. In particular, if mortgage interest rates increase, the demand for residential mortgage loans and the refinancing of residential mortgage loans will likely decrease, which will have an adverse effect on our mortgage origination activities. Conversely, a decrease in the general level of interest rates, among other things, may lead to increased competition for mortgage loan origination business. As a result of these variables, our results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We are subject to claims and litigation that could have a material adverse effect on our business.

We face significant legal risks in the business segments in which we operate, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remains high. These risks often are difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. Substantial legal liability or significant regulatory action against us or any of our subsidiaries could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects. Further, regulatory inquiries and subpoenas, other requests for information, or testimony in connection with litigation may require incurrence of significant expenses, including fees for legal representation and fees associated with document production. These costs may be incurred even if we are not a target of the inquiry or a party to the litigation. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations. Specifically, we are involved in legal proceedings related to the procurement of guaranteed investment contracts and other investment products for the reinvestment of bond proceeds by municipalities. See “Legal Proceedings.”

We may be subject to environmental liabilities in connection with the foreclosure on real estate assets securing our loan portfolio.

Hazardous or toxic substances or other environmental hazards may be located on the real estate that secures our loans. If we acquire such properties as a result of foreclosure, or otherwise, we could become subject to various environmental liabilities. For example, we could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties. We could also be held liable to a governmental entity or third party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties. In addition, we could be held liable for costs relating to environmental contamination at or from our current or former properties. Although we have policies and procedures that are designed to mitigate against certain environmental risks, we may not detect all environmental hazards associated with these properties. If we ever became subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be harmed. See “Legal Proceedings” for more information.

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

As of March 12, 2012, we had 34,255,757 shares of Original Common Stock issued and outstanding and outstanding options to purchase 576,839 shares of our Original Common Stock. 1,736,279 shares of our Original Common Stock are currently held in escrow, and 14,821 shares underlying outstanding and unexercised stock options could be held in escrow, if exercised prior to the applicable release date, by an escrow agent on behalf of the former stockholders of First Southwest and may be released to such former stockholders upon the satisfaction of the earnout provisions contained in the Merger Agreement between us and First Southwest Holdings, Inc., pursuant to which we acquired First Southwest Holdings, Inc. on December 31, 2008. If we issue additional shares of common stock in the future and such issuance is not made to all then-existing common shareholders proportionate to their interests (as in a stock dividend or stock split), then the issuance will result in dilution to each shareholder by reducing his, her or its percentage ownership of the total outstanding shares of our common stock.

The U.S. Treasury’s investment in our company imposes restrictions and obligations upon us that could adversely affect the rights of our common shareholders.

On September 27, 2011, we sold 114,068 shares of our Series C Preferred Stock, liquidation preference $1,000 per share, for approximately $114.1 million, to the Secretary of the Treasury pursuant to the SBLF. The shares of Series C Preferred Stock are senior to shares of our common stock with respect to dividends and liquidation preference. The terms of the Series C Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis beginning January 1, 2012. The dividend rate, as a percentage of the liquidation amount, fluctuates while the Series C Preferred Stock is outstanding based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank from its average level of QSBL at each of the four quarter ends leading up to June 30, 2010. As long as shares of Series C Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our common stock) during any quarter in which we fail to declare and pay dividends on the Series C Preferred Stock and for the next three quarters following such failure. In addition, under the terms of the Series C Preferred Stock, we may only declare and pay dividends on our common stock (or repurchase shares of our common stock), if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least ninety percent (90%) of Tier 1 capital as of September 27, 2011, excluding any charge-offs and redemptions of the Series C Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning January 1, 2014, based upon the extent by which, if at all, the QSBL at September 30, 2013 has increased over the Baseline.

Our organizational documents, the provisions of Texas law to which we are subject and the U.S. Treasury’s Small Business Lending Fund may delay or prevent a change in control that you may favor.

Our certificate of formation and bylaws contain various provisions that may delay, discourage or prevent an attempted acquisition or change in control. These provisions include a classification of our Board of Directors, which prevents our directors from being removed during their terms other than for cause. Our certificate of formation also provides for noncumulative voting for directors. In addition, we have additional authorized common stock and preferred stock, and our Board of Directors may issue additional shares of our common stock and preferred stock without shareholder approval and upon such terms as our Board of Directors may determine. The issuance of additional shares of common stock and preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in

us. In addition, certain provisions of Texas and federal law, including a provision that restricts certain business combinations between a Texas corporation and certain affiliated shareholders, and certain provisions of our certificate of formation, including a provision prohibiting our shareholders from taking action by written consent without unanimous consent and a provision prohibiting the holders of less than 35% of the voting power represented by all of our shares issued, outstanding and entitled to be voted at a proposed meeting from calling a special meeting of shareholders, may delay, discourage or prevent an attempted acquisition or change in control of us. Furthermore, any change in control of our company is subject to prior regulatory approval under the Bank Holding Company Act or the Change in Bank Control Act. Finally, the preferred stock that we issued to the Secretary of the Treasury pursuant to the SBLF is generally non-voting. Therefore, any potential acquirer may not be able to accomplish a tax-free reorganization if the U.S. Treasury insists on securing non-voting preferred stock in any such reorganization.

Our Board of Directors may issue shares of preferred stock that would adversely affect the rights of our common shareholders.

Our authorized capital stock includes 50 million shares of preferred stock, and we currently have 114,068 shares of Series C Preferred Stock issued and outstanding. Our Board of Directors, in its sole discretion, may designate and issue one or more additional series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our certificate of formation, our Board of Directors is empowered to determine: (i) the designation of, and the number of, shares constituting each series of preferred stock; (ii) the dividend rate for each series; (iii) the terms and conditions of any voting, conversion and exchange rights for each series; (iv) the amounts payable on each series upon redemption or our liquidation, dissolution or winding-up; (v) the provisions of any sinking fund for the redemption or purchase of shares of any series; and (vi) the preferences and the relative rights among the series of preferred stock. Preferred stock could be issued with voting and conversion rights that could adversely affect the voting power of the shares of our common stock. The issuance of preferred stock could also result in a series of securities outstanding that would have preferences over the common stock with respect to dividends and in liquidation.

An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC, SIPC or any other government agency. Accordingly, you should be capable of affording the loss of any investment in our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of December 31, 2011, our banking segment conducted business at 36 locations, including two operations centers. Our principal executive offices are located at 2323 Victory Avenue, Suite 1400, Dallas, Texas, in space leased by the Company. In addition to our principal office, we operate the following banking locations:

	Owned	Leased	Total
Locations in Lubbock market	7	7	14
Locations in Dallas/Fort Worth market	0	14	14
Locations in Austin market	0	5	5
Locations in San Antonio market	0	3	3

Total	7	29	36

We have options to renew leases at most locations.

As of December 31, 2011, our mortgage origination segment conducted business at 270 locations in 37 states. Each of these locations is leased by PrimeLending.

As of December 31, 2011, our financial advisory segment conducted business at 24 locations in 11 states and the District of Columbia. Each of these offices is leased by First Southwest, one of its subsidiaries, or Hester Capital.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no established public trading market or publicly available quotations for our common stock. As of March 12, 2012, there were no shares of our Common Stock outstanding and there were 34,255,757 shares of our Original Common Stock outstanding and held of record by approximately 980 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with each such nominee being considered as one holder). Such outstanding shares of Original Common Stock include 2,379,633 shares that participate in dividends but are not defined as outstanding under generally accepted accounting principles.

Dividends

Subject to the restrictions discussed below, our shareholders are entitled to receive dividends when, as, and if declared by our Board of Directors out of funds legally available for that purpose. In the fourth quarter of 2011, we paid a cash dividend of $0.09 per share of our common stock. For each of the fifteen completed quarters before the fourth quarter of 2011, we paid a cash dividend of $0.05 per share of our common stock. Our Board of Directors exercises discretion with respect to whether we will pay dividends and the amount of such dividend, if any. Factors that affect our ability to pay dividends on our common stock in the future include, without limitation, our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors.

Under the terms of the Series A and Series B Preferred Stock issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program, we were obligated to pay a 5% per annum cumulative dividend on the stated value of the Series A Preferred Stock and a 9% per annum cumulative dividend on the stated value of the Series B Preferred Stock until we redeemed the Series A and Series B Preferred Stock, respectively, on September 27, 2011. During such time as the Series A and Series B Preferred Stock was outstanding, we were prevented from, among other things, increasing the amount of our regular quarterly dividends paid on our common stock without the consent of the U.S. Treasury.

On September 27, 2011, we sold approximately $114.1 million of our Series C Preferred Stock to the Secretary of the Treasury pursuant to the SBLF. The terms of the Series C Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis beginning January 1, 2012. The dividend rate, as a percentage of the liquidation amount, fluctuates while the Series C Preferred Stock is outstanding based upon changes in the level of “qualified small business lending”, or QSBL, by the Bank from its average level of QSBL at each of the four quarter ends leading up to June 30, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” As long as shares of Series C Preferred Stock remain outstanding, we may not pay dividends to our common shareholders (nor may we repurchase or redeem any shares of our common stock) during any quarter in which we fail to declare and pay dividends on the Series C Preferred Stock and for the next three quarters following such failure. In addition, under the terms of the Series C Preferred Stock, we may only declare and pay dividends on our common stock (or repurchase shares of our common stock), if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least ninety percent (90%) of Tier 1 capital as of September 27, 2011, excluding any charge-offs and redemptions of the Series C Preferred Stock, or the “Tier 1 Dividend Threshold”. The Tier 1 Dividend Threshold is subject to reduction, beginning January 1, 2014, based upon the extent by which, if at all, the QSBL at September 30, 2013 has increased over the Baseline.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our stock-based compensation plans is presented in Note 15, Stock-Based Compensation, in the notes to our consolidated financial statements for the years ended December 31, 2011, 2010 and 2009.

Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	647,053	(1)	$10.04	(2)	4,000,000	(3)
Equity compensation plans not approved by security holders	590,149	(4)	—	(5)	248,687	(6)

Total	1,237,202		$10.04	(5)	4,248,687

(1)

Includes 59,310 shares of common stock issuable upon exercise of outstanding stock options that were issued to the former option holders of First Southwest in conjunction with our acquisition of First Southwest.

(2)	The options identified in footnote (1) have a weighted-average exercise price of $7.49 per share.
(3)

Represents shares available for issuance under the 2009 Long-Term Incentive Plan, dated July 16, 2009, as amended on November 10, 2011, which permits the issuance of incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other awards.

(4)	Represents shares that may be issued pursuant to restricted stock units outstanding under the 2010 Long-Term Incentive Plan, dated March 18, 2010 (the “2010 Plan”).
(5)

The shares identified in footnote (4) as underlying restricted stock units are deliverable upon vesting, without payment of additional consideration, and are therefore excluded from the weighted-average exercise price calculation.

(6)

Represents shares available for issuance under the 2010 Plan, which permits the issuance of nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units and other awards until March 18, 2012.

Recent Sales of Unregistered Securities

During the fourth quarter of 2011, we issued 9,028 shares of our Original Common Stock upon the exercise of outstanding stock options at prices ranging from $6.69 to $7.58 per share. These options were awarded pursuant to the exemption from compliance with the registration requirements of the Securities Act provided by Rule 701 promulgated thereunder. The issuance of shares of our Original Common Stock pursuant to the exercise of such options was therefore also exempted from registration under the Securities Act pursuant to Rule 701.

Item 6.	Selected Financial Data.

The following consolidated selected financial data is derived from our audited financial statements as of and for the five years ended December 31, 2011. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report. The operating results and financial condition of First Southwest are included in the tables below as of January 1, 2009 and December 31, 2008, respectively (in thousands, except per share data and weighted average shares outstanding):

	2011	2010	2009	2008	2007
Income Statement Data:
Total interest income	$219,443	$218,425	$202,823	$193,392	$220,895
Total interest expense	36,512	38,725	42,464	66,069	104,805

Net interest income	182,931	179,700	160,359	127,323	116,090
Provision for loan losses	21,757	83,226	66,673	22,818	5,517

Net interest income after provision for loan losses	161,174	96,474	93,686	104,505	110,573
Total noninterest income	477,758	432,183	334,908	119,066	84,281
Total noninterest expense	554,018	480,046	382,191	185,983	150,815

Income from continuing operations before income taxes	84,914	48,611	46,403	37,588	44,039
Federal income tax provision	30,068	15,412	14,855	13,027	14,904

Net income	54,846	33,199	31,548	24,561	29,135
Less: Net income attributable to noncontrolling interest	1,650	790	220	437	543

Net income attributable to PlainsCapital Corporation	53,196	32,409	31,328	24,124	28,592
Dividends on preferred stock and other	7,488	5,569	5,704	—	—

Income applicable to PlainsCapital Corporation common shareholders	45,708	26,840	25,624	24,124	28,592
Less: income applicable to participating securities	1,670	976	953	—	—

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$44,038	$25,864	$24,671	$24,124	$28,592

Per Share Data:
Net income—basic	$1.39	$0.82	$0.79	$0.92	$1.10
Weighted average shares outstanding—basic	31,649,566	31,476,675	31,259,995	26,117,934	26,012,250
Net income—diluted	$1.36	$0.80	$0.77	$0.92	$1.09
Weighted average shares outstanding—diluted	33,492,717	33,547,896	33,352,858	26,256,165	26,195,211
Book value per common share	$12.70	$11.33	$10.66	$9.99	$8.97
Tangible book value per common share	$11.21	$9.76	$9.02	$8.82	$7.54
Dividends per common share	$0.24	$0.20	$0.20	$0.20	$0.19

	2011	2010	2009	2008	2007
Balance Sheet Data(1):
Total assets	$5,700,020	$5,313,405	$4,570,769	$3,951,996	$3,182,863
Loans held for sale	776,372	477,711	432,202	198,866	100,015
Investment securities	839,753	865,080	545,737	385,327	191,175
Loans, net of unearned income	3,351,167	3,138,170	3,071,769	2,965,619	2,597,362
Allowance for loan losses	(67,495)	(65,169)	(52,092)	(40,672)	(26,517)
Goodwill and intangible assets, net	47,265	49,321	51,496	36,568	37,307
Total deposits	4,246,206	3,918,459	3,278,039	2,926,099	2,393,354
Capital lease obligations	12,121	11,693	12,128	8,651	3,994
Notes payable	54,966	63,776	68,550	151,014	40,256
Junior subordinated debentures	67,012	67,012	67,012	67,012	51,548
PlainsCapital Corporation shareholders’ equity	517,031	446,491	422,500	399,815	233,890

Performance Ratios:
Return on average shareholders’ equity	11.27%	7.44%	7.50%	7.61%	12.98%
Return on average assets	0.98%	0.65%	0.71%	0.68%	0.95%
Net interest margin (taxable equivalent)(2)	3.71%	3.95%	4.00%	4.17%	4.27%
Efficiency ratio(3)	83.85%	78.45%	77.17%	75.93%	75.40%

Asset Quality Ratios:
Total nonperforming assets to total loans and other real estate	3.16%	3.61%	2.88%	1.96%	0.92%
Allowance for loan losses to nonperforming loans	89.62%	77.61%	75.47%	86.87%	153.81%
Allowance for loan losses to total loans	2.01%	2.08%	1.70%	1.37%	1.02%
Net charge-offs to average loans outstanding(4)	0.63%	2.34%	1.82%	0.37%	0.16%

Capital Ratios:
Leverage ratio	9.67%	8.96%	9.45%	12.71%	8.06%
Tier 1 risk-based capital ratio	12.54%	12.10%	12.10%	12.83%	8.99%
Total risk-based capital ratio	14.05%	13.78%	13.90%	14.53%	10.67%
Equity to assets ratio	9.07%	8.40%	9.24%	10.12%	7.35%
Dividend payout ratio(5)	17.93%	25.32%	26.40%	22.02%	17.26%
Tangible common equity to tangible assets	6.29%	5.85%	6.25%	7.04%	6.25%

(1)	Includes First Southwest as of December 31, 2008.
(2)	Net interest income divided by average interest-earning assets.
(3)	Noninterest expenses divided by the sum of total noninterest income and net interest income for the year.
(4)	Average loans outstanding exclude loans held for sale.
(5)	Total dividends to common shares paid divided by net income attributable to PlainsCapital Corporation for the year.

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

You should not view this disclosure as a substitute for results determined in accordance with GAAP, and our disclosure is not necessarily comparable to that of other companies that use non-GAAP measures. The following table reconciles these non-GAAP financial measures to the most comparable GAAP financial measures, “book value per common share” and “PlainsCapital Corporation shareholders’ equity to total assets” (in thousands, except per share data):

	As of December 31,
	2011	2010	2009	2008	2007
Book value per common share	$12.70	$11.33	$10.66	$9.99	$8.97
Effect of goodwill and intangible assets per share	$(1.49)	$(1.57)	$(1.64)	$(1.17)	$(1.43)
Tangible book value per common share	$11.21	$9.76	$9.02	$8.82	$7.54
PlainsCapital Corporation shareholders’ equity	$517,031	$446,491	$422,500	$399,815	$233,890
Less: preferred stock	114,068	89,193	88,400	87,631	—
Less: goodwill and intangible assets, net	47,265	49,321	51,496	36,568	37,307

Tangible common equity	355,698	307,977	282,604	275,616	196,583
Total assets	5,700,020	5,313,405	4,570,769	3,951,996	3,182,863
Less: goodwill and intangible assets, net	47,265	49,321	51,496	36,568	37,307

Tangible assets	5,652,755	5,264,084	4,519,273	3,915,428	3,145,556
Equity to assets	9.07%	8.40%	9.24%	10.12%	7.35%
Tangible common equity to tangible assets	6.29%	5.85%	6.25%	7.04%	6.25%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. As of December 31, 2011, on a consolidated basis, we had total assets of approximately $5.7 billion, total deposits of approximately $4.2 billion, total loans, including loans held for sale, of approximately $4.1 billion and shareholders’ equity of approximately $517.0 million. The Bank, one of our wholly owned subsidiaries, provides a broad array of financial products and services, including commercial banking, personal banking, wealth management and treasury management, from offices located throughout central, north and west Texas. In addition to the Bank, we have various subsidiaries with specialized areas of expertise that also offer an array of financial products and services such as mortgage origination and financial advisory services.

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. During 2011, we generated $182.9 million in net interest income, compared with $179.7 million during 2010. Net interest margin is a measure of net interest income as a percentage of average interest-earning assets. Our taxable equivalent net interest margin was 3.71% for the year ended December 31, 2011, as compared to 3.95% for the year ended December 31, 2010.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Net gains from sale of loans and mortgage loan origination fees. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During 2011, we generated $365.8 million in net gains from sale of loans and mortgage loan origination fees, an 18.09% increase over the year ended December 31, 2010. During recent years, PrimeLending added staff and opened mortgage banking offices on an opportunistic basis. This increase in staff led to increased market share and resulted in a higher volume of mortgage originations during 2011. Total dollar volume of mortgage loan originations increased 13.12% in 2011 compared to 2010.

(ii)

Investment advisory fees and commissions and securities brokerage fees and commissions. Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $92.1 million and $101.5 million in investment advisory fees and commissions and securities brokerage fees and commissions during the years ended December 31, 2011 and December 31, 2010, respectively. The public finance market slowed significantly during the first half of 2011, leading to a decline in public finance advisory revenues.

In the aggregate, we generated $477.8 million and $432.2 million in noninterest income during the years ended December 31, 2011 and 2010, respectively. The increase in noninterest income was primarily due to an increase in net gains on the sale of mortgage loans. The contribution of noninterest income to net revenues (net interest income plus noninterest income) was 72.31% during 2011 versus 70.63% during 2010.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses. Employees’ compensation and benefits were 62.84% and 62.35% of total noninterest expense for the years ended December 31, 2011 and 2010, respectively.

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

The following table presents net income by segment for the indicated periods (in thousands):

	Net Income for the Year Ended December 31,
	2011	2010	2009
Banking segment	$34,521	$10,786	$7,638
Mortgage Origination segment	15,261	16,429	18,670
Financial Advisory segment	4,537	5,912	5,172
Intercompany eliminations	527	72	68

	$54,846	$33,199	$31,548

Our reportable segments also serve as reporting units for the purpose of testing our goodwill for impairment. We do not believe that our reporting units are currently at risk of failing the impairment test prescribed in the Goodwill Subtopic of the FASB Accounting Standards Codification (“ASC”).

How We Generate Revenue

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

The mortgage origination segment offers a variety of loan products from offices in 37 states and generates revenue predominantly from fees charged on the origination of loans and from selling these loans in the secondary market.

We generate the remainder of our revenue from our financial advisory services. The majority of revenues in the financial advisory segment are generated from fees and commissions earned from investment advisory and securities brokerage services at First Southwest.

Operating Results

Net income for the year ended December 31, 2011 was $53.2 million, or $1.36 per diluted share, compared with $32.4 million, or $0.80 per diluted share, for the year ended December 31, 2010, and $31.3 million, or $0.77 per diluted share, for the year ended December 31, 2009.

The changes in our earnings during the periods described above are primarily attributable to the factors listed below (in thousands):

	Increase (Decrease) in Net Income
	Year Ended December 31,
	2011 v. 2010	2010 v. 2009
Net interest income	$3,231	$19,341
Provision for loan losses	61,469	(16,553)
Net gains from sale of loans and mortgage loan origination fees	56,032	89,660
Investment advisory and brokerage fees and commissions	(9,414)	6,423
Employees’ compensation and benefits	(48,835)	(58,619)
Other noninterest expenses	(25,137)	(39,236)
All other (including tax effects)	(16,559)	65

	$20,787	$1,081

We consider the ratios shown in the table below to be key indicators of our performance:

	Year Ended December 31,
	2011	2010	2009
Return on average shareholders’ equity	11.27%	7.44%	7.50%
Return on average assets	0.98%	0.65%	0.71%
Net interest margin (taxable equivalent)	3.71%	3.95%	4.00%
Leverage ratio	9.67%	8.96%	9.45%

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

Net Interest Income

The following table summarizes the components of net interest income (in thousands):

	Year Ended December 31,
				Variance
	2011	2010	2009	2011 v. 2010	2010 v. 2009
Interest income
Loans, including fees	$180,209	$183,657	$180,119	$(3,448)	$3,538
Securities: taxable	18,632	17,697	9,461	935	8,236
Securities: tax-exempt	9,750	9,224	7,494	526	1,730
Federal funds sold and securities purchased under agreements to resell	3,119	1,720	90	1,399	1,630
Interest-bearing deposits with banks	945	823	259	122	564
Other	6,788	5,304	5,400	1,484	(96)

Total interest income	219,443	218,425	202,823	1,018	15,602
Interest expense
Deposits	28,172	29,586	32,137	(1,414)	(2,551)
Notes payable and other borrowings	8,340	9,139	10,327	(799)	(1,188)

Total interest expense	36,512	38,725	42,464	(2,213)	(3,739)

Net interest income	$182,931	$179,700	$160,359	$3,231	$19,341

Net interest income increased $3.2 million in 2011 compared with 2010. The increase in net interest income in 2011 was primarily due to reduced interest expense caused by a decrease in market interest rates compared to prevailing market interest rates during 2010. Net interest income increased $19.3 million in 2010 compared with 2009, which was due primarily to volume growth in our loan and investment securities portfolios and, to a lesser extent, reduced interest expenses in the banking segment compared with 2009.

Noninterest Income

Noninterest income was $477.8 million in 2011 compared with $432.2 million in 2010, an increase of $45.6 million. Noninterest income increased by $97.3 million for the year ended December 31, 2010 to $432.2 million compared with $334.9 million in 2009. The increase for both periods was primarily due to increased mortgage loan origination volume, which increased 13.12% in 2011 compared with 2010 and increased 34.36% in 2010 compared with 2009. The increased mortgage loan origination volume, which resulted from our efforts to add staff and open mortgage banking offices at PrimeLending in recent years, led to higher net gains on the sale of mortgage loans in both periods.

Noninterest Expense

The following table summarizes noninterest expense for the periods indicated below (in thousands):

	Year Ended December 31,
				Variance
	2011	2010	2009	2011 v. 2010	2010 v. 2009
Noninterest expense
Employees’ compensation and benefits	$348,121	$299,286	$240,667	$48,835	$58,619
Occupancy and equipment, net	64,682	59,013	50,992	5,669	8,021
Professional services	30,425	29,874	23,783	551	6,091
Deposit insurance premium	4,834	6,304	6,295	(1,470)	9
Repossession and foreclosure, net of recoveries	14,868	9,175	5,716	5,693	3,459
Other	91,088	76,394	54,738	14,694	21,656

Total noninterest expense	$554,018	$480,046	$382,191	$73,972	$97,855

Noninterest expense in 2011 increased $74.0 million compared with the year ended December 31, 2010. Noninterest expense in 2010 increased $97.9 million compared with the year ended December 31, 2009. The largest components of these increases were employees’ compensation and benefits and other expenses.

Employees’ compensation and benefits increased $48.8 million for the year ended December 31, 2011 compared with 2010 and $58.6 million for the year ended December 31, 2010 compared with 2009. The increase for both periods was primarily attributable to increased costs in the mortgage origination segment. In recent years, PrimeLending has added staff on an opportunistic basis. This increased staffing resulted in increased market share that led to an increase in the dollar volume of mortgage loan originations of 13.12% and 34.36% during 2011 and 2010, respectively, compared to the prior year. As a result, the mortgage origination segment incurred higher variable costs for commissions, as well as higher fixed costs for salaries and employee benefits.

Other expenses increased $14.7 million in 2011 compared with 2010. Other expenses increased $21.7 million in 2010 compared with 2009. The increase in both periods was primarily attributable to increased unreimbursed closing costs in the mortgage origination segment resulting from increased mortgage loan originations and additional customers choosing a higher interest rate on their mortgage loans rather than paying origination and other required loan fees at closing.

Occupancy and equipment expenses, net of rental income, increased $5.7 million in 2011 compared with the year ended December 31, 2010. Occupancy and equipment expenses, net of rental income, increased $8.0 million in 2010 compared with the year ended December 31, 2009. The increase for both periods was primarily attributable to the continued opening of additional mortgage banking offices at PrimeLending.

Lines of Business

Banking Segment

The following table summarizes the results for the banking segment for the indicated periods (in thousands):

	Year Ended December 31,
				Variance
	2011	2010	2009	2011 v. 2010	2010 v. 2009
Net interest income	$174,773	$175,506	$157,180	$(733)	$18,326
Provision for loan losses	22,000	82,592	66,673	(60,592)	15,919
Noninterest income	28,448	37,464	22,685	(9,016)	14,779
Noninterest expense	127,591	114,574	101,949	13,017	12,625

Income before taxes	53,630	15,804	11,243	37,826	4,561
Income tax provision	19,109	5,018	3,605	14,091	1,413

Net income	$34,521	$10,786	$7,638	$23,735	$3,148

Net income was $34.5 million for the year ended December 31, 2011, an increase of $23.7 million compared with 2010. The increase was due primarily to the decrease in the provision for loan losses. Net income was $10.8 million for the year ended December 31, 2010, an increase of $3.1 million compared with 2009. The increase was primarily due to the increase in net interest income, partially offset by the increase in the provision for loan losses.

Net interest income decreased $0.7 million in 2011 compared with the year ended December 31, 2010. The decrease was due primarily to decreased interest income on the loan portfolio, resulting from lower yields on the loan portfolio compared with the year ended December 31, 2010. Net interest income increased $18.3 million in 2010 compared with the year ended December 31, 2009. The increase was due primarily to increased interest income on the investment securities and loan portfolios, resulting from volume growth in both portfolios and to a lesser extent, reduced interest expenses compared with the year ended December 31, 2009.

Provision for loan losses decreased by $60.6 million in 2011 compared with the year ended December 31, 2010. The decrease was primarily a result of a decrease in loan charge-offs and lower levels of non-performing loans during 2011 compared with the year ended December 31, 2010. Provision for loan losses increased $15.9 million in 2010 compared with the year ended December 31, 2009. The increase was primarily a result of a significant increase in non-performing loans and loan charge-offs due to challenging economic conditions during 2010.

Noninterest income decreased $9.0 million in 2011 compared with the year ended December 31, 2010. In 2011, the banking segment recorded a credit-related other-than-temporary impairment of $5.3 million on certain auction rate bonds held by the Bank. In addition, intercompany financing charges for the year ended December 31, 2011, have decreased compared with 2010. Noninterest income increased $14.8 million in 2010 compared with the year ended December 31, 2009. The increase was due primarily to an increase in intercompany financing charges.

Noninterest expense increased $13.0 million in 2011 compared with the year December 31, 2010, and $12.6 million in 2010 compared with the year ended December 31, 2009. The increase in both periods was due primarily to increased employees’ compensation and benefits costs and repossession and foreclosure expenses, particularly costs associated with other real estate owned.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands):

	Years Ended December 31,
	2011 v. 2010			2010 v. 2009
	Change Due To(1)			Change Due To(1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans	$(416)	$(5,844)	$(6,260)	$6,111	$(1,782)	$4,329
Investment securities(2)	10,302	(8,901)	1,401	9,115	1,102	10,217
Federal funds sold and securities purchased under agreements to resell	105	455	560	13	139	152
Interest-bearing deposits in other financial institutions	399	(290)	109	541	32	573
Other	(233)	197	(36)	(79)	95	16

Total interest income(2)	10,157	(14,383)	(4,226)	15,701	(414)	15,287
Interest expense
Deposits	3,791	(5,237)	(1,446)	6,922	(9,433)	(2,511)
Notes payable and other borrowings	(1,362)	(1,782)	(3,144)	(948)	(1,075)	(2,023)

Total interest expense	2,429	(7,019)	(4,590)	5,974	(10,508)	(4,534)

Net interest income(2)	$7,728	$(7,364)	$364	$9,727	$10,094	$19,821

(1)	Changes attributable to both volume and yield/rate are included in yield/rate.
(2)	Taxable equivalent.

Taxable equivalent net interest income increased $0.4 million in 2011 compared with 2010. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $14.4 million, primarily due to lower yields on the loan portfolio and the investment securities portfolio. Yields on loans decreased due to significant pay downs on higher-yielding real estate and commercial loans. Yields on investment securities were lower due to a number of factors, including reinvestment of proceeds from sales and principal repayments at lower rates, which reflected declining market rates across the range of alternatives for reinvestment, and higher premium amortization on mortgage-backed securities and collateralized mortgage obligations. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income by $7.0 million, primarily due to a decrease in market interest rates on deposits during 2011 compared with prevailing market rates during 2010. Increases in the volume of interest-earning assets, primarily investment securities, increased taxable equivalent net interest income by $10.1 million, while increases in the volume of interest-bearing liabilities, primarily deposits, reduced taxable equivalent net interest income by $2.4 million.

Taxable equivalent net interest income increased $19.8 million in 2010 compared with 2009. Increases in the volume of interest-earning assets, primarily investment securities and loans, increased taxable equivalent net interest income by $15.7 million. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income by $10.5 million, primarily due to a decrease in market interest rates on deposits compared with prevailing market rates in 2010. Increases in the volume deposits, reduced taxable equivalent net interest income by $6.0 million.

The table below provides additional details regarding the banking segment’s net interest income (dollars in thousands):

	Year Ended December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(1)	$3,316,880	$178,320	5.38%	$3,324,370	$184,580	5.55%	$3,215,367	$180,251	5.61%
Investment securities—taxable	665,744	17,843	2.68%	443,040	17,058	3.85%	227,345	9,228	4.06%
Investment securities—non-taxable(2)	239,679	13,167	5.49%	210,695	12,551	5.96%	203,479	10,164	5.00%
Federal funds sold and securities purchased under agreements to resell	34,333	802	2.34%	23,968	242	1.01%	20,947	90	0.43%
Interest-bearing deposits in other financial institutions	328,382	914	0.28%	219,564	805	0.37%	65,858	232	0.35%
Other	14,065	576	4.10%	22,738	612	2.69%	26,220	596	2.27%

Interest-earning assets, gross	4,599,083	211,622	4.60%	4,244,375	215,848	5.09%	3,759,216	200,561	5.34%
Allowance for loan losses	(66,546)			(52,624)			(35,244)

Interest-earning assets, net	4,532,537			4,191,751			3,723,972
Noninterest-earning assets	489,122			466,634			501,393

Total assets	$5,021,659			$4,658,385			$4,225,365

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,859,116	28,249	0.73%	$3,422,256	29,695	0.87%	$2,816,814	32,206	1.14%
Notes payable and other borrowings	325,644	1,242	0.38%	472,281	4,386	0.93%	554,252	6,409	1.16%

Total interest-bearing liabilities(3)	4,184,760	29,491	0.70%	3,894,537	34,081	0.88%	3,371,066	38,615	1.15%
Noninterest-bearing liabilities
Noninterest-bearing deposits	238,748			192,438			143,374
Other liabilities	46,167			38,161			191,979

Total liabilities	4,469,675			4,125,136			3,706,419
Shareholders’ equity	551,984			533,249			518,946

Total liabilities and shareholders’ equity	$5,021,659			$4,658,385			$4,225,365

Net interest income(2)		$182,131			$181,767			$161,946

Net interest spread(2)			3.90%			4.21%			4.19%
Net interest margin(2)			3.96%			4.28%			4.31%

(1)

Average loans include non-accrual loans. The banking segment would have recognized an additional $3.2 million, $4.4 million and $4.6 million of interest income in 2011, 2010 and 2009, respectively, if non-accrual loans had been current and performing.

(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $4.4 million, $4.1 million and $3.1 million for 2011, 2010 and 2009, respectively.
(3)	Excludes the allocation of interest expense on PlainsCapital Corporation debt totaling $3.0 million, $2.2 million and $1.7 million for 2011, 2010 and 2009, respectively.

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

The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings) is constantly changing due to the banking segment’s needs and market conditions. Overall, average deposits in 2011 were $483.2 million higher than average deposits in 2010. Average noninterest-bearing demand deposits in 2011 increased $46.3 million from 2010 levels and average interest-bearing demand deposits increased $267.1 million compared with 2010. The increases in deposits reflect the increasing amounts of cash held by individuals and businesses in response to an uncertain economic outlook.

Average deposits in 2010 increased $654.5 million compared with 2009. Average noninterest-bearing demand deposits in 2010 increased $49.1 million from 2009 levels and average interest-bearing demand deposits increased $440.5 million compared with 2009.

The table below presents the banking segment’s average balances of deposits and the average rates paid on those deposits for the indicated periods (dollars in thousands):

	Year Ended December 31,
	2011		2010		2009
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Noninterest-bearing demand deposits	$238,748	—	$192,438	—	$143,374	—
Interest-bearing demand deposits	2,149,662	0.26%	1,882,603	0.35%	1,442,072	0.45%
Savings deposits	202,018	0.55%	167,280	0.74%	130,991	1.12%
Certificates of deposit	1,349,133	1.55%	1,246,475	1.71%	1,122,631	2.09%
Foreign branch deposits	158,303	0.34%	125,898	0.45%	121,120	0.66%

	$4,097,864	0.69%	$3,614,694	0.82%	$2,960,188	1.09%

The maturity of interest-bearing time deposits of $100,000 or more as of December 31, 2011 is set forth in the table below (in thousands):

Months to maturity:
3 months or less	$226,361
3 months to 6 months	170,897
6 months to 12 months	158,205
Over 12 months	285,374

$840,837

The banking segment experienced growth of $22.9 million in interest-bearing time deposits of $100,000 or more for the year ended December 31, 2011 compared with 2010. At December 31, 2011, there were $555.5 million in interest-bearing time deposits scheduled to mature within one year. During 2010, interest-bearing time deposits of $100,000 or more increased by $133.0 million compared with 2009.

Mortgage Origination Segment

The following table summarizes the results for the mortgage origination segment for the indicated periods (in thousands):

	Year Ended December 31,
				Variance
	2011	2010	2009	2011 v. 2010	2010 v. 2009
Net interest income (expense)	$(16,260)	$(21,791)	$(7,048)	$5,531	$(14,743)
Provision for loan losses	(23)	634	—	(657)	634
Noninterest income	365,426	309,298	219,107	56,128	90,191
Noninterest expense	325,481	262,801	184,580	62,680	78,221

Income before taxes	23,708	24,072	27,479	(364)	(3,407)
Income tax provision	8,447	7,643	8,809	804	(1,166)

Net income	$15,261	$16,429	$18,670	$(1,168)	$(2,241)

Mortgage loan origination volumes are shown in the following table (in millions):

	Year Ended December 31,
				Variance
	2011	2010	2009	2011 v. 2010	2010 v. 2009
Mortgage loan origination volume	$8,598	$7,601	$5,657	$997	$1,944

In recent years, PrimeLending has expanded into new markets through hiring individual, as well as groups of, mortgage bankers as opportunities arise. As a result of this growth strategy, our mortgage loan origination volume increased in both 2011 and 2010 and PrimeLending has increased its share of the national market for mortgage loan originations. While we expect to continue to grow and increase our market share in 2012, we anticipate our growth will primarily be generated from loans originated by recently hired mortgage bankers rather than through the addition of new mortgage bankers.

The mortgage lending business is subject to seasonality, as we typically experience increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. During 2011, home purchases and refinancings by dollar volume were 66.89% and 33.11%, respectively, of total mortgage loan origination volume. For the year ended December 31, 2010, home purchases and refinancings by dollar volume were 41.87% and 58.13%, respectively, of total mortgage loan origination volume. PrimeLending’s home purchase volume in relation to its total volume is greater than the national market average, as a result of the geographic concentration of its mortgage bankers and its focus on builder and realtor relationships.

Net income was $15.3 million for the year ended December 31, 2011, a decrease of $1.2 million compared with the year ended December 31, 2010. The decrease was due primarily to the increase in noninterest expense, partially offset by an increase in noninterest income. Employees’ compensation and benefits and other expenses accounted for the majority of the increase in noninterest expense. The increase in noninterest income was due to higher volumes of mortgage loan originations that resulted in increased combined income from gain on sale of loans and mortgage origination fees.

Net income was $16.4 million for the year ended December 31, 2010, a decrease of $2.2 million compared with the year ended December 31, 2009. The decrease was due primarily to increases in net interest expense and noninterest expense, partially offset by an increase in noninterest income. Employees’ compensation and benefits and other expenses accounted for the majority of the increase in noninterest expense. The increase in noninterest income was due to higher volumes of mortgage loan originations that resulted in increased combined income from gain on sale of loans and mortgage origination fees.

Net interest expense decreased $5.5 million in 2011 compared with 2010 and increased $14.7 million in 2010 compared with 2009. The changes in net interest expense were primarily due to increases in other interest expense, which related primarily to changes in intercompany financing costs, which were $11.7 million, $17.0 million and $5.1 million in 2011, 2010 and 2009, respectively.

Noninterest income increased $56.1 million, or 18.15% in 2011 compared with 2010, and $90.2 million, or 41.16% in 2010 compared with 2009. Mortgage loan origination volume increased $997 million, or 13.12% between 2011 and 2010, and $1.944 billion, or 34.36%, between 2010 and 2009. Noninterest income increased at a higher rate in both 2011 and 2010 than origination volume primarily as a result of customers choosing a higher interest rate on their loans rather than paying origination and other required loan closing fees. This choice by customers has the effect of increasing total noninterest income, because investors place a higher premium on loans with higher interest rates when other terms of the loan are similar. This choice also has the effect of increasing unreimbursed closing costs.

Employees’ compensation and benefits increased $45.0 million in 2011 compared with 2010, and $48.8 million in 2010 compared with 2009. During both 2011 and 2010, the increases were attributable to increased staffing levels to address growing compliance and information technology needs, additional mortgage origination offices, higher loan origination volumes and higher commission costs due to higher loan origination volumes subject to commissions.

Other expenses increased $15.0 million in 2011 compared with 2010, and $19.0 million in 2010 compared with 2009. The increase for both periods was primarily attributable to increased unreimbursed closing costs and occupancy expenses resulting from PrimeLending’s expansion into new markets.

Financial Advisory Segment

The following table summarizes the results for the financial advisory segment for the indicated periods (in thousands):

	Year Ended December 31,
				Variance
	2011	2010	2009	2011 v. 2010	2010 v. 2009
Net interest income	$12,519	$8,863	$4,996	$3,656	$3,867
Provision for loan losses	(220)	—	—	(220)	—
Noninterest income	96,304	103,075	98,944	(6,771)	4,131
Noninterest expense	101,994	103,275	96,327	(1,281)	6,948

Income before taxes	7,049	8,663	7,613	(1,614)	1,050
Income tax provision	2,512	2,751	2,441	(239)	310

Net income	$4,537	$5,912	$5,172	$(1,375)	$740

Net income was $4.5 million in 2011, a decrease of $1.4 million compared with the year ended December 31, 2010. The decrease was due primarily to decreases in noninterest income, partially offset by an increase in net interest income. Net income was $5.9 million in 2010, an increase of $0.7 million compared with the year ended December 31, 2009. The increase was due primarily to the increase in net revenue, partially offset by the increase in noninterest expense.

Net interest income increased $3.7 million in 2011 compared with the year ended December 31, 2010, and $3.9 million in 2010 compared with the year ended December 31, 2009. The increase for both periods resulted from higher levels of securities lending activity, higher customer margin loan balances and from an increased level of securities used to support sales, underwriting, and other customer activities.

The majority of noninterest income is generated from fees and commissions earned from investment advisory and securities brokerage activities, which decreased $6.8 million in 2011 compared with the year ended December 31, 2010. The decrease was attributable to a significant slowing of activity in the public finance market during the first half of 2011 that resulted in lower public finance advisory revenues. This slowing of activity was industry-wide and resulted from factors such as volatile interest rates, reduced property tax bases and budget pressures on certain tax-exempt issuers caused by uncertainty in the economy. Noninterest income increased $4.1 million in 2010 compared with the year ended December 31, 2009, which was primarily due to increases in fees and commissions earned from investment advisory and securities brokerage activities.

Noninterest expense decreased $1.3 million in 2011 compared with the year ended December 31, 2010. Employees’ compensation and benefits accounted for the majority of the decrease in noninterest expense primarily due to reductions in compensation costs that vary with noninterest income, which declined in 2011 compared with 2010. Noninterest expense increased $6.9 million in 2010 compared with the year ended December 31, 2009. The increase was due primarily to employees’ compensation and benefits, which was $3.8 million higher in in 2010 than in 2009 due to higher noninterest revenue production during 2010.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition for the years ended December 31, 2011, 2010 and 2009.

Securities Portfolio

The securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, our policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. In connection with our acquisition of First Southwest, we purchased a portfolio of auction rate bonds for which an active market does not currently exist.

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

	December 31,
	2011	2010	2009
Trading securities, at fair value	$58,957	$18,931	$24,183
Securities available for sale, at fair value
U.S. government agencies
Bonds	183,850	29,959	—
Mortgage-backed securities	36,270	18,844	28,014
Collateralized mortgage obligations	262,078	507,769	145,361
States and political subdivisions	74,344	34,210	9,612
Auction rate bonds	44,544	22,454	44,554

	601,086	613,236	227,541
Securities held to maturity, at amortized cost
U.S. government agencies
Mortgage-backed securities	6,639	10,369	16,963
Collateralized mortgage obligations	15,974	28,169	50,533
States and political subdivisions	111,924	120,348	120,818
Auction rate bonds	45,173	74,027	105,699

	179,710	232,913	294,013

Total securities portfolio	$839,753	$865,080	$545,737

We had a net unrealized gain of $6.8 million related to the available for sale investment portfolio at December 31, 2011, net of an unrealized loss of $2.0 million related to auction rate securities upon which the credit-related portion of an other-than-temporary impairment (“OTTI”) of $5.3 million has been recognized as a reduction in earnings. We had a net unrealized loss of $1.3 million and $1.1 million at December 31, 2010 and December 31, 2009, respectively.

The market value of securities held to maturity at December 31, 2011 was $9.0 million above book value. At December 31, 2010, market value of held to maturity securities was $4.2 million below book value. The market value of held to maturity securities was $0.9 million above book value at December 31, 2009.

We hold securities issued by Access to Loans for Learning Student Loan Corporation that exceed 10% of our shareholders’ equity. The aggregate carrying value and aggregate estimated market value of the securities at December 31, 2011, was $89.7 million and $90.7 million, respectively.

The following table sets forth the estimated maturities of securities not held for trading. Contractual maturities may be different (dollar amounts in thousands, yields are tax-equivalent):

	December 31, 2011
	One Year Or Less	One Year to Five Years	Five Years to Ten Years	Greater Than Ten Years	Total
U.S. government agencies
Bonds
Amortized cost	$—	$10,000	$30,623	$142,568	$183,191
Fair value	—	10,125	30,735	142,990	183,850
Weighted average yield	0.00%	1.25%	2.85%	2.51%	2.50%

Mortgage-backed securities
Amortized cost	125	10,654	21,202	8,555	40,536
Fair value	137	11,310	22,621	9,382	43,450
Weighted average yield	6.59%	5.33%	4.17%	4.93%	4.65%

Collateralized mortgage obligations
Amortized cost	96,218	167,179	—	13,455	276,852
Fair value	95,584	168,735	—	14,064	278,383
Weighted average yield	0.70%	3.04%	0.00%	4.41%	2.28%

States and political subdivisions
Amortized cost	—	6,146	18,796	156,761	181,703
Fair value	—	6,288	19,673	167,506	193,467
Weighted average yield	0.00%	4.49%	6.51%	7.04%	6.91%

Auction rate bonds
Amortized cost	—	—	—	91,715	91,715
Fair value	—	—	—	90,672	90,672
Weighted average yield	0.00%	0.00%	0.00%	1.45%	1.45%

Total securities portfolio
Amortized cost	$96,343	$193,979	$70,621	$413,054	$773,997
Fair value	95,721	196,458	73,029	424,614	789,822
Weighted average yield	0.70%	3.11%	4.22%	4.11%	3.44%

Loan Portfolio

Consolidated loans held for investment are detailed in the table below (in thousands) and classified by type:

	December 31,
	2011	2010	2009	2008	2007
Commercial and industrial
Commercial	$1,473,564	$1,299,654	$1,264,735	$1,260,609	$1,027,559
Lease financing	32,604	50,216	78,088	101,902	148,780
Securities (including margin loans)	319,895	289,351	152,145	129,638	4,696
Real estate	1,221,726	1,112,402	1,125,134	837,071	676,354
Construction and land development	273,949	343,920	402,876	585,820	704,321
Consumer	29,429	42,627	48,791	50,579	35,652

Loans, gross	3,351,167	3,138,170	3,071,769	2,965,619	2,597,362
Allowance for loan losses	(67,495)	(65,169)	(52,092)	(40,672)	(26,517)

Loans, net	$3,283,672	$3,073,001	$3,019,677	$2,924,947	$2,570,845

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s total loans, net of the allowance for loan losses, were $3.7 billion, $3.3 billion and $3.3 billion as of December 31, 2011, 2010 and 2009, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending and First Southwest that aggregated $0.7 billion, $0.5 billion and $0.4 billion at December 31, 2011, 2010 and 2009, respectively and are eliminated from net loans on our consolidated balance sheet.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At December 31, 2011, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate loan portfolio. The areas of concentration within our real estate portfolio were construction and land development loans and non-construction commercial real estate loans. At December 31, 2011, construction and land development loans were 8% of total loans, while non-construction commercial real estate loans were 27% of total loans. The banking segment’s loan concentrations were within regulatory guidelines as of December 31, 2011.

The following table provides information regarding the maturities of the banking segment’s commercial and real estate loans held for investment, excluding unearned income (in thousands). Non-accrual commercial and real estate loans, included in the table below, were $72.3 million at December 31, 2011:

	December 31, 2011
	Due Within One Year	Due From One To Five Years	Due After Five Years	Total
Commercial and industrial	$1,006,287	$365,196	$100,844	$1,472,327
Real estate (including construction and land development)	304,630	685,650	506,390	1,496,670

Total	$1,310,917	$1,050,846	$607,234	$2,968,997

Fixed rate loans	$1,094,965	$1,015,943	$605,566	$2,716,474
Floating rate loans	215,952	34,903	1,668	252,523

Total	$1,310,917	$1,050,846	$607,234	$2,968,997

In the table above, floating rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. The majority of floating rate loans carry an interest rate tied to The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $775.3 million, $476.4 million and $430.8 million as of December 31, 2011, 2010 and 2009, respectively.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are shown in the following table (in thousands):

	December 31,
	2011	2010	2009
Loans held for sale
Unpaid principal balance	$752,796	$465,342	$419,473
Fair value adjustment	22,515	11,100	11,287

	$775,311	$476,442	$430,760

Pipeline loans
Unpaid principal balance	$687,890	$442,270	$256,285
Fair value adjustment	10,096	274	(512)

	$697,986	$442,544	$255,773

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectibility exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. The financial advisory segment’s total loans, net of the allowance for loan losses, were $317.0 million, $286.7 million and $154.1 million as of December 31, 2011, 2010 and 2009, respectively. The increase for both periods is primarily attributable to increased borrowings in margin accounts held by First Southwest customers and correspondents.

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

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic and is individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in our estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segment adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures; changes in underwriting standards; changes in economic and business conditions and developments that affect the collectibility of the portfolio; the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in lending management and staff; changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; changes in the loan review system; changes in the value of underlying collateral for collateral-dependent loans; and any concentrations of credit and changes in the level of such concentrations.

We design our loan review program to identify and monitor problem loans by maintaining a credit grading process, ensuring that timely and appropriate changes are made to the loans with assigned risk grades and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless the loan is both well secured and in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review on an individual basis all loan relationships over $0.5 million that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve adequate coverage of our various lending markets.

Homogenous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. As of December 31, 2011, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing portfolio as of December 31, 2011, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $19.4 million for the year ended December 31, 2011, $70.1 million for the year ended December 31, 2010 and $55.3 million for the year ended December 31, 2009. The reduction in net charge-offs in 2011 compared with 2010 and 2009 levels reflects reductions in the level of non-performing loans, which had increased significantly during 2010 and 2009 due to weak economic conditions in our primary markets. Our allowance for loan losses totaled $67.5 million, $65.2 million and $52.1 million at December 31, 2011, 2010 and 2009, respectively. The ratio of the allowance for loan losses to total loans held for investment at December 31, 2011, 2010 and 2009 was 2.01%, 2.08% and 1.70%, respectively.

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

The provision for loan losses, primarily in the banking segment, was $21.8 million for the year ended December 31, 2011, a decrease of $61.5 million compared with December 31, 2010. The decrease was primarily a result of a decrease in net charge-offs of $50.7 million in 2011 compared with 2010. The provision for loan losses for the year ended December 31, 2010 was $83.2 million, an increase of $16.5 million compared with December 31, 2009. The increase was primarily a result of a significant increase in non-performing loans and net charge-offs due to weak economic conditions in our primary markets during 2010 and 2009.

The following table presents the activity in our allowance for loan losses for the dates indicated (dollars in thousands). Substantially all of the activity shown below occurred within the banking segment:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Balance at beginning of period	$65,169	$52,092	$40,672	$26,517	$24,722
Provisions charged to operating expenses	21,757	83,226	66,673	22,818	5,517
Recoveries of loans previously charged off
Commercial and industrial	3,887	760	911	1,635	985
Real estate	280	2	94	—	114
Construction and land development	205	917	32	29	100
Consumer	102	121	47	51	231

Total recoveries	4,474	1,800	1,084	1,715	1,430

Loans charged off
Commercial and industrial	9,978	42,874	48,450	10,025	4,176
Real estate	4,817	9,272	2,987	305	143
Construction and land development	8,877	19,511	3,586	1,095	697
Consumer	233	292	1,314	233	136

Total charge-offs	23,905	71,949	56,337	11,658	5,152

Net charge-offs	(19,431)	(70,149)	(55,253)	(9,943)	(3,722)

Allowance for losses on margin loans from FSW acquisition	—	—	—	1,280	—

Balance at end of period	$67,495	$65,169	$52,092	$40,672	$26,517

Net charge-offs to average loans outstanding	0.63%	2.34%	1.82%	0.37%	0.16%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, are presented in the table below (dollars in thousands).

	December 31,
	2011		2010		2009		2008		2007
	Reserve	% of Gross Loans	Reserve	% of Gross Loans	Reserve	% of Gross Loans	Reserve	% of Gross Loans	Reserve	% of Gross Loans
Commercial and industrial	$38,196	54.49%	$41,687	52.23%	$30,974	48.66%	$30,073	50.31%	$9,861	45.44%
Real estate (including construction and land development)	28,971	44.63%	22,959	46.41%	12,357	49.74%	4,928	47.97%	2,348	53.17%
Consumer	328	0.88%	523	1.36%	469	1.60%	377	1.72%	257	1.39%
Unallocated	—		—		8,292		5,294		14,051

Total	$67,495	100.00%	$65,169	100.00%	$52,092	100.00%	$40,672	100.00%	$26,517	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. As of December 31, 2011, we had 7 credit relationships totaling $5.3 million of potential problem loans. At December 31, 2010, we had $43.6 million of potential problem loans. The decrease is attributable to improvement in the overall quality of the loan portfolio primarily due to an improving economy and is reflected in the improvement seen in other indicators of loan portfolio quality. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months.

Non-Performing Assets

The following table presents our components of non-performing assets at the dates indicated (dollars in thousands):

	December 31,
	2011	2010	2009	2008	2007
Loans accounted for on a non-accrual basis
Commercial and industrial	$16,690	$12,259	$38,592	$32,919	$9,953
Lease financing	1,561	6,027	3,835	1,388	1,955
Real estate	31,223	8,035	10,279	5,149	2,773
Construction and land development	25,841	57,622	16,317	6,870	2,534
Consumer	—	28	—	492	25

	$75,315	$83,971	$69,023	$46,818	$17,240

Non-performing loans as a percentage of total loans	1.82%	2.32%	1.97%	1.48%	0.64%

Other Real Estate Owned	$30,254	$23,968	$17,531	$9,637	$6,355

Other repossessed assets	$1,165	$6,365	$2,538	$1,925	$317

Non-performing assets	$106,734	$114,304	$89,092	$58,380	$23,912

Non-performing assets as a percentage of total assets	1.87%	2.15%	1.95%	1.48%	0.78%

Loans past due 90 days or more and still accruing	$—	$466	$150	$3,928	$1,263

Troubled debt restructurings included in accruing loans	$9,388	$28,160	$18,402	$—	$—

At December 31, 2011, total non-performing assets decreased $7.6 million to $106.7 million compared with $114.3 million at December 31, 2010, primarily due to a decrease in non-accrual loans, partially offset by the increase in Other Real Estate Owned. Non-accrual loans were $75.3 million at December 31, 2011 and $84.0 million at December 31, 2010. The decrease in the level of non-accrual loans reflects both charge-offs of non-accrual loans and the transfer of collateral, consisting of unimproved land with a fair value, less cost to sell, of $19.1 million that related to a single loan relationship, to other real estate owned. Of these non-accrual loans, $16.7 million were characterized as commercial and industrial loans as of December 31, 2011, an increase of $4.4 million compared with December 31, 2010. The commercial and industrial loans included five loan relationships in a variety of industries with an aggregate balance of approximately $14.8 million and secured by accounts receivable and inventory.

Non-accrual loans also included $31.2 million characterized as real estate loans at December 31, 2011, including five commercial real estate loan relationships totaling approximately $22.7 million and secured by occupied single family residential property, occupied commercial real estate, occupied industrial property, and a hotel.

Non-accrual loans at December 31, 2011 also included $25.8 million characterized as construction and land development loans. Four loan relationships account for approximately $24.4 million of the non-performing construction and land development loans. Collateral securing the loans includes residential land developments and unimproved land.

At December 31, 2011, troubled debt restructurings totaled $37.1 million, of which $9.4 million were included in accruing loans and $27.7 million were reported in non-accrual loans.

Other Real Estate Owned increased $6.3 million to $30.3 million at December 31, 2011 compared with $24.0 million at December 31, 2010. The increase was primarily due to repossession of collateral consisting of unimproved land with a fair value, less cost to sell, of $19.1 million that related to a single loan relationship during 2011, partially offset by reductions of $13.9 million due to disposals of previously repossessed properties related to more than 30 loan relationships. At December 31, 2011, Other Real Estate Owned included $27.9 million of commercial real estate property consisting of this parcel of unimproved land, single family residences under development and $2.4 million of residential lots at various levels of completion.

Total non-performing assets increased $25.2 million to $114.3 million at December 31, 2010 compared with December 31, 2009, primarily due to an increase in non-accrual construction and land development loans. The construction and land development loans included six loan relationships in a variety of industries with an aggregate balance of approximately $55.0 million. Collateral securing the loans includes commercial land developments, residential land developments and unimproved land.

At December 31, 2010, troubled debt restructurings totaled $80.7 million, of which $28.2 million were included in accruing loans and $52.5 million were reported in non-accrual loans.

Other Real Estate Owned increased $6.5 million to $24.0 million at December 31, 2010 compared with 2009. This included $21.6 million of commercial real estate property consisting of single family residences under development and $2.4 million of residential lots at various stages of completion. The increase in Other Real Estate Owned was due primarily to the economic downturn affecting the housing market.

Additional interest income that would have been recorded if the non-accrual loans had been current and performing during the years ended December 31, 2011, 2010 and 2009 totaled $3.2 million, $4.4 million, and $4.6 million, respectively.

Borrowings

Our borrowings as of December 31, 2011, 2010 and 2009 are shown in the table below (in thousands):

	December 31,
				Variance
	2011	2010	2009	2011 v. 2010	2010 v. 2009
Short-term borrowings	$476,439	$582,134	$488,078	$(105,695)	$94,056
Notes payable	54,966	63,776	68,550	(8,810)	(4,774)
Junior subordinated debentures	67,012	67,012	67,012	—	—
Capital lease obligations	12,121	11,693	12,128	428	(435)

	$610,538	$724,615	$635,768	$(114,077)	$88,847

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB and short-term bank loans. The $105.7 million decrease in short-term borrowings at December 31, 2011 compared with December 31, 2010 was due primarily to decreases in borrowings of $170.1 million under repurchase agreements resulting from increases in deposits. The $94.0 million increase in short-term borrowings at December 31, 2010 compared with December 31, 2009, was due primarily to increased borrowings of $244.3 million under repurchase agreements.

Notes payable is comprised of borrowings under term notes and a revolving line of credit with JPMorgan Chase and nonrecourse notes owed by First Southwest. In July 2011, the loan agreements between PlainsCapital and JPMorgan Chase governing PlainsCapital’s existing line of credit and term notes were amended (“July 2011 Amendments”). The July 2011 Amendments converted PlainsCapital’s $17.7 million revolving line of credit to a term note, extended the maturity of PlainsCapital’s remaining line of credit and term notes expiring July 31, 2011 to July 31, 2012 and, where applicable, decreased the acceptable non-performing asset ratio for the Bank from 4.50% to 4.00%, effective beginning September 30, 2011. As of December 31, 2011, the Bank’s non-performing asset ratio was in compliance with the non-performing asset ratio covenant. As of December 31, 2011, our revolving line of credit with JPMorgan Chase had an outstanding principal balance of $5.0 million and was fully advanced.

Liquidity and Capital Resources

Liquidity refers to the measure of our ability to meet our customers’ short-term and long-term deposit withdrawals and anticipated and unanticipated increases in loan demand without penalizing earnings. Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on our net interest income. We discuss our management of interest rate and other risks in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” herein.

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

On September 27, 2011, we sold approximately $114.1 million of our Series C Preferred Stock to the U.S. Department of the Treasury (the “U.S. Treasury”) pursuant to the Small Business Lending Fund (“SBLF”). The Series C Preferred Stock has an aggregate liquidation preference of approximately $114.1 million and qualifies as Tier 1 Capital for regulatory purposes.

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

Dividend Period		Annualized Dividend Rate
Beginning	Ending
September 27, 2011	September 30, 2011	5.000%
October 1, 2011	December 31, 2011	3.772%
January 1, 2012	March 31, 2012	3.826%(1)
April 1, 2012	June 30, 2012	2.423%(1)
July 1, 2012	December 31, 2013	1.000% to 5.000%(2)
January 1, 2014	March 26, 2016	1.000% to 7.000%(3)
March 27, 2016	Redemption	9%(4)

(1)	Subject to confirmation by the U.S. Treasury.
(2)

Between July 1, 2012 and December 31, 2013, the dividend rate will adjust quarterly in such range based upon the level of percentage change in QSBL between the end of the quarter ending before the most recently completed quarter and the Baseline.

(3)	Between January 1, 2014 and March 26, 2016, the dividend rate will be fixed at a rate in such range based upon the level of percentage change in QSBL between September 30, 2013 and the Baseline.
(4)	Beginning on March 27, 2016, the dividend rate will be fixed at nine percent (9%) per annum.

As a result of our increased small business lending, our rate on the Series C Preferred Stock has dropped to 3.826% as of January 1, 2012, and will drop to 2.423% as of April 1, 2012.

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

On September 27, 2011, we entered into a repurchase letter agreement with the U.S. Treasury, pursuant to which we redeemed, out of the proceeds of the issuance of the Series C Preferred Stock, all 87,631 outstanding shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) and 4,382 outstanding shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred

Stock”), for an aggregate redemption price of approximately $92.6 million. The Series A Preferred Stock and Series B Preferred Stock were issued on December 19, 2008 to the U.S Treasury under the Capital Purchase Program, a part of the Troubled Asset Relief Program.

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

At December 31, 2011, we exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 14.05%, Tier 1 capital to risk weighted assets ratio of 12.54% and a Tier 1 capital to average assets, or leverage, ratio of 9.67%. At December 31, 2011, the Bank was also considered to be “well-capitalized.” We discuss regulatory capital requirements in more detail in Note 16 to our consolidated financial statements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $347.2 million at December 31, 2011, a decrease of $12.1 million from $359.3 million at December 31, 2010. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash used in operations during 2011 was $144.8 million, a decrease in cash flow of $219.4 million compared with 2010. Cash used by operations increased primarily due to an increase in the net cash used in our mortgage origination segment’s operations.

We use cash primarily to originate loans and purchase securities for our investment portfolio. During 2011, our loan portfolio increased by $210.7 million and the amount of cash used by lending activities increased by $95.9 million compared with 2010. On the other hand, our investment securities portfolio decreased by $25.3 million during 2011 compared with 2010. Cash provided in our investment activities included net proceeds from securities transactions in our investment portfolio during 2011, which were $60.0 million compared to net purchases of $323.0 million during 2010. The increase in net proceeds from securities transactions during 2011 resulted from the sales, maturities and principal reductions of both municipal securities and collateralized mortgage obligations. We sold approximately $223.5 million and $191.8 million of available for sale securities during the years ended December 31, 2011 and 2010, respectively.

Cash provided by financing activities during 2011 was $223.1 million, a decrease in cash provided of $510.1 million compared with 2010. The decrease in cash provided was due primarily to a slower net increase in deposits during 2011 compared to the net increase in deposits during 2010. During 2010, cash held by individuals and businesses in bank deposits increased in response to an uncertain economic outlook.

We had deposits of $4.2 billion at December 31, 2011, an increase of $327.7 million from $3.9 billion at December 31, 2010. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Within the deposits portfolio, money market deposits, noninterest-bearing demand deposits and NOW accounts increased by $673.4 million, $72.5 million and $55.6 million, respectively in 2011. This was partially offset by a decrease in brokered time deposits and brokered money market deposits, which decreased $198.9 million and $150.0 million, respectively.

Our 15 largest depositors, excluding our indirect wholly owned subsidiary, First Southwest, accounted for approximately 20.24% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 12.38% of our total deposits at December 31, 2011. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $750.0 million maintained with the Bank. At December 31, 2011, PrimeLending had outstanding borrowings of $705.7 million against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with unrelated commercial banks of up to $140.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At December 31, 2011, FSC had borrowed approximately $81.3 million under these credit arrangements.

The following table presents information regarding our contractual obligations (in thousands) at December 31, 2011. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts:

	Payments Due by Period
	1 year or Less	More than 1 Year but Less than 3 Years	3 Years or More but Less than 5 Years	5 Years or More	Total
Contractual obligations
Short-term borrowings	$476,439	$—	$—	$—	$476,439
Long-term debt obligations	27,530	8,200	6,150	80,098	121,978
Capital lease obligations	1,029	2,143	2,195	11,774	17,141
Operating lease obligations	16,454	25,965	18,802	39,618	100,839

Total	$521,452	$36,308	$27,147	$131,490	$716,397

We continue to explore methods of providing liquidity to our shareholders and, eventually may seek access to the capital markets.

Impact of Inflation and Changing Prices

The Company’s financial statements included herein have been prepared in accordance with GAAP, which presently requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the U.S. government, its agencies and various other governmental regulatory authorities.

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

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and have recorded a liability related to such credit risk in our consolidated financial statements.

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

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to our consolidated financial statements, which are included in this Annual Report. You are encouraged to read in its entirety Note 1 to our consolidated financial statements for additional insight into management’s approach and methodology in estimating the allowance for loan losses. We believe that of our significant accounting policies, the allowance for loan losses and our valuation of certain investments involve a higher degree of judgment and complexity.

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. Loans are charged to the allowance when the loss is confirmed or when a determination is made that a probable loss has occurred on a specific loan. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is appropriate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be appropriate to absorb losses. Management’s judgment regarding the appropriateness of the allowance for loan losses involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the ability to collect certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control. For additional discussion of allowance for loan losses and provisions for loan losses, see the section entitled “Allowance for Loan Losses” earlier in this Item 7.

We hold auction rate bonds for which an active market does not currently exist. Accordingly, we utilize the work of a third-party valuation specialist to estimate the fair value of the auction rate bonds on a quarterly basis. We developed inputs for the valuation using the terms of the auction rate bonds, market interest rates, asset appropriate credit transition matrices and recovery rates, and assumptions regarding the term to maturity of the auction rate bonds. We have incurred OTTI on certain of the auction rate bonds. We determined the amount of the OTTI by evaluating the historical and projected performance of the underlying collateral, the extent of government guarantees related to the collateral, expenses associated with the trust that issued the auction rate bonds, expected cash flows from the auction rate bonds and other factors. For additional discussion of the auction rate bonds, please see Notes 1, 2 and 21 to our consolidated financial statements.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on December 31, 2011 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

As illustrated in the table below, the banking segment is asset sensitive overall. Loans that adjust daily or monthly to the Wall Street Journal Prime rate comprise a large percentage of interest sensitive assets and are the primary cause of the banking segment’s asset sensitivity. To help neutralize interest rate sensitivity, the banking segment has kept the terms of most of its borrowings under one year (dollars in thousands):

	December 31, 2011
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,536,258	$476,521	$383,038	$97,160	$257,878	$3,750,855
Securities	140,164	135,322	85,322	20,070	399,918	780,796
Federal funds sold and securities purchased under agreements to resell	2,542	—	—	—	—	2,542
Other interest sensitive assets	238,453	—	—	—	—	238,453

Total interest sensitive assets	2,917,417	611,843	468,360	117,230	657,796	4,772,646

Interest sensitive liabilities:
Interest bearing checking	$1,509,730	$—	$—	$—	$—	$1,509,730
Savings	171,088	—	—	—	—	171,088
Time deposits	749,095	369,594	62,100	4,485	74,844	1,260,118
Notes payable & other borrowings	347,797	733	2,085	1,119	7,946	359,680

Total interest sensitive liabilities	2,777,710	370,327	64,185	5,604	82,790	3,300,616

Interest sensitivity gap	$139,707	$241,516	$404,175	$111,626	$575,006	$1,472,030

Cumulative interest sensitivity gap	$139,707	$381,223	$785,398	$897,024	$1,472,030

Percentage of cumulative gap to total interest sensitive assets	2.93%	7.99%	16.46%	18.80%	30.84%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on market value of portfolio equity for the banking segment as of December 31, 2011 (dollars in thousands):

	December 31, 2011
	Changes in Net Interest Income		Changes in Market Value of Equity
Change in Interest Rates (basis points)	Amount	Percent	Amount	Percent
+300	$11,240	5.81%	$122,562	22.92%
+200	$3,871	2.00%	$93,436	17.48%
+100	$(1,571)	-0.81%	$52,987	9.91%
-50	$287	0.15%	$(39,108)	-7.31%

The projected changes in net interest income and market value of equity to changes in interest rates at December 31, 2011 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PlainsCapital Corporation

We have audited the accompanying consolidated balance sheets of PlainsCapital Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PlainsCapital Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have examined, in accordance with attestation standards established by the American Institute of Certified Public Accountants, management’s assertion that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

March 16, 2012

PlainsCapital Corporation and Subsidiaries

Consolidated Balance Sheets

December 31,

	2011	2010
	(In thousands)
Assets
Cash and due from banks	$344,647	$332,208
Federal funds sold and securities purchased under agreements to resell	3,347	154,501
Loans held for sale	776,372	477,711
Securities
Trading, at fair market value	58,957	18,931
Available for sale, amortized cost $594,287 and $614,588, respectively	601,086	613,236
Held to maturity, fair market value $188,736 and $228,730, respectively	179,710	232,913

	839,753	865,080
Loans, net of unearned income	3,351,167	3,138,170
Allowance for loan losses	(67,495)	(65,169)

Loans, net	3,283,672	3,073,001
Broker-dealer and clearing organization receivables	111,690	45,768
Fee award receivable	18,002	19,222
Investment in unconsolidated subsidiaries	2,012	2,012
Premises and equipment, net	92,906	80,183
Accrued interest receivable	16,175	16,615
Other real estate owned	30,254	23,968
Goodwill, net	35,880	35,880
Other intangible assets, net	11,385	13,441
Other assets	133,925	173,815

Total assets	$5,700,020	$5,313,405

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$328,858	$256,372
Interest-bearing	3,917,348	3,662,087

Total deposits	4,246,206	3,918,459
Broker-dealer and clearing organization payables	186,483	72,830
Short-term borrowings	476,439	582,134
Capital lease obligations	12,121	11,693
Notes payable	54,966	63,776
Junior subordinated debentures	67,012	67,012
Other liabilities	137,509	150,225

Total liabilities	5,180,736	4,866,129
Commitments and contingencies
Shareholders’ equity
PlainsCapital Corporation shareholders’ equity
Preferred stock, $1.00 par value per share, authorized 50,000,000 shares;
Series A, 0 and 87,631 shares issued	—	84,481
Series B, 0 and 4,382 shares issued	—	4,712
Series C, 114,068 and 0 shares issued	114,068	—
Original Common Stock, $0.001 par value per share, authorized 100,000,000 and 50,000,000 shares, respectively; 31,920,732 and 31,780,828 shares issued, respectively	32	32
Common Stock, $0.001 par value per share, authorized 150,000,000 shares; 0 shares issued	—	—
Surplus	156,123	153,289
Retained earnings	244,291	206,786
Accumulated other comprehensive income (loss)	4,587	(281)

	519,101	449,019
Unearned ESOP shares (190,254 and 232,381 shares, respectively)	(2,070)	(2,528)

Total PlainsCapital Corporation shareholders’ equity	517,031	446,491
Noncontrolling interest	2,253	785

Total shareholders’ equity	519,284	447,276

Total liabilities and shareholders’ equity	$5,700,020	$5,313,405

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31,

(In thousands, except per share amounts)

	2011	2010	2009
Interest income:
Loans, including fees	$180,209	$183,657	$180,119
Securities
Taxable	18,632	17,697	9,461
Tax-exempt	9,750	9,224	7,494
Federal funds sold and securities purchased under agreements to resell	3,119	1,720	90
Interest-bearing deposits with banks	945	823	259
Other	6,788	5,304	5,400

Total interest income	219,443	218,425	202,823

Interest expense
Deposits	28,172	29,586	32,137
Short-term borrowings	1,700	2,156	2,749
Capital lease obligations	548	557	493
Notes payable	3,141	3,473	3,491
Junior subordinated debentures	2,502	2,546	2,960
Other	449	407	634

Total interest expense	36,512	38,725	42,464

Net interest income	182,931	179,700	160,359
Provision for loan losses	21,757	83,226	66,673

Net interest income after provision for loan losses	161,174	96,474	93,686

Noninterest income
Service charges on depositor accounts	8,195	8,403	9,055
Net realized gains on sale of securities	1,519	2,048	316
Other-than-temporary impairment
Total other-than-temporary impairment losses on securities	(7,502)	—	—
Portion of loss recognized in other comprehensive income	2,197	—	—

Net other-than-temporary impairment losses recognized in earnings	(5,305)	—	—
Net gains from sale of loans	293,469	230,029	134,515
Mortgage loan origination fees	72,351	79,759	85,613
Trust fees	4,198	4,314	3,879
Investment advisory fees and commissions	68,633	76,917	73,773
Securities brokerage fees and commissions	23,468	24,598	21,319
Other	11,230	6,115	6,438

Total noninterest income	477,758	432,183	334,908

Noninterest expense
Employees’ compensation and benefits	348,121	299,286	240,667
Occupancy and equipment, net	64,682	59,013	50,992
Professional services	30,425	29,874	23,783
Deposit insurance premiums	4,834	6,304	6,295
Repossession and foreclosure, net of recoveries	14,868	9,175	5,716
Other	91,088	76,394	54,738

Total noninterest expense	554,018	480,046	382,191

Income before income taxes	84,914	48,611	46,403
Income tax provision	30,068	15,412	14,855

Net income	54,846	33,199	31,548
Less: Net income attributable to noncontrolling interest	1,650	790	220

Net income attributable to PlainsCapital Corporation	53,196	32,409	31,328
Dividends on preferred stock and other	7,488	5,569	5,704

Income applicable to PlainsCapital Corporation common shareholders	$45,708	$26,840	$25,624

Earnings per share
Basic	$1.39	$0.82	$0.79

Diluted	$1.36	$0.80	$0.77

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

		PlainsCapital Corporation Shareholders
	Comprehensive Income	Preferred Stock		Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Noncontrolling Interest
		Shares	Amount	Shares	Amount						Total
	(Dollars in thousands)
Year Ended December 31, 2009
Balance, January 1, 2009		92,013	$87,631	31,573,518	$32	$147,445	$167,865	$331	$(3,489)	$1,709	$401,524
Stock option plans’ activity, including compensation expense		—	—	39,555	—	2,326	—	—	—	—	2,326
Adjustment to stock issued in business combination		—	—	(63)	—	(1)	—	—	—	—	(1)
Stock-based compensation expense		—	—	—	—	856	—	—	—	—	856
ESOP activity		—	—	—	—	—	18	—	488	—	506
Dividends on common stock ($0.20 per share)		—	—	—	—	—	(6,764)	—	—	—	(6,764)
Dividends on preferred stock		—	—	—	—	—	(4,935)	—	—	—	(4,935)
Preferred stock discount and accretion		—	769	—	—	—	(769)	—	—	—	—
Cash received from noncontrolling interest		—	—	—	—	—	—	—	—	49	49
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(319)	(319)
Comprehensive income:
Net income	$31,548	—	—	—	—	—	31,328	—	—	220	31,548
Other comprehensive income (loss):
Unrealized losses on securities available for sale, net of tax of $775.9	(1,474)
Unrealized gains on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $441.6	855
Unrealized losses on customer-related cash flow hedges, net of tax of $6.7	(12)

Other comprehensive income	(631)	—	—	—	—	—	—	(631)	—	—	(631)

Total comprehensive income	$30,917

Balance, December 31, 2009		92,013	88,400	31,613,010	32	150,626	186,743	(300)	(3,001)	1,659	424,159
Year Ended December 31, 2010
Stock option plans’ activity, including compensation expense		—	—	92,399	—	603	—	—	—	—	603
Vesting of stock-based compensation		—	—	75,419	—	—	—	—	—	—	—
Stock-based compensation expense		—	—	—	—	1,595	—	—	—	—	1,595
ESOP activity		—	—	—	—	—	—	—	473	—	473
Dividends on common stock ($0.20 per share)		—	—	—	—	—	(6,797)	—	—	—	(6,797)
Dividends on preferred stock		—	—	—	—	—	(4,776)	—	—	—	(4,776)
Preferred stock discount and accretion		—	793	—	—	—	(793)	—	—	—	—
Cash received from noncontrolling interest		—	—	—	—	—	—	—	—	147	147
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(433)	(433)
Redemption of noncontrolling interest		—	—	—	—	465	—	—	—	(1,378)	(913)
Comprehensive income:
Net income	$33,199	—	—	—	—	—	32,409	—	—	790	33,199
Other comprehensive income (loss):
Unrealized losses on securities available for sale, net of tax of $85.4	(156)
Unrealized gains on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $144.1	257
Unrealized losses on customer-related cash flow hedges, net of tax of $44.3	(82)

Other comprehensive loss	19	—	—	—	—	—	—	19	—	—	19

Total comprehensive income	$33,218

Balance, December 31, 2010		92,013	89,193	31,780,828	32	153,289	206,786	(281)	(2,528)	785	447,276

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity—(continued)

		PlainsCapital Corporation Shareholders								Noncontrolling Interest	Total
	Comprehensive Income	Preferred Stock		Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares
		Shares	Amount	Shares	Amount
	(Dollars in thousands)
Year Ended December 31, 2011
Redemption of Series A and Series B preferred stock		(92,013)	(92,013)	—	—	—	—	—	—	—	(92,013)
Sale of Series C preferred stock		114,068	114,068	—	—	—	—	—	—	—	114,068
Stock option plans’ activity, including compensation expense		—	—	54,691	—	382	—	—	—	—	382
Vesting of stock-based compensation		—	—	85,213	—	—	—	—	—	—	—
Stock-based compensation expense		—	—	—	—	2,452	—	—	—	—	2,452
ESOP activity		—	—	—	—	—	(9)	—	458	—	449
Dividends on common stock ($0.24 per share)		—	—	—	—	—	(8,194)	—	—	—	(8,194)
Dividends on preferred stock		—	—	—	—	—	(4,668)	—	—	—	(4,668)
Preferred stock discount and accretion		—	2,820	—	—	—	(2,820)	—	—	—	—
Cash received from noncontrolling interest		—	—	—	—	—	—	—	—	1,000	1,000
Cash distributions to noncontrolling interest		—	—	—	—	—	—	—	—	(1,182)	(1,182)
Comprehensive income:
Net income	$54,846	—	—	—	—	—	53,196	—	—	1,650	54,846
Other comprehensive income (loss):
Unrealized gains on securities, net of tax of $2,783.5	5,167
Unrealized losses on securities held in trust for the Supplemental Executive Retirement Plan, net of tax of $137.2	(254)
Unrealized losses on customer-related cash flow hedges, net of tax of $24.0	(45)

Other comprehensive loss	4,868	—	—	—	—	—	—	4,868	—	—	4,868

Total comprehensive income	$59,714

Balance, December 31, 2011		114,068	$114,068	31,920,732	$32	$156,123	$244,291	$4,587	$(2,070)	$2,253	$519,284

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(In thousands)

	2011	2010	2009
Operating Activities
Net income	$54,846	$33,199	$31,548
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	21,757	83,226	66,673
Net losses on other real estate owned	13,190	5,753	3,776
Depreciation and amortization	28,352	17,700	11,638
Stock-based compensation expense	2,471	1,735	1,070
Net realized losses (gains) on securities	3,786	(2,048)	(316)
Loss on sale of premises and equipment	814	364	33
Stock dividends received on securities	(21)	(59)	(48)
Deferred income taxes	2,014	(18,100)	1,255
Net change in prepaid FDIC assessments	4,271	5,487	(15,086)
Net change in assets segregated for regulatory purposes	—	—	11,500
Net change in trading securities	(40,026)	5,252	(22,622)
Net change in broker-dealer and clearing organization receivables	(65,922)	36,946	(37,383)
Net change in fee award receivable	1,220	1,282	1,040
Net change in broker-dealer and clearing organization payables	113,653	(42,640)	49,069
Net change in other assets	(986)	(12,089)	(1,694)
Net change in other liabilities	(13,167)	19,717	36,579
Net gains from sale of loans	(293,469)	(230,029)	(134,515)
Loans originated for sale	(8,611,267)	(7,615,595)	(5,690,330)
Proceeds from loans sold	8,633,730	7,784,495	5,564,729

Net cash provided by (used in) operating activities	(144,754)	74,596	(123,084)

Investing Activities
Net change in securities purchased under resale agreements	126,569	(127,374)	—
Proceeds from maturities and principal reductions of securities held to maturity	25,188	75,787	30,804
Proceeds from sales, maturities and principal reductions of securities available for sale	627,825	318,377	151,841
Purchases of securities held to maturity	(1,031)	(11,230)	(121,936)
Purchases of securities available for sale	(592,009)	(705,940)	(198,616)
Net change in loans	(260,133)	(164,269)	(182,627)
Purchases of premises and equipment and other assets	(30,375)	(21,009)	(23,475)
Proceeds from sales of premises and equipment and other real estate owned	13,643	17,502	10,599
Net cash received (paid) for Federal Home Loan Bank and Federal Reserve Bank stock	(149)	9,329	(2,139)

Net cash provided by (used in) investing activities	(90,472)	(608,827)	(335,549)

Financing Activities
Net change in deposits	327,747	655,275	369,672
Net change in short-term borrowings	(105,695)	94,056	228,202
Proceeds from notes payable	4,000	3,700	6,350
Payments on notes payable	(12,810)	(8,474)	(88,814)
Payments to redeem preferred stock	(92,013)	—	—
Proceeds from issuance of preferred stock	114,068	—	—
Proceeds from issuance of common stock	363	463	227
Dividends paid	(12,397)	(11,573)	(11,089)
Net cash received from (distributed to) noncontrolling interest	(182)	(286)	(270)
Other, net	(1)	38	151

Net cash provided by (used in) financing activities	223,080	733,199	504,429

Net change in cash and cash equivalents	(12,146)	198,968	45,796
Cash and cash equivalents at beginning of year	359,335	160,367	114,571

Cash and cash equivalents at end of year	$347,189	$359,335	$160,367

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$39,509	$38,437	$42,804

Income taxes	$17,383	$34,526	$17,030

Supplemental Schedule of Noncash Activities
Conversion of loans to other real estate owned	$28,542	$32,209	$26,276

Capital leases	$887	$—	$3,814

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

1. Summary of Significant Accounting and Reporting Policies

Nature of Operations

PlainsCapital Corporation (“PlainsCapital”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Graham-Leach-Bliley Act of 1999, headquartered in Dallas, Texas, that provides, through its subsidiaries, an array of financial products and services. In addition to traditional banking services, PlainsCapital provides residential mortgage lending, investment banking, public finance advisory, wealth and investment management, treasury management, capital equipment leasing, fixed income sales, asset management and correspondent clearing services.

Basis of Presentation

PlainsCapital owns 100% of the outstanding stock of PlainsCapital Bank (the “Bank”) and 100% of the membership interest in PlainsCapital Equity, LLC. PlainsCapital owns a 69.75% membership interest in Hester Capital Management, LLC (“Hester Capital”). The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”), PNB Aero Services, Inc. and PCB-ARC, Inc. The Bank has a 100% membership interest in First Southwest Holdings, LLC (“First Southwest”) and PlainsCapital Securities, LLC, as well as a 51% voting interest in PlainsCapital Insurance Services, LLC.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC, the controlling and sole managing member of PrimeLending Ventures, LLC (“Ventures”). Through a series limited liability company structure, Ventures establishes separate operating divisions with select business partners, such as home builders, real estate brokers and financial institutions, to originate residential mortgage loans.

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

PlainsCapital used a third-party valuation specialist to assist in the determination of the fair value of assets acquired, including intangibles, and liabilities assumed in the acquisition. The purchase price allocation resulted in net assets acquired in excess of consideration paid of approximately $12.8 million. That amount has been recorded in other liabilities until the contingent consideration issue described previously is settled. Upon

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

1. Summary of Significant Accounting and Reporting Policies (continued)

resolution of the contingent consideration issue, the acquisition cost of First Southwest may increase, resulting in a smaller excess of net assets acquired over consideration paid, or in certain circumstances, an excess of consideration paid over net assets acquired that would result in recording goodwill from the transaction. Any remaining excess of net assets acquired over consideration paid will be allocated pro-rata to reduce the carrying value of certain purchased assets.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell (reverse repurchase agreements or reverse repos) are treated as collateralized financings and are carried at the amounts at which the securities will subsequently be resold as specified in the agreements. PlainsCapital is in possession of collateral with a fair value equal to or in excess of the contract amounts.

Loans Held for Sale

Loans held for sale consist primarily of single-family residential mortgages funded through PrimeLending. These loans are generally on the consolidated balance sheet for no more than 30 days. Substantially all mortgage loans originated by PrimeLending are sold in the secondary market, servicing released and, until they are sold, are carried at fair value under the provisions of the Fair Value Option Subsections of the ASC (“Fair Value Option”). Changes in the fair value of the loans held for sale are recognized in earnings and fees and costs associated with origination are recognized as incurred. The specific identification method is used to determine realized gains and losses on sales of loans, which are reported as net gains (losses) in noninterest income. Loans sold are subject to certain indemnification provisions with investors, including the repurchase of loans sold and repayment of certain sales proceeds to investors under certain conditions. The Bank guarantees PrimeLending’s performance with respect to the indemnification provisions included in purchase agreements with certain third parties. At December 31, 2011 and 2010, PrimeLending had an accrued liability of $8.1 million and $9.9 million, respectively, as its best estimate of its obligations under these indemnification provisions. The accrued liability is based upon, among other things, historical loan loss rates and loan repurchases, current trends in loan originations and the geographic location of underlying collateral.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

1. Summary of Significant Accounting and Reporting Policies (continued)

Securities

Management classifies securities at the time of purchase and reassesses such designation at each balance sheet date. Transfers between categories from these reassessments are rare. Securities held for resale to facilitate principal transactions with customers are classified as trading, and are carried at fair value, with changes in fair value reflected in the statement of income. PlainsCapital reports interest income on trading securities as interest income on securities and other changes in fair value as other noninterest income.

Securities to be held for indefinite periods of time but not intended to be held to maturity or on a long-term basis are classified as available for sale. Securities included in this category are those that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes. Securities available for sale are carried at fair value. Unrealized holding gains and losses on securities available for sale, net of taxes, are reported in other comprehensive income until realized. Premiums and discounts are recognized in interest income using the interest method and consider any optionality that may be embedded in the security.

Securities that management has the positive intent and ability to hold until maturity are classified as held to maturity. These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income using the interest method over the period to maturity.

Purchases and sales (and related gain or loss) of securities are recorded on the trade date, based on specific identification. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the other-than-temporary impairment (“OTTI”) is related to credit losses. The amount of the OTTI related to other factors is recognized in other comprehensive income. In estimating OTTI, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the historic and implied volatility of the security, (iv) failure of the issuer to make scheduled interest payments and (v) changes to the rating of the security by a rating agency.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal reduced by unearned income, net unamortized deferred fees and an allowance for loan losses. Unearned income on installment loans and interest on other loans is recognized using the interest method. Net fees received for providing loan commitments and letters of credit that result in loans are deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing. Net fees on commitments and letters of credit that are not expected to be funded are amortized to noninterest income over the commitment period. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment.

Impaired loans include non-accrual loans, troubled debt restructurings and partially charged-off loans. The accrual of interest on impaired loans is discontinued when, in management’s opinion, there is a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments as they become due according to the terms of the loan agreement, which is generally when a loan is 90 days past due unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is charged against income. If the ultimate collectibility of principal, wholly or partially, is in doubt, any payment received on a loan on which the accrual of interest has been suspended is

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

1. Summary of Significant Accounting and Reporting Policies (continued)

applied to reduce principal to the extent necessary to eliminate such doubt. Once the collection of the remaining recorded loan balance is fully expected, interest income is recognized on a cash basis.

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

1. Summary of Significant Accounting and Reporting Policies (continued)

Broker-Dealer and Clearing Organization Transactions

Amounts recorded in broker-dealer and clearing organization receivables and payables include securities lending activities, as well as amounts related to securities transactions for either FSC customers or for the account of FSC. Securities-borrowed and securities-loaned transactions are generally reported as collateralized financings except where letters of credit or other securities are used as collateral. Securities-borrowed transactions require FSC to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, FSC receives collateral in the form of cash or other assets in an amount generally in excess of the market value of securities loaned. FSC monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Interest income and interest expense associated with collateralized financings is included in the accompanying statement of income.

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

Other Real Estate Owned

Real estate acquired through foreclosure is included in other real estate owned and is carried at management’s estimate of fair value less costs to sell. Any excess of recorded investment over fair value less cost to sell is charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation adjustments are charged against earnings. Valuation adjustments, revenue and expenses from operations of the properties and resulting gains or losses on sale are included in repossession and foreclosure expense.

Goodwill

Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is allocated to reporting units and tested for impairment annually, as of October 1, or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Prior to testing goodwill for impairment, PlainsCapital has the option to assess on a qualitative basis whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If PlainsCapital determines, based on its assessment of qualitative factors that it is more likely than not that fair value of a reporting unit is less than its carrying amount, PlainsCapital will proceed to test goodwill for impairment. Impairment, if any, for goodwill is recognized as a permanent charge to noninterest expense. There were no such impairment charges in 2011, 2010 or 2009.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

1. Summary of Significant Accounting and Reporting Policies (continued)

Intangibles and Other Long-Lived Assets

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. PlainsCapital’s intangible assets primarily relate to customer relationships. Intangible assets with definite useful lives are generally amortized on the straight-line method over their estimated lives, although certain intangibles, including customer relationships, are amortized on an accelerated basis. Amortization of intangible assets is recorded in other noninterest expense. Intangible assets with indefinite useful lives are not amortized until their lives are determined to be definite. Intangible assets, premises and equipment, and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. There were no such impairment charges in 2011, 2010 or 2009.

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

Share-Based Compensation

As of December 31, 2011, PlainsCapital and its subsidiaries had two open incentive plans that allow grants of various share-based awards. The plans are described in Note 15. Compensation cost recognized for all share-based payments is based on the grant-date fair value estimated by application of the provisions of the

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

1. Summary of Significant Accounting and Reporting Policies (continued)

Compensation Topic of the ASC. Certain unvested restricted stock grants are subject to ratable vesting over a period of years. Costs associated with such grants are recognized on a straight line basis over the appropriate vesting period.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled approximately $3.1 million, $2.8 million and $1.4 million in 2011, 2010 and 2009, respectively.

Income Taxes

The provision for income tax includes taxes currently payable and deferred taxes arising from the difference in basis of assets and liabilities for financial statement and tax purposes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Current and deferred tax estimates are adjusted to the corporate federal and state income tax returns when the returns are filed in the third quarter of the subsequent year. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the income tax provision. PlainsCapital files a consolidated federal income tax return. Interest and penalties incurred related to tax matters are charged to other interest expense or other noninterest expense, respectively.

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

Earnings per Common Share

PlainsCapital uses the two-class method prescribed by the Earnings Per Share Topic of the ASC to compute earnings per common share. The ASC provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per common share pursuant to the two-class method. Accordingly PlainsCapital includes both shares of unvested restricted stock outstanding and shares of PlainsCapital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition in participating securities for the purposes of computing earnings per common share.

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

1. Summary of Significant Accounting and Reporting Policies (continued)

Comprehensive Income (Loss)

PlainsCapital’s comprehensive income (loss) consists of its net income and unrealized holding gains (losses) on its securities, including securities for which the credit portion of an OTTI has been recognized in earnings, investments held in trust for the Supplemental Executive Retirement Plan and derivative instruments designated as cash flow hedges.

The components of accumulated other comprehensive income (loss) (“AOCI”) at December 31, 2011, 2010 and 2009 are shown in the following table (in thousands, net of taxes):

	2011	2010	2009
Unrealized gain (loss) on securities available for sale	$5,718	$(877)	$(721)
Unrealized loss on securities for which the credit portion of an OTTI has been recognized in earnings	(1,428)	—	—
Unrealized gain on securities held in trust for the Supplemental Executive Retirement Plan	297	551	294
Unrealized gain on customer-related cash flow hedges	—	45	127

	$4,587	$(281)	$(300)

Other

Certain items in the 2010 and 2009 financial statements have been reclassified to conform to the 2011 presentation. PlainsCapital has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Annual Report on Form 10-K were filed.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

2. Securities

The amortized cost and fair value of securities, excluding trading securities, as of December 31, 2011 and 2010 are summarized as follows (in thousands):

	Available for Sale
		Recognized in AOCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI	Fair Value
As of December 31, 2011
U. S. government agencies
Bonds	$183,191	$659	$—	$—	$183,850
Mortgage-backed securities	33,897	2,456	(83)	—	36,270
Collateralized mortgage obligations	260,878	2,284	(1,084)	—	262,078
States and political subdivisions	69,779	4,613	(48)	—	74,344
Auction rate bonds	46,542	—	—	(1,998)	44,544

Totals	$594,287	$10,012	$(1,215)	$(1,998)	$601,086

As of December 31, 2010
U. S. government agencies
Bonds	$30,000	$5	$(46)	$—	$29,959
Mortgage-backed securities	18,907	410	(473)	—	18,844
Collateralized mortgage obligations	507,536	2,364	(2,131)	—	507,769
States and political subdivisions	35,209	43	(1,042)	—	34,210
Auction rate bonds	22,936	—	(482)	—	22,454

Totals	$614,588	$2,822	$(4,174)	$—	$613,236

	Held to Maturity
	Amortized Cost	OTTI Unrealized Loss Recognized in AOCI	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2011
U. S. government agencies
Mortgage-backed securities	$6,639	$—	$6,639	$547	$(6)	$7,180
Collateralized mortgage obligations	15,974	—	15,974	419	(88)	16,305
States and political subdivisions	111,924	—	111,924	7,209	(10)	119,123
Auction rate bonds	45,372	(199)	45,173	955	—	46,128

Totals	$179,909	$(199)	$179,710	$9,130	$(104)	$188,736

As of December 31, 2010
U. S. government agencies
Mortgage-backed securities	$10,369	$—	$10,369	$677	$(8)	$11,038
Collateralized mortgage obligations	28,169	—	28,169	615	(101)	28,683
States and political subdivisions	120,348	—	120,348	1,758	(2,497)	119,609
Auction rate bonds	74,027	—	74,027	644	(5,271)	69,400

Totals	$232,913	$—	$232,913	$3,694	$(7,877)	$228,730

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

2. Securities (continued)

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

During the third quarter of 2011, these transferred securities, as well as the other auction rate bonds held by the Bank, were placed on Negative Watch by one of the rating agencies. After further analysis, the Bank determined that all of the auction rate bonds whose fair value was less than amortized cost had incurred other-than-temporary impairment. In order to determine the amount of the OTTI, the Bank evaluated the historical and projected performance of the underlying student loan collateral, the extent of the government guarantee, expenses associated with the trust that issued the securities, the expected cash flows from the transferred securities and other factors. As a result of this evaluation, the Bank determined that it incurred OTTI of approximately $7.5 million on auction rate bonds for the year ended December 31, 2011. The credit-related portion of the OTTI, calculated as the difference between the securities’ amortized cost basis and the present value of the securities’ expected future cash flows, was approximately $5.3 million and was recorded in operating results during 2011. The remaining $2.2 million of the OTTI has been recognized in other comprehensive income.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

2. Securities (continued)

Information regarding securities held by the Bank, including those for which the credit-related portion of an OTTI has been recorded in earnings, that were in an unrealized loss position, as of December 31, 2011 and December 31, 2010 is shown in the following tables (dollars in thousands):

	As of December 31, 2011			As of December 31, 2010
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale
U. S. government agencies
Bonds
Unrealized loss for less than twelve months	—	$—	$—	2	$19,954	$46
Unrealized loss for more than twelve months	—	—	—	—	—	—

	—	—	—	2	19,954	46
Mortgage-backed securities
Unrealized loss for less than twelve months	—	—	—	3	7,670	473
Unrealized loss for more than twelve months	1	4,404	83	—	—	—

	1	4,404	83	3	7,670	473
Collateralized mortgage obligations
Unrealized loss for less than twelve months	15	106,887	1,083	17	232,135	2,131
Unrealized loss for more than twelve months	1	552	1	—	—	—

	16	107,439	1,084	17	232,135	2,131
States and political subdivisions
Unrealized loss for less than twelve months	3	635	13	17	20,126	1,042
Unrealized loss for more than twelve months	4	4,380	35	—	—	—

	7	5,015	48	17	20,126	1,042
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for more than twelve months	3	44,544	1,998	1	22,454	482

	3	44,544	1,998	1	22,454	482
Total available for sale
Unrealized loss for less than twelve months	18	107,522	1,096	39	279,885	3,692
Unrealized loss for more than twelve months	9	53,880	2,117	1	22,454	482

	27	$161,402	$3,213	40	$302,339	$4,174

Held to maturity
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	1	$491	$6	1	$1,577	$1
Unrealized loss for more than twelve months	—	—	—	1	495	7

	1	491	6	2	2,072	8
Collateralized mortgage obligations
Unrealized loss for less than twelve months	1	5,337	88	1	6,641	101
Unrealized loss for more than twelve months	—	—	—	—	—	—

	1	5,337	88	1	6,641	101
States and political subdivisions
Unrealized loss for less than twelve months	—	—	—	95	50,518	1,996
Unrealized loss for more than twelve months	6	2,498	10	15	5,420	501

	6	2,498	10	110	55,938	2,497
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—	2	10,239	227
Unrealized loss for more than twelve months	2	10,081	199	2	23,474	5,044

	2	10,081	199	4	33,713	5,271
Total held to maturity
Unrealized loss for less than twelve months	2	5,828	94	99	68,975	2,325
Unrealized loss for more than twelve months	8	12,579	209	18	29,389	5,552

	10	$18,407	$303	117	$98,364	$7,877

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

2. Securities (continued)

As noted above, the Bank has incurred OTTI on securities classified both as held to maturity and available for sale. Subject to the discussion of OTTI above, management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Bank expects to receive full value for the securities. As of December 31, 2011, management does not intend to sell any of the securities classified as available for sale in the previous table and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. As of December 31, 2011 and 2010, the securities included in the previous table represented 22.77% and 47.59%, respectively, of the fair value of the Bank’s securities portfolio. At December 31, 2011 and 2010, total impairment represented 1.96% and 3.01%, respectively, of the fair value of the underlying securities, and 0.45% and 1.43%, respectively, of the fair value of the Bank’s securities portfolio. Management believes the other impairments detailed in the table are temporary and relate primarily to changes in interest rates and liquidity as of December 31, 2011.

The following table provides details regarding the amounts of credit-related OTTI recognized in earnings (in thousands):

December 31, 2011
Balance at beginning of period	$—
Additions for credit-related OTTI not previously recognized	5,305

Balance at end of period	$5,305

The amortized cost and fair value of securities, excluding trading securities, as of December 31, 2011, are shown by contractual maturity below (in thousands).

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due in one year or less	$915	$925	$1,822	$1,842
Due after one year through five years	12,986	13,187	3,406	3,521
Due after five years through ten years	31,290	31,417	15,522	16,307
Due after ten years	254,321	257,209	136,347	143,581

	299,512	302,738	157,097	165,251

Mortgage-backed securities	33,897	36,270	6,639	7,180
Collateralized mortgage obligations	260,878	262,078	15,974	16,305

	$594,287	$601,086	$179,710	$188,736

For the years ended December 31, 2011, 2010, and 2009, the Bank received proceeds from the sale of available for sale securities of $223.5 million, $191.8 million, and $45.9 million, respectively, and realized gross gains of $1.5 million, $2.0 million, and $0.3 million, respectively. The Bank determines the cost of securities sold by specific identification.

FSC realized net gains from its trading securities portfolio of $4.0 million, $1.7 million and $1.0 million for the years ended December 31, 2011, 2010 and 2011, respectively. The net gains are recorded as a component of other noninterest income.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

2. Securities (continued)

Securities with a carrying amount of approximately $685.9 million and $624.4 million at December 31, 2011 and 2010, respectively (with a fair value of approximately $701.8 million and $623.6 million, respectively), were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. In addition, the Bank had secured a letter of credit from the Federal Home Loan Bank (“FHLB”) in the amount of $60.0 million at December 31, 2010 in lieu of pledging securities to secure certain public deposits.

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

3. Loans and Allowance for Loan Losses

Loans summarized by category as of December 31, 2011 and 2010, are as follows (in thousands):

	2011	2010
Commercial and industrial
Commercial	$1,473,564	$1,299,654
Lease financing	32,604	50,216
Securities (primarily margin loans)	319,895	289,351
Real estate	1,221,726	1,112,402
Construction and land development	273,949	343,920
Consumer	29,429	42,627

	3,351,167	3,138,170
Allowance for loan losses	(67,495)	(65,169)

	$3,283,672	$3,073,001

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

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”) and partially charged-off loans. Impaired loans as of December 31, 2011 and 2010 are summarized by class in the following tables (in thousands):

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2011
Commercial and industrial
Secured by receivables	$13,991	$11,037	$1,869	$12,906	$392	$14,275
Secured by equipment	263	263	—	263	—	569
Unsecured	6,753	192	2,561	2,753	837	1,431
Lease financing	1,561	1,561	—	1,561	—	3,795
All other commercial and industrial	2,848	1,963	885	2,848	—	5,384
Real estate
Secured by commercial properties	32,888	16,547	12,035	28,582	2,664	22,570
Secured by residential properties	10,812	9,519	—	9,519	—	9,720
Construction and land development
Residential construction loans	1,662	1,662	—	1,662	—	1,747
Commercial construction loans and land development	28,547	6,690	17,920	24,610	4,894	41,064
Consumer	—	—	—	—	—	18

	$99,325	$49,434	$35,270	$84,704	$8,787	$100,573

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

3. Loans and Allowance for Loan Losses (continued)

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2010
Commercial and industrial
Secured by receivables	$24,036	$11,301	$4,343	$15,644	$2,089	$29,670
Secured by equipment	3,290	638	237	875	57	2,783
Unsecured	4,148	109	—	109	—	227
Lease financing	6,028	6,028	—	6,028	—	5,607
All other commercial and industrial	7,920	4,811	3,109	7,920	2,507	13,989
Real estate
Secured by commercial properties	19,039	16,427	130	16,557	1	8,417
Secured by residential properties	10,420	6,840	3,080	9,920	417	9,472
Construction and land development
Residential construction loans	1,831	1,831	—	1,831	—	1,094
Commercial construction loans and land development	70,801	36,430	21,087	57,517	3,724	33,728
Consumer	35	35	—	35	—	1

	$147,548	$84,450	$31,986	$116,436	$8,795	$104,988

Interest income recorded on accruing impaired loans was approximately $ 0.5 million and $1.9 million for the years ended December 31, 2011 and 2010, respectively. Interest income recorded on non-accrual loans in 2011, 2010 and 2009 was nominal. At December 31, 2011, PlainsCapital had no unadvanced commitments to borrowers whose loans have been restructured in troubled debt restructurings.

Non-accrual loans as of December 31, 2011 and 2010 are summarized by class in the following table (in thousands)

	2011	2010
Commercial and industrial
Secured by receivables	$12,707	$7,580
Secured by equipment	263	875
Unsecured	2,720	64
Lease financing	1,561	6,028
All other commercial and industrial	1,000	3,740
Real estate
Secured by commercial properties	26,611	4,426
Secured by residential properties	4,612	3,609
Construction and land development
Residential construction loans	1,465	199
Commercial construction loans and land development	24,376	57,423
Consumer	—	27

	$75,315	$83,971

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

3. Loans and Allowance for Loan Losses (continued)

The average aggregate balance of non-accrual loans in 2009 was approximately $55.4 million.

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

For the year ended December 31, 2011, information regarding TDRs granted is shown in the following table (in thousands):

	Recorded Investment in Loans Modified by
	A/B Note	Interest Rate Adjustment	Payment Term Extension	Total Modifications
Year Ended December 31, 2011
Commercial and industrial
Secured by receivables	$—	$—	$—	$—
Secured by equipment	—	—	—	—
Unsecured	—	—	2,561	2,561
Lease financing	—	—	—	—
All other commercial and industrial	241	—	1,606	1,847
Real estate	—	—	—	—
Secured by commercial properties	—	—	—	—
Secured by residential properties	200	645	775	1,620
Construction and land development	—	—	—	—
Residential construction loans	—	—	—	—
Commercial construction loans and land development	234	—	—	234
Consumer	—	—	—	—

	$675	$645	$4,942	$6,262

The reduction in interest income over the remaining contractual life of TDRs granted during the year ended December 31, 2011, was not significant. None of the TDR’s granted during the twelve months preceding December 31, 2011 had a payment that was at least 30 days past due in the year ended December 31, 2011.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

3. Loans and Allowance for Loan Losses (continued)

An analysis of the aging of PlainsCapital’s loan portfolio as of December 31, 2011 and 2010 is shown in the following table (in thousands):

	Loans Past Due 30-89 Days	Loans Past Due 90 Days or More	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans Past Due 90 Days or More
As of December 31, 2011
Commercial and industrial
Secured by receivables	$2,168	$7,961	$10,129	$685,075	$695,204	$—
Secured by equipment	1,151	218	1,369	133,290	134,659	—
Unsecured	34	8	42	113,481	113,523	—
Lease financing	2,965	1,561	4,526	28,078	32,604	—
All other commercial and industrial	5,119	968	6,087	843,986	850,073	—
Real estate
Secured by commercial properties	531	19,105	19,636	921,613	941,249	—
Secured by residential properties	3,604	3,924	7,528	272,949	280,477	—
Construction and land development
Residential construction loans	1,745	—	1,745	46,810	48,555	—
Commercial construction loans and land development	43	24,164	24,207	201,187	225,394	—
Consumer	79	—	79	29,350	29,429	—

	$17,439	$57,909	$75,348	$3,275,819	$3,351,167	$—

	Loans Past Due 30-89 Days	Loans Past Due 90 Days or More	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans Past Due 90 Days or More
As of December 31, 2010
Commercial and industrial
Secured by receivables	$3,630	$3,655	$7,285	$648,856	$656,141	$—
Secured by equipment	1,092	287	1,379	121,011	122,390	—
Unsecured	15	—	15	92,812	92,827	—
Lease financing	2,204	5,343	7,547	42,669	50,216	71
All other commercial and industrial	265	2,778	3,043	714,604	717,647	—
Real estate
Secured by commercial properties	5,834	1,768	7,602	862,521	870,123	395
Secured by residential properties	4,017	1,286	5,303	236,976	242,279	—
Construction and land development
Residential construction loans	23	—	23	55,414	55,437	—
Commercial construction loans and land development	8,492	21,433	29,925	258,558	288,483	—
Consumer	149	—	149	42,478	42,627	—

	$25,721	$36,550	$62,271	$3,075,899	$3,138,170	$466

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

3. Loans and Allowance for Loan Losses (continued)

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, (iv) net charge-offs, and (v) general economic conditions in the state and local markets.

PlainsCapital utilizes a risk grading matrix to assign a risk grade to each of the loans in its portfolio. A risk rating is assigned based on an assessment of the borrower’s management, collateral position, financial capacity, and economic factors. The general characteristics of the various risk grades are described below.

Pass—“Pass” loans present a range of acceptable risks to the Bank. Loans that would be considered virtually risk-free are rated Pass—low risk. Loans that exhibit sound standards based on the grading factors above and present a reasonable risk to the Bank are rated Pass – normal risk. Loans that exhibit a minor weakness in one or more of the grading criteria but still present an acceptable risk to the Bank are rated Pass—high risk.

Special Mention—A “Special Mention” asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the asset and weaken the Bank’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to require adverse classification.

Substandard—“Substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Many substandard loans are considered impaired.

The following tables present the internal risk grades of loans, as previously described, in the portfolio as of December 31, 2011 and 2010 by class (in thousands):

	Pass	Special Mention	Substandard	Total
As of December 31, 2011
Commercial and industrial
Secured by receivables	$661,269	$1,501	$32,434	$695,204
Secured by equipment	132,344	—	2,315	134,659
Unsecured	110,287	—	3,236	113,523
Lease financing	28,530	—	4,074	32,604
All other commercial and industrial	826,138	241	23,694	850,073
Real estate
Secured by commercial properties	908,267	272	32,710	941,249
Secured by residential properties	271,533	544	8,400	280,477
Construction and land development
Residential construction loans	47,090	—	1,465	48,555
Commercial construction loans and land development	194,664	2,736	27,994	225,394
Consumer	29,429	—	—	29,429

	$3,209,551	$5,294	$136,322	$3,351,167

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

3. Loans and Allowance for Loan Losses (continued)

	Pass	Special Mention	Substandard	Total
As of December 31, 2010
Commercial and industrial
Secured by receivables	$628,464	$11,636	$16,041	$656,141
Secured by equipment	119,948	321	2,121	122,390
Unsecured	91,654	—	1,173	92,827
Lease financing	42,285	—	7,931	50,216
All other commercial and industrial	697,938	16,223	3,486	717,647
Real estate
Secured by commercial properties	834,940	13,078	22,105	870,123
Secured by residential properties	229,503	897	11,879	242,279
Construction and land development
Residential construction loans	55,029	209	199	55,437
Commercial construction loans and land development	222,046	1,205	65,232	288,483
Consumer	42,536	40	51	42,627

	$2,964,343	$43,609	$130,218	$3,138,170

Net investment in lease financing at December 31, 2011 and 2010 is shown in the following table (in thousands).

	2011	2010
Future minimum lease payments	$33,565	$53,178
Unguaranteed residual value	136	139
Guaranteed residual value	2,333	2,096
Initial direct costs, net of amortization	79	166
Unearned income	(3,509)	(5,363)

	$32,604	$50,216

PlainsCapital expects to receive future minimum lease payments as follows (in thousands).

2012	$15,782
2013	9,864
2014	4,043
2015	2,219
2016	1,451
Thereafter	206

$33,565

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

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic and is individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in our estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segment adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures; changes in underwriting standards; changes in economic and business conditions and developments that affect the collectibility of the portfolio; the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in lending management and staff; changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; changes in the loan review system; changes in the value of underlying collateral for collateral-dependent loans; and any concentrations of credit and changes in the level of such concentrations.

We design our loan review program to identify and monitor problem loans by maintaining a credit grading process, ensuring that timely and appropriate changes are made to the loans with assigned risk grades and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless the loan is both well secured and in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review on an individual basis all loan relationships over $0.5 million that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve adequate coverage of our various lending markets.

Homogenous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. As of December 31, 2011, we had no material delinquencies in these types of loans.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

3. Loans and Allowance for Loan Losses (continued)

The allowance is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance.

Changes in the allowance for loan losses, distributed by portfolio segment, were as follows (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
Year Ended December 31, 2011
Balance at beginning of period	$41,687	$11,732	$11,227	$523	$65,169
Provision charged to operations	2,600	8,508	10,713	(64)	21,757
Loans charged off	(9,978)	(4,817)	(8,877)	(233)	(23,905)
Recoveries on charged off loans	3,887	280	205	102	4,474

Balance at end of period	$38,196	$15,703	$13,268	$328	$67,495

Changes in the allowance for loan losses for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Balance at beginning of period	$52,092	$40,672
Provision charged to operations	83,226	66,673
Loans charged off	(71,949)	(56,337)
Recoveries on charged off loans	1,800	1,084

Balance at end of period	$65,169	$52,092

As of December 31, 2011 and 2010, the loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total

As of December 31, 2011
Loans individually evaluated for impairment	$20,331	$38,101	$26,272	$—	$84,704
Loans collectively evaluated for impairment	1,805,732	1,183,625	247,677	29,429	3,266,463

	$1,826,063	$1,221,726	$273,949	$29,429	$3,351,167

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total

As of December 31, 2010
Loans individually evaluated for impairment	$30,576	$26,477	$59,348	$35	$116,436
Loans collectively evaluated for impairment	1,608,645	1,085,925	284,572	42,592	3,021,734

	$1,639,221	$1,112,402	$343,920	$42,627	$3,138,170

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

3. Loans and Allowance for Loan Losses (continued)

As of December 31, 2011 and 2010, the allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total

As of December 31, 2011
Loans individually evaluated for impairment	$1,229	$2,664	$4,894	$—	$8,787
Loans collectively evaluated for impairment	36,967	13,039	8,374	328	58,708

	$38,196	$15,703	$13,268	$328	$67,495

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total

As of December 31, 2010
Loans individually evaluated for impairment	$4,654	$417	$3,724	$—	$8,795
Loans collectively evaluated for impairment	37,033	11,315	7,503	523	56,374

	$41,687	$11,732	$11,227	$523	$65,169

Net (charge-offs)/recoveries by portfolio segment for the years ended December 31, 2011 and 2010 are shown in the following table (in thousands):

	2011	2010
Commercial and industrial	$(6,091)	$(42,114)
Real estate	(4,537)	(9,270)
Construction and land development	(8,672)	(18,594)
Consumer	(131)	(171)

	$(19,431)	$(70,149)

4. Premises and Equipment

The cost and accumulated depreciation and amortization of premises and equipment at December 31, 2011 and 2010, respectively, are summarized as follows (in thousands):

	2011	2010
Land and premises	$81,261	$65,386
Furniture and equipment	106,140	99,895

	187,401	165,281
Less accumulated depreciation and amortization	(94,495)	(85,098)

	$92,906	$80,183

The amounts shown above include assets recorded under capital leases of $10.8 million and $10.7 million, net of accumulated amortization of $3.3 million and $2.6 million at December 31, 2011 and 2010, respectively.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

4. Premises and Equipment (continued)

Occupancy expense was reduced by rental income of approximately $1.3 million, $0.5 million and $0.5 million in 2011, 2010 and 2009, respectively. Depreciation and amortization expense on premises and equipment, which includes amortization of capital leases, amounted to $16.6 million, $15.2 million and $11.9 million in 2011, 2010 and 2009, respectively.

5. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $35.9 million as of December 31, 2011 and 2010.

Other intangible assets at December 31, 2011, were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

Customer relationships	$15,523	$(4,989)	$10,534
Technology	1,160	(1,160)	—
Trademark	1,150	(345)	805
Core deposits	520	(520)	—
Noncompete agreements	90	(44)	46

	$18,443	$(7,058)	$11,385

Other intangible assets at December 31, 2010, were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer relationships	$15,523	$(3,445)	$12,078
Technology	1,160	(774)	386
Trademark	1,150	(230)	920
Core deposits	520	(520)	—
Noncompete agreements	90	(33)	57

	$18,443	$(5,002)	$13,441

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

5. Goodwill and Other Intangible Assets (continued)

Other intangible assets are amortized over their estimated lives, which range from 3 to 15 years. Certain First Southwest intangibles, including customer relationships, are being amortized on an accelerated basis over a 15-year period. Amortization expense related to intangible assets for the years ended December 31, 2011, 2010 and 2009 was approximately $2.1 million, $2.2 million and $1.5 million, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2011, is as follows (in thousands):

2012	$1,550
2013	1,427
2014	1,305
2015	1,192
2016	1,076
Thereafter	4,835

$11,385

6. Deposits

Deposits at December 31, 2011 and 2010 are summarized as follows (in thousands):

	2011	2010
Noninterest-bearing demand	$328,858	$256,372
Interest-bearing:
NOW accounts	117,395	61,800
Money market	2,090,172	1,416,816
Brokered—money market	224,925	374,972
Demand	53,650	71,547
Savings	171,088	167,398
In foreign branches	—	132,131
Time—$100,000 and over	840,837	817,956
Time—other	216,836	218,163
Brokered—time	202,445	401,304

	$4,246,206	$3,918,459

At December 31, 2011, the scheduled maturities of interest-bearing time deposits are as follows (in thousands):

2012	$860,163
2013	204,167
2014	110,931
2015	9,913
2016 and thereafter	74,944

$1,260,118

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

7. Short-term Borrowings

Short-term borrowings at December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Federal funds purchased	$211,025	$134,675
Securities sold under agreements to repurchase	134,114	304,207
Federal Home Loan Bank (FHLB) notes	50,000	100,000
Treasury tax and loan note option account	—	3,002
Short-term bank loans	81,300	40,250

	$476,439	$582,134

Federal funds purchased and securities sold under agreements to repurchase generally mature daily, on demand, or on some other short-term basis. The Bank and FSC execute transactions to sell securities under agreements to repurchase with both customers and broker-dealers. Securities involved in these transactions are held by the Bank, FSC or the dealer. Information concerning federal funds purchased and securities sold under agreements to repurchase for the years ended December 31, 2011, 2010 and 2009 is shown in the following table (dollar amounts in thousands):

	2011	2010	2009
Average balance during the year	$400,261	$260,540	$214,945
Average interest rate during the year	0.25%	0.22%	0.36%
Maximum month-end balance during the year	$520,004	$438,882	$332,989
Average interest rate at year-end	0.20%	0.23%	0.21%
Securities underlying the agreements at year-end
Carrying value	$95,993	$276,284	$65,838
Estimated fair value	$142,866	$336,317	$67,075

The estimated fair value of securities underlying repurchase agreements above includes approximately $46.8 million of securities owned by FSC customers and pledged to FSC as collateral for margin loans as of December 31, 2011. FSC is permitted to sell or re-pledge customer securities held as collateral for margin loans under the terms of the margin loan agreements between FSC and its customers.

FHLB notes mature over terms not exceeding 365 days and are secured by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. At December 31, 2011, the Bank had available collateral of $1.1 billion, substantially all of which was blanket collateral. Other information regarding FHLB notes for the years ended December 31, 2011, 2010 and 2009 is shown in the following table (dollar amounts in thousands).

	2011	2010	2009
Average balance during the year	$25,178	$202,945	$218,356
Average interest rate during the year	0.35%	0.61%	0.63%
Maximum month-end balance during the year	$50,000	$350,000	$375,000
Average interest rate at year-end	0.10%	0.43%	0.75%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at December 31, 2011 and 2010 were 1.33% and 1.50%, respectively.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

8. Notes Payable

Notes payable at December 31, 2011 and 2010, consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Term note with JPMorgan Chase, due July 31, 2012. Principal payments of $0.9 million and interest are payable quarterly.	$15,930	$17,700
Revolving credit line with JPMorgan Chase not to exceed $5.0 million. Facility matures July 31, 2012 with interest payable quarterly.	5,000	1,000
Term note with JPMorgan Chase, due July 31, 2011. Principal payments of $1.9 million and interest are payable quarterly.	—	5,738
Term note with JPMorgan Chase, due July 31, 2012. Principal payments of $0.5 million and interest are payable semi-annually.	2,500	3,000
Term note with JPMorgan Chase, due October 27, 2015. Principal payments of $25,000 and interest are payable quarterly.	450	500
Subordinated note with JPMorgan Chase, not to exceed $20 million.
Facility matures October 27, 2015 with principal payments of $1.0 million and interest payable quarterly.	18,000	20,000
First Southwest nonrecourse notes, due January 25, 2035 with interest payable quarterly.	13,086	15,838

	$54,966	$63,776

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

The previous table reflects July 2011 amendments (“July 2011 Amendments”) to loan agreements between PlainsCapital and JPMorgan Chase governing PlainsCapital’s existing line of credit and term notes. The July 2011 Amendments converted PlainsCapital’s $17.7 million revolving line of credit to a term note, extended the maturity of PlainsCapital’s remaining line of credit and term notes expiring July 31, 2011 to July 31, 2012 and, where applicable, decreased the acceptable non-performing asset ratio for the Bank from 4.50% to 4.00%, effective beginning September 30, 2011. At December 31, 2011, the Bank’s non-performing asset ratio was in compliance with the non-performing asset ratio covenant.

The revolving credit facility maturing in July 2012 and the term notes due July 2012 and October 2015 bear interest at LIBOR plus 2.75%. The weighted-average rate on those borrowings was 3.18% at December 31, 2011. These debt instruments are collateralized by the outstanding stock of the Bank.

Advances under the subordinated note maturing in October 2015 bear interest at LIBOR plus 5.00%. The subordinated note is not collateralized. The rate on each of the outstanding advances under the subordinated note at December 31, 2011 was 5.37%.

In 2005, First Southwest participated in a monetization of future cash flows from the Fee Award totaling $95.3 million from several tobacco companies owed to a law firm under a settlement agreement. In connection with the transaction, a special purpose entity that is consolidated with First Southwest issued $30.3 million of nonrecourse

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

8. Notes Payable (continued)

notes to finance the purchase of the Fee Award, to establish a reserve account and to fund issuance costs. Cash flows from the settlement are the sole source of payment for the notes. The notes carry an interest rate of 8.58% that can increase to 10.08% under certain credit conditions.

Scheduled maturities for notes payable outstanding at December 31, 2011, are as follows (in thousands):

	PlainsCapital
	JPMorgan Chase Revolving Lines	JPMorgan Chase Subordinated and Term Notes	Nonrecourse Notes	Total
2012	$5,000	$22,530	$—	$27,530
2013	—	4,100	—	4,100
2014	—	4,100	—	4,100
2015	—	6,150	—	6,150
2016 and thereafter	—	—	13,086	13,086

	$5,000	$36,880	$13,086	$54,966

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

The stated term of the Debentures is 30 years with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at December 31, 2011 was 3.75%. The term, rate and other features of the preferred securities are the same as the Debentures. PlainsCapital’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee of the Trust’s obligations under the preferred securities.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

10. Income Taxes

The income tax provision for 2011, 2010 and 2009 includes the following components (in thousands):

	2011	2010	2009
Current provision
Federal	$25,794	$32,149	$13,645
State	2,260	1,363	(45)

Total current provision	28,054	33,512	13,600
Deferred income taxes
Federal	2,300	(17,957)	1,255
State	(286)	(143)	—

	2,014	(18,100)	1,255

	$30,068	$15,412	$14,855

The differences between income taxes computed using the statutory federal income tax rate and that shown in the consolidated statement of income for 2011, 2010 and 2009 are summarized as follows (in thousands):

	2011	2010	2009
Computed tax at federal statutory rate	$29,720	$17,014	$16,241
Increase (decrease) in taxes resulting from:
Life insurance	(137)	(280)	(151)
Tax-exempt income, net	(2,993)	(2,529)	(2,258)
State income taxes	1,283	1,363	(45)
Nondeductible compensation	1,409	991	474
Cumulative deferred tax benefit	—	(2,060)	—
Miscellaneous items	786	913	594

	$30,068	$15,412	$14,855

The 2010 cumulative deferred tax benefit shown above resulted from reconciling and adjusting our deferred tax accounts to cumulative book-tax basis differences in various assets and liabilities. The tax benefit related primarily to our lease financing business. The effects of the total benefit primarily related to years prior to 2008 and were not material to the financial position, results of operations or cash flows of PlainsCapital in any previously reported period.

PlainsCapital files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. PlainsCapital is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008. PlainsCapital is currently under examination for the 2009 tax year by the U.S. federal income tax authorities. PlainsCapital does not anticipate any material adjustments to result from this examination. PlainsCapital does not anticipate any significant liabilities for uncertain tax positions to arise in the next twelve months.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

10. Income Taxes (continued)

The components of the net deferred tax asset included in other assets at December 31, 2011 and 2010 are summarized as follows (in thousands):

	2011	2010
Deferred tax assets
Allowance for loan losses	$24,249	$22,809
Compensation and benefits	7,721	4,845
Indemnification agreements	3,655	3,464
Non-accrual loan interest	866	2,557
Loan fees	1,192	672
Franchise tax credit	1,031	1,031
Net other comprehensive income	—	153
Partnership investments	2,144	1,358
Foreclosed property	2,328	607
Other	2,775	4,244

	45,961	41,740
Deferred tax liabilities
Premises and equipment	(9,283)	(6,430)
Leases	(578)	(1,511)
Intangible assets	(4,128)	(4,704)
Derivatives	(9,229)	(4,975)
Net other comprehensive income	(2,543)	—
Other	(790)	—

	(26,551)	(17,620)

Net deferred tax assets before valuation allowance for deferred tax assets	19,410	24,120
Valuation allowance for deferred tax assets	—	—

Net deferred tax assets	$19,410	$24,120

11. Employee Benefits

PlainsCapital and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. PlainsCapital and its subsidiaries match a portion of employee contributions to the plan based on the level of normal operating earnings and the amount of eligible employees’ contributions and salaries. The amount charged to operating expense for this matching contribution totaled $4.3 million in 2011, $3.7 million in 2010 and $2.7 million in 2009.

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

11. Employee Benefits (continued)

At December 31, 2011, the ESOP owned 1,613,019 shares of PlainsCapital stock, including 190,253 shares that are unearned. The estimated fair value of the unearned shares was $2.6 million ($14.00 per share, based on the most recent ESOP valuation as of December 31, 2011). At December 31, 2010, the ESOP owned 1,632,635 shares of PlainsCapital stock, including 232,381 shares that were unearned. The estimated fair value of the unearned shares at December 31, 2010 was $2.8 million ($11.87 per share, based on the ESOP valuation as of December 31, 2010).

Interest expense on ESOP debt was $0.1 million for each of the years ended December 31, 2011, 2010 and 2009, respectively. PlainsCapital and its participating subsidiaries contributed $1.6 million, $1.6 million and $1.5 million to the ESOP for the years ended December 31, 2011, 2010 and 2009, respectively. PlainsCapital charges these contributions to noninterest expense.

The Bank has a Supplemental Executive Retirement Plan to provide additional benefits for certain key officers, which was adopted in 2001. Pursuant to the plan, the Bank is obligated to pay each participant or his beneficiaries a lump sum at such participant’s retirement, death or disability. The estimated cost of the plan is being accrued over the period of active employment of the participants. As of December 31, 2011 and 2010, $11.4 million and $9.0 million, respectively, had been accrued as a liability for benefits payable under the plan. The amount charged to operations in 2011, 2010 and 2009 was $2.6 million, $2.1 million and $0.7 million, respectively. Benefit accruals are funded annually in a Rabbi Trust in the first quarter following year-end. The assets of the Rabbi Trust consist primarily of marketable equity securities. As of December 31, 2011 and 2010, the assets of the Rabbi Trust are included in other assets at a fair value of $7.3 million and $6.7 million, respectively.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. As of December 31, 2011 and 2010, the carrying value of the policies included in other assets was $22.1 million and $21.4 million, respectively. For the years ended December 31, 2011, 2010 and 2009, the Bank recorded income of $0.7 million, $1.0 million, and $0.7 million related to the policies that was reported in other noninterest income.

12. Related Party Transactions

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $28.6 million at December 31, 2011 and $8.7 million at December 31, 2010. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. For such loans during 2011, total principal additions were $27.1 million and total principal payments were $7.2 million.

At December 31, 2011 and 2010, the Bank held deposits of related parties of approximately $290.9 million and $98.7 million, respectively.

A related party is the lessor in an operating lease with the Bank. The Bank’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $8.5 million.

The Bank purchases loans from a company for which a related party serves as director, president and chief executive officer. Loan purchases were approximately $0.7 million for the year ended December 31, 2011. The loans were purchased with recourse to the company in the ordinary course of business and the related party had no direct financial interest in the transactions.

PlainsCapital Equity, LLC is a limited partner in certain limited partnerships that have received loans from the Bank. The Bank made those loans in the normal course of business, using underwriting standards and offering

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

12. Related Party Transactions (continued)

terms that are substantially the same as those used or offered to non-affiliated borrowers. At December 31, 2011 and 2010, the Bank had outstanding loans of approximately $3.5 million and $6.3 million to limited partnerships in which PlainsCapital Equity, LLC had a limited partnership interest. The investment of PlainsCapital Equity, LLC in these limited partnerships was $1.0 million and $1.2 million at December 31, 2011 and 2010, respectively.

13. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $33.0 million and $0.5 million at December 31, 2011 and 2010, respectively.

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

PlainsCapital and its subsidiaries are defendants in various other legal matters arising in the normal course of business. Management believes that the ultimate liability, if any, arising from these matters, and the matters discussed above will not materially affect the consolidated financial statements.

Other Contingencies

PlainsCapital and its subsidiaries have entered into employment contracts with certain executive officers. The contracts provide for minimum annual salaries and additional compensation in the form of bonuses based on performance. The contracts originated at various dates, and contain self-renewing terms of one to three years, subject to the option of PlainsCapital or the executive not to renew. The minimum aggregate commitment for

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

13. Commitments and Contingencies (continued)

future salaries, excluding bonuses, under these contracts at December 31, 2011, is approximately $13.1 million. These employment contracts also provide severance pay benefits if there is a change in control of PlainsCapital. PlainsCapital and subsidiaries have separate severance agreements with certain other senior officers that provide severance pay benefits if there is a change in control. The severance agreements with the other senior officers contain self-renewing terms of two years subject to the option of PlainsCapital or the officer not to renew. At December 31, 2011, the aggregate contingent liability for severance pay benefits in the event of a change in control is approximately $45.7 million.

PlainsCapital and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 16 years and under capital leases with remaining terms of 12 to 16 years. Future minimum payments by year and in the aggregate under these leases are as follows at December 31, 2011 (in thousands):

	Operating Leases	Capital Leases
2012	$16,454	$1,029
2013	14,398	1,063
2014	11,567	1,080
2015	9,914	1,090
2016	8,888	1,105
Thereafter	39,618	11,774

Total minimum lease payments	$100,839	17,141

Amount representing interest		(5,020)

Present value of minimum lease payments		$12,121

Rental expense under the operating leases was approximately $23.2 million, $21.5 million and $18.4 million in 2011, 2010 and 2009, respectively.

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

14. Financial Instruments with Off-Balance Sheet Risk (continued)

The Bank had in the aggregate outstanding unused commitments to extend credit of $909.7 million at December 31, 2011. The Bank had outstanding standby letters of credit of $46.7 million at December 31, 2011.

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

15. Stock-Based Compensation

In August 2009, the shareholders approved the PlainsCapital Corporation 2009 Long-Term Incentive Plan (the “2009 LTIP”) to be effective upon the redemption of all of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) and Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) issued in December 2008 to the U.S. Department of the Treasury (the “U.S. Treasury”) pursuant to the Capital Purchase Program, a part of the Troubled Asset Relief Program (“TARP”). As discussed in Note 17, PlainsCapital redeemed all shares of Series A Preferred Stock and Series B Preferred Stock on September 27, 2011. As a result, the 2009 LTIP became effective. The 2009 LTIP allows for the granting of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of PlainsCapital, its subsidiaries and outside directors of PlainsCapital. The 2009 LTIP is expected to provide flexibility to PlainsCapital’s compensation methods in order to adapt the compensation of key employees and outside directors to a changing business environment. In the aggregate, 4.0 million shares of common stock may be delivered pursuant to awards granted under the 2009 LTIP. The 2009 LTIP replaced the stock option plans established in 2001, 2003, 2005 and 2007. No future awards may be granted under those prior plans.

In addition, the PlainsCapital Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”) allows for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of PlainsCapital, its subsidiaries and outside directors of PlainsCapital. In the aggregate, 1.0 million shares of common stock may be delivered pursuant to awards granted under the 2010 Plan. The 2010 Plan will terminate on March 18, 2012 as to all future awards.

Compensation cost related to the plans was approximately $2.5 million, $1.7 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The income tax benefit related to share-based compensation was approximately $0.9 million, $0.6 million and $0.4 million in 2011, 2010 and 2009, respectively.

At December 31, 2011, unrecognized cost related to unvested restricted stock and restricted stock units was $4.7 million and $5.3 million, respectively. PlainsCapital expects to recognize that cost over a weighted-average period of approximately 23 months. The vesting of the unvested restricted stock and restricted stock units will

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

15. Stock-Based Compensation (continued)

automatically accelerate in full under certain conditions. Upon a change in control of PlainsCapital, the entire unrecognized cost related to both unvested restricted stock and restricted stock units would be recognized in noninterest expense immediately. On the date upon which our common stock is listed and traded on an exchange registered under the Exchange Act, the entire unrecognized cost related to unvested restricted stock would be recognized in noninterest expense immediately.

PlainsCapital approved the grant of 340,811 restricted stock units to certain employees effective April 01, 2012. The estimated grant date fair value of the restricted stock units is $4.8 million. The grants vest in 5 years and are subject to the accelerated vesting conditions discussed previously.

Information regarding shares of unvested restricted stock for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010
	Unvested Restricted Stock	Weighted Average Grant Date Fair Value	Unvested Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding, January 1	535,862	$11.48	528,000	$11.33
Granted	76,383	11.26	83,281	12.25
Vested	(83,713)	11.47	(75,419)	11.33
Cancellations and expirations	—	0.00	—	0.00

Outstanding, December 31	528,532	$11.45	535,862	$11.48

Information regarding restricted stock units for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, January 1	290,057	$12.58	—	$—
Granted	303,592	11.27	296,557	12.58
Vested	(1,500)	12.67	—	—
Cancellations and expirations	(2,000)	11.26	(6,500)	12.67

Outstanding, December 31	590,149	$11.91	290,057	$12.58

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

At December 31, 2011, a total of 4,000,000 shares were available for grant under the 2009 LTIP and 248,687 shares were available for awards under the 2010 Plan. PlainsCapital typically issues new shares upon exercise of option grants.

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

PlainsCapital did not grant options in 2011 or 2010. The weighted-average grant date fair value of options granted during 2009 was $2.44. PlainsCapital used a Black-Scholes option pricing model to estimate the fair value of each option award on the date of grant. Risk-free rates are derived from yields on U.S. Treasury strips (zero-coupon bonds) on the date options are granted. The expected term of options granted is based on an analysis of historical exercise data and represents the expected period of time that options are to be outstanding. Expected volatility is based on historical volatility of PlainsCapital’s stock. The estimates for expected term and expected volatility are reviewed annually. Weighted-average values used to estimate the fair value of options granted are shown in the following table:

2009
Risk-free interest rate	3.27% to 3.74%
Expected term (years)	5
Expected volatility	23%
Dividend yield	1.77%

Information regarding stock options for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	725,651	$9.62	943,515	8.50
Exercised	(68,818)	5.27	(115,711)	4.00
Cancellations and expirations	(9,780)	12.88	(102,153)	5.60

Outstanding, December 31	647,053	$10.04	725,651	9.62

Exercisable, December 31	647,053	10.04	611,651	9.31

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.2 million, $1.0 million and $0.3 million, respectively. At December 31, 2011, the intrinsic value of options outstanding was $2.6 million and the intrinsic value of exercisable shares was $2.6 million. The total fair value of share awards vested was $1.6 million in 2011, $0.2 million in 2010 and $0.7 million in 2009.

Details of PlainsCapital’s stock options outstanding and exercisable at December 31, 2011, are as follows:

Range of Exercise Prices	Shares at December 31, 2011	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$5.01 - $10.00	258,619	$7.43	0.9
$10.01 - $15.00	388,434	11.77	5.6

Total	647,053	10.04	3.7

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the companies to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). A comparison of the Bank’s and PlainsCapital’s actual capital amounts and ratios to the minimum requirements is as follows (dollar amounts in thousands):

	At December 31, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$219,660	4%	$536,274	9.77%
Tier 1 capital (to risk-weighted assets)	169,281	4%	536,274	12.67%
Total capital (to risk-weighted assets)	338,561	8%	589,365	13.93%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$220,103	4%	$532,025	9.67%
Tier 1 capital (to risk-weighted assets)	169,740	4%	532,025	12.54%
Total capital (to risk-weighted assets)	339,480	8%	596,057	14.05%

	At December 31, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$206,270	4%	$485,013	9.41%
Tier 1 capital (to risk-weighted assets)	152,091	4%	485,013	12.76%
Total capital (to risk-weighted assets)	304,181	8%	532,769	14.01%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$206,664	4%	$462,823	8.96%
Tier 1 capital (to risk-weighted assets)	152,946	4%	462,823	12.10%
Total capital (to risk-weighted assets)	305,891	8%	526,843	13.78%

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

16. Regulatory Matters (continued)

A reconciliation of book capital to Tier 1 and total capital (as defined) is as follows (in thousands):

	At December 31, 2011
	PCB	PCC
Total capital per books	$581,890	$517,031
Add:
Noncontrolling interests	1,924	2,253
Trust preferred securities	—	65,000
Net unrealized holding losses on securities available for sale and held in trust	(4,587)	(4,587)
Deduct:
Goodwill and other disallowed intangible assets	(42,953)	(47,265)
Other	—	(407)

Tier 1 capital (as defined)	536,274	532,025
Add:
Allowance for loan losses includible in Tier 2 capital	53,091	53,232
Qualifying subordinated debt	—	10,800

Total capital (as defined)	$589,365	$596,057

	At December 31, 2010
	PCB	PCC
Total capital per books	$529,393	$446,491
Add:
Noncontrolling interests	348	785
Trust preferred securities	—	65,000
Net unrealized holding losses on securities available for sale and held in trust	281	281
Deduct:
Goodwill and other disallowed intangible assets	(45,009)	(49,321)
Other	—	(413)

Tier 1 capital (as defined)	485,013	462,823
Add:
Allowance for loan losses includible in Tier 2 capital	47,756	48,020
Qualifying subordinated debt	—	16,000

Total capital (as defined)	$532,769	$526,843

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

	At December 31, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$274,575	5%	$536,274	9.77%
Tier 1 capital (to risk-weighted assets)	253,921	6%	536,274	12.67%
Total capital (to risk-weighted assets)	423,202	10%	589,365	13.93%

	At December 31, 2010
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$257,838	5%	$485,013	9.41%
Tier 1 capital (to risk-weighted assets)	228,136	6%	485,013	12.76%
Total capital (to risk-weighted assets)	380,227	10%	532,769	14.01%

Pursuant to the net capital requirements of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At December 31, 2011, FSC had net capital of $57.1 million; the minimum net capital requirement was $4.8 million; net capital maintained by FSC was 24% of aggregate debits; and net capital in excess of the minimum requirement was $52.3 million.

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the United States Department of Housing and Urban Development (“HUD”). PrimeLending determines its compliance with the minimum net worth requirements on an annual basis. As of December 31, 2011, PrimeLending was required to have net worth of at least $1.0 million. As of December 31, 2011, PrimeLending’s net worth exceeded the required amount.

17. Shareholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2011, approximately $67.0 million of retained earnings was available for dividend declaration without prior regulatory approval.

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

17. Shareholders’ Equity (continued)

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

Dividend Period		Unaudited Annualized Dividend Rate
Beginning	Ending
September 27, 2011	September 30, 2011	5.000%
October 1, 2011	December 31, 2011	3.772%
January 1, 2012	March 31, 2012	3.826%(1)
April 1, 2012	June 30, 2012	2.423%(1)
July 1, 2012	December 31, 2013	1.000% to 5.000%(2)
January 1, 2014	March 26, 2016	1.000% to 7.000%(3)
March 27, 2016	Redemption	9%(4)

(1)	Subject to confirmation by the U.S. Treasury.
(2)

Between July 1, 2012 and December 31, 2013, the dividend rate will adjust quarterly in such range based upon the level of percentage change in QSBL between the end of the quarter ending before the most recently completed quarter and the Baseline.

(3)	Between January 1, 2014 and March 26, 2016, the dividend rate will be fixed at a rate in such range based upon the level of percentage change in QSBL between September 30, 2013 and the Baseline.
(4)	Beginning on March 27, 2016, the dividend rate will be fixed at nine percent (9%) per annum.

As a result of our increased small business lending, our rate on the Series C Preferred Stock has dropped to 3.826% as of January 1, 2012, and will drop to 2.423% as of April 1, 2012.

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

On September 27, 2011, we entered into a repurchase letter agreement with the U.S. Treasury, pursuant to which we redeemed, out of the proceeds of the issuance of the Series C Preferred Stock, all 87,631 outstanding shares of our Series A Preferred Stock and 4,382 outstanding shares of our Series B Preferred Stock, for an aggregate

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

17. Shareholders’ Equity (continued)

redemption price of approximately $92.6 million. The Series A Preferred Stock and Series B Preferred Stock were issued on December 19, 2008 to the U.S. Treasury under the Capital Purchase Program, a part of TARP. As a result of the redemption of the Series A Preferred Stock and Series B Preferred stock we accelerated the net amortization of the discount/premium recorded at issuance on the two series of preferred stock. The accelerated net amortization in September 2011 was approximately $2.3 million and is included in the caption “Dividends on preferred stock and other” on our consolidated statements of income.

18. Assets Segregated for Regulatory Purposes

FSC was not required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 of the Exchange Act at December 31, 2011 or 2010. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2011 or 2010.

19. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables at December 31, 2011 and 2010 consisted of the following (in thousands):

	At December 31,
	2011	2010
Receivables
Securities borrowed	$94,044	$34,495
Securities failed to deliver	11,476	4,287
Clearing organizations	6,141	6,926
Due from dealers	29	60

	$111,690	$45,768

Payables
Securities loaned	$120,658	$39,660
Correspondents	56,645	31,369
Securities failed to receive	8,114	1,140
Clearing organizations	1,066	661

	$186,483	$72,830

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

20. Cash and Due from Banks

Cash and due from banks consisted of the following:

	At December 31,
	2011	2010
Cash on hand	$18,862	$19,896
Clearings and collection items	78,352	44,032
Deposits at Federal Reserve Bank	236,677	170,996
Deposits at Federal Home Loan Bank	1,524	1,524
Deposits in FDIC-insured institutions under $100,000, individually	407	497
Deposits in FDIC-insured institutions over $100,000	8,825	95,263

	$344,647	$332,208

The amounts above include interest-bearing deposits of $237.8 million and $260.3 million at December 31, 2011 and 2010, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2011 and 2010.

21. Fair Value Measurements

Fair Value Measurements and Disclosures

PlainsCapital determines fair values in compliance with The Fair Value Measurements and Disclosures Topic of the ASC (the “Fair Value Topic”). The Fair Value Topic defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Fair Value Topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Fair Value Topic assumes that transactions upon which fair value measurements are based occur in the principal market for the asset or liability being measured. Further, fair value measurements made under the Fair Value Topic exclude transaction costs and are not the result of forced transactions.

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

21. Fair Value Measurements (continued)

Fair Value Option

PlainsCapital has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and certain time deposits at fair value under the provisions of the Fair Value Option. PlainsCapital elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. PlainsCapital determines the fair value of the financial instruments accounted for under the provisions of the Fair Value Option in compliance with the provisions of the Fair Value Topic discussed above.

At December 31, 2011, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $775.3 million, while the unpaid principal balance of those loans was $752.8 million. At December 31, 2010, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $476.4 million, while the unpaid principal balance of those loans was $465.3 million. The interest component of fair value is reported as interest income on loans in the income statement.

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

Securities Available for Sale—Most securities available for sale are reported at fair value using Level 2 inputs. PlainsCapital obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the financial instruments’ terms and conditions, among other things. At December 31, 2011, the Bank held auction rate bonds purchased as a result of the First Southwest acquisition. The estimated fair value of the auction rate securities is determined quarterly by a third-party valuation specialist using Level 3 inputs, primarily due to the lack of observable market data. Inputs for the valuation were developed using terms of the auction rate bonds, market interest rates, asset appropriate credit transition matrices and recovery rates, and assumptions regarding the term to maturity of the auction rate bonds. The following table reconciles the beginning and ending balances of assets measured at fair value using Level 3 inputs (in thousands).

Auction Rate Bonds
Balance, January 1, 2011	$22,454
Other-than-temporary impairment losses recognized in earnings	(5,091)
Unrealized losses in other comprehensive income, net	(1,516)
Transfers from held to maturity	28,564
Premium amortization and discount accretion, net	133

Balance, December 31, 2011	$44,544

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

Derivatives—Derivatives are reported at fair value using Level 2 inputs. PlainsCapital uses dealer quotes to determine the fair value of interest rate swaps used to hedge time deposits. PrimeLending uses dealer quotes to value forward purchase commitments executed for both hedging and non-hedging purposes. PrimeLending also issues IRLCs to its customers that it values based on the change in the fair value of the underlying mortgage loan from inception of the IRLC to the balance sheet date, adjusted for projected loan closing rates. PrimeLending determines the value of the underlying mortgage loan as discussed in “Loans Held for Sale”, above.

The following table presents information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	At December 31, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans held for sale	$—	$775,311	$—	$775,311
Securities available for sale	—	556,542	44,544	601,086
Trading securities	—	58,957	—	58,957
Derivative assets	—	10,481	—	10,481
Time deposits	—	1,098	—	1,098
Trading liabilities	—	4,592	—	4,592
Derivative liabilities	—	3,642	—	3,642

The following table presents the changes in fair value for instruments that are reported at fair value under an election under the Fair Value Option (in thousands).

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Year Ended December 31, 2011			Year Ended December 31, 2010
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$11,415	$—	$11,415	$(187)	$—	$(187)
Time deposits	—	7	7	—	(17)	(17)

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

21. Fair Value Measurements (continued)

Impaired Loans—PlainsCapital reports impaired loans at fair value through allocations of the allowance for loan losses. PlainsCapital primarily determines fair value using Level 2 inputs consisting of independent appraisals. At December 31, 2011, loans with a carrying amount of $35.3 million had been reduced by allocations of the allowance for loan losses of $8.8 million, resulting in a reported fair value of $26.5 million.

Other Real Estate Owned—PlainsCapital reports other real estate owned at fair value less estimated cost to sell. Any excess of recorded investment over fair value less cost to sell is charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation adjustments are charged against earnings. PlainsCapital primarily determines fair value using Level 2 inputs consisting of independent appraisals. At December 31, 2011, the estimated fair value of other real estate owned was $30.3 million.

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

Securities—For securities held to maturity, except for the valuation of auction rate bonds discussed previously, estimated fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. For securities available for sale and trading securities, the carrying amount is a reasonable estimate of fair value.

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

The estimated fair values of PlainsCapital’s financial instruments are shown below (in thousands):

	At December 31, 2011		At December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and short-term investments	$347,994	$347,994	$486,709	$486,709
Loans held for sale	776,372	776,372	477,711	477,711
Securities	839,753	848,779	865,080	860,897
Loans, net	3,283,672	3,302,585	3,073,001	3,116,532
Broker-dealer and clearing organization receivables	111,690	111,690	45,768	45,768

Fee award receivable	18,002	18,002	19,222	19,222
Cash surrender value of life insurance policies	23,122	23,122	22,410	22,410
Interest rate swaps, IRLCs and forward purchase commitments	10,481	10,481	4,107	4,107
Accrued interest receivable	16,175	16,175	16,615	16,615

Financial liabilities
Deposits	4,246,206	4,255,639	3,918,459	3,924,188
Broker-dealer and clearing organization payables	186,483	186,483	72,830	72,830
Other trading liabilities	4,592	4,592	4,944	4,944
Short-term borrowings	476,439	476,439	582,134	582,134
Debt	121,978	121,978	130,788	130,788

Forward purchase commitments	3,642	3,642	317	317
Accrued interest payable	2,952	2,952	5,949	5,949

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 21, PrimeLending has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides PrimeLending the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. PrimeLending provides IRLCs to its customers and executes forward purchase commitments to sell mortgage loans. The fair values of both IRLCs and purchase commitments are recorded in other assets or other liabilities, as appropriate. Changes in the fair values of these derivative instruments produced net gains of approximately $3.1 million and $1.5 million for the years ended December 31, 2011 and 2010. The net gains were recorded as a component of gain on sale of loans.

Year-end derivative positions are presented in the following table (in thousands):

	At December 31, 2011		At December 31, 2010
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative instruments
IRLCs	$687,890	$10,096	$442,270	$274
Interest rate swaps	1,969	82	1,969	129
Forward purchase commitments	675,794	(3,339)	436,241	3,387

The Bank recorded unrealized gains (losses), net of reclassifications adjustments, on the swaps designated as cash flow hedges in other comprehensive income as shown in the following table (in thousands).

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	(69)	24	(45)	(126)	44	(82)

Other comprehensive income (loss)	$(69)	$24	$(45)	$(126)	$44	$(82)

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

23. Other Noninterest Income and Expense

The following tables show the components of other noninterest income and expense for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	2011	2010	2009
Other noninterest income
Earnings on/increase in cash surrender value of life insurance	$712	$961	$665
Income and fees from automated teller machines	1,295	1,239	937
Revenue from check and stored value cards	2,199	1,819	1,677
Revenue from letters of credit	465	661	409
Net gain from trading securities portfolio	4,185	1,656	971
Joint venture gains (losses)	750	(1,853)	(2,558)
Non-amortizing loan fees	533	352	—
Settlement of outstanding claims	—	—	3,075
Other	1,091	1,280	1,262

	$11,230	$6,115	$6,438

Other noninterest expense
Marketing	$13,234	$13,239	$11,780
Data processing	8,377	6,652	5,001
Printing, stationery and supplies	3,739	3,547	3,135
Funding fees	6,266	6,396	4,130
Unreimbursed loan closing costs	23,548	14,144	3,241
Tax service fee	3,121	2,657	2,497
Other	32,803	29,759	24,954

	$91,088	$76,394	$54,738

24. Segment and Related Information

PlainsCapital has three reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank. The operations of PrimeLending comprise the mortgage origination segment. The financial advisory segment is composed of First Southwest and Hester Capital.

Balance sheet amounts for PlainsCapital and its remaining subsidiaries not discussed in the previous paragraph are included in “All Other and Eliminations.”

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

24. Segment and Related Information (continued)

The following tables present information about the revenues, profits and assets of PlainsCapital’s reportable segments (in thousands).

Income Statement Data

	Year Ended December 31, 2011
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$207,253	$22,287	$15,751	$(25,848)	$219,443
Interest expense	32,480	38,547	3,232	(37,747)	36,512

Net interest income (expense)	174,773	(16,260)	12,519	11,899	182,931
Provision for loan losses	22,000	(23)	(220)	—	21,757
Noninterest income	28,448	365,426	96,304	(12,420)	477,758
Noninterest expense	127,591	325,481	101,994	(1,048)	554,018

Income before taxes	53,630	23,708	7,049	527	84,914
Income tax provision	19,109	8,447	2,512	—	30,068

Consolidated net income	34,521	15,261	4,537	527	54,846
Less: net income attributable to noncontrolling interest	—	1,509	141	—	1,650

Net income attributable to PlainsCapital Corporation	$34,521	$13,752	$4,396	$527	$53,196

Balance Sheet Data

	December 31, 2011
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$341,821	$48,715	$4,424	$(50,313)	$344,647
Loans held for sale	1,061	775,311	—	—	776,372
Securities	783,586	—	56,167	—	839,753
Loans, net	3,685,013	1,848	316,992	(720,181)	3,283,672
Broker-dealer and clearing organization receivables	—	—	111,690	—	111,690
Investment in subsidiaries	230,389	—	—	(230,389)	—
Goodwill and other intangible assets, net	7,862	23,706	15,697	—	47,265
Other assets	186,737	25,850	51,873	32,161	296,621

Total assets	$5,236,469	$875,430	$556,843	$(968,722)	$5,700,020

Deposits	$4,238,662	$—	$68,778	$(61,234)	$4,246,206
Broker-dealer and clearing organization payables	—	—	186,483	—	186,483
Short-term borrowings	347,559	—	128,880	—	476,439
Notes payable	—	705,715	19,432	(670,181)	54,966
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	68,357	57,481	64,088	(40,296)	149,630
PlainsCapital Corporation shareholders’ equity	581,891	110,311	89,182	(264,353)	517,031
Noncontrolling interest	—	1,923	—	330	2,253

Total liabilities and shareholders’ equity	$5,236,469	$875,430	$556,843	$(968,722)	$5,700,020

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

24. Segment and Related Information (continued)

Income Statement Data

	Year Ended December 31, 2010
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$211,751	$24,063	$12,096	$(29,485)	$218,425
Interest expense	36,245	45,854	3,233	(46,607)	38,725

Net interest income (expense)	175,506	(21,791)	8,863	17,122	179,700
Provision for loan losses	82,592	634	—	—	83,226
Noninterest income	37,464	309,298	103,075	(17,654)	432,183
Noninterest expense	114,574	262,801	103,275	(604)	480,046

Income before taxes	15,804	24,072	8,663	72	48,611
Income tax provision	5,018	7,643	2,751	—	15,412

Consolidated net income	10,786	16,429	5,912	72	33,199
Less: net income attributable to noncontrolling interest	—	507	283	—	790

Net income attributable to PlainsCapital Corporation	$10,786	$15,922	$5,629	$72	$32,409

Balance Sheet Data

	December 31, 2010
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$329,300	$79,428	$4,420	$(80,940)	$332,208
Loans held for sale	1,269	476,442	—	—	477,711
Securities	846,149	—	18,931	—	865,080
Loans, net	3,275,433	2,305	286,661	(491,398)	3,073,001
Broker-dealer and clearing organization receivables	—	—	45,768	—	45,768
Investment in subsidiaries	240,664	—	—	(240,664)	—
Goodwill and other intangible assets, net	7,862	23,706	17,753	—	49,321
Other assets	280,277	19,020	129,087	41,932	470,316

Total assets	$4,980,954	$600,901	$502,620	$(771,070)	$5,313,405

Deposits	$3,954,711	$—	$79,770	$(116,022)	$3,918,459
Broker-dealer and clearing organization payables	—	—	72,830	—	72,830
Short-term borrowings	404,541	—	177,593	—	582,134
Notes payable	39,220	453,449	18,492	(447,385)	63,776
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	41,998	58,309	70,718	(9,107)	161,918
PlainsCapital Corporation shareholders’ equity	540,484	88,796	83,217	(266,006)	446,491
Noncontrolling interest	—	347	—	438	785

Total liabilities and shareholders’ equity	$4,980,954	$600,901	$502,620	$(771,070)	$5,313,405

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

24. Segment and Related Information (continued)

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

25. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share data).

	2011	2010	2009
Income applicable to PlainsCapital Corporation common shareholders	$45,708	$26,840	$25,624
Less: income applicable to participating securities	1,670	976	953

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$44,038	$25,864	$24,671

Weighted-average shares outstanding	32,850,836	32,664,310	32,467,038
Less: participating securities included in weighted-average shares outstanding	1,201,270	1,187,635	1,207,043

Weighted-average shares outstanding for basic earnings per common share	31,649,566	31,476,675	31,259,995

Basic earnings per common share	$1.39	$0.82	$0.79

Income applicable to PlainsCapital Corporation common shareholders	$45,708	$26,840	$25,624

Weighted-average shares outstanding	31,649,566	31,476,675	31,259,995
Dilutive effect of contingently issuable shares due to First Southwest acquisition	1,562,651	1,722,152	1,698,840
Dilutive effect of stock options and non-vested stock awards	280,500	349,069	394,023

Weighted-average shares outstanding for diluted earnings per common share	33,492,717	33,547,896	33,352,858

Diluted earnings per common share	$1.36	$0.80	$0.77

PlainsCapital uses the two-class method prescribed by the Earnings per Share Topic of the ASC to compute earnings per common share. Participating securities include non-vested restricted stock and shares of PlainsCapital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition.

The weighted-average shares outstanding used to compute diluted earnings per common share do not include outstanding options of 152,679, 160,959 and 180,489 for the years ended 2011, 2010 and 2009, respectively. The exercise price of the excluded options exceeded the estimated average market price of PlainsCapital stock in the years shown. Accordingly, the assumed exercise of the excluded options would have been antidilutive.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

26. Condensed Financial Statements of PlainsCapital

Condensed financial statements of PlainsCapital (parent only) follow (in thousands). Investments in subsidiaries are determined using the equity method of accounting.

Condensed Statements of Income

	Years Ended December 31,
	2011	2010	2009
Income
Dividend income
From banks	$43,500	$30,000	$30,500
From nonbanks	72	73	85
Interest and other income	152	175	166

Total income	43,724	30,248	30,751
Expense
Interest expense	4,398	4,522	4,722
Salaries and employee benefits	14,170	10,517	8,050
Other	10,318	9,319	9,853

Total expense	28,886	24,358	22,625

Income before income taxes and equity in undistributed earnings of subsidiaries	14,838	5,890	8,126
Income tax (benefit)	(9,342)	(7,015)	(8,641)
Equity in undistributed earnings of subsidiaries	29,016	19,504	14,561

Net income	$53,196	$32,409	$31,328

Condensed Balance Sheets

	December 31,
	2011	2010
Assets
Cash and due from banks	$9,643	$5,660
Investment in subsidiaries	593,726	540,937
Premises and equipment, net	6,619	7,013
Other assets	28,804	18,813

Total assets	$638,792	$572,423

Balances due to subsidiaries	$67,957	$73,199
Notes payable	41,880	47,937
Other liabilities	11,924	4,796
Shareholders’ equity	517,031	446,491

Total liabilities and shareholders’ equity	$638,792	$572,423

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

26. Condensed Financial Statements of PlainsCapital (continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net income	$53,196	$32,409	$31,328
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(29,016)	(19,504)	(14,561)
Other, net	(4,376)	3,669	(942)

Net cash provided by operating activities	19,804	16,574	15,825

Investing activities
Payments for investments in and advances to subsidiaries	(19,587)	(1,065)	(200)
Repayment of investments in and advances to subsidiaries	574	120	498
Other, net	(669)	(913)	(5,734)

Net cash used in investing activities	(19,682)	(1,858)	(5,436)

Financing activities
Proceeds from notes payable	4,000	3,700	6,350
Payments on notes payable	(10,058)	(4,413)	(7,850)
Proceeds from sale of preferred stock	114,068	—	—
Payments to redeem preferred stock	(92,013)	—	—
Proceeds from sale of common stock	363	463	227
Dividends paid	(12,397)	(11,573)	(11,089)
Other, net	(102)	353	395

Net cash provided by (used in) financing activities	3,861	(11,470)	(11,967)

Net change in cash and cash equivalents	3,983	3,246	(1,578)
Cash and cash equivalents at beginning of year	5,660	2,414	3,992

Cash and cash equivalents at end of year	$9,643	$5,660	$2,414

27. Recently Issued Accounting Standards

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

27. Recently Issued Accounting Standards (continued)

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

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

27. Recently Issued Accounting Standards (continued)

Testing Goodwill for Impairment

In September 2011, the FASB amended the Intangibles Topic of the ASC to simplify how entities test goodwill for impairment. Entities have the option to qualitatively test whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in determining whether step one of the annual goodwill impairment test is necessary. PlainsCapital early adopted the amendments in the fourth quarter of 2011 and the adoption of the amendment did not have a significant effect on its financial position, results of operations or cash flows.

28. Consolidated Interim Financial Information (Unaudited)

The following tables present unaudited consolidated interim financial information for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	Year Ended December 31, 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Full Year
Interest income	$56,469	$56,253	$54,718	$52,003	$219,443
Interest expense	8,341	9,060	9,533	9,578	36,512

Net interest income	48,128	47,193	45,185	42,425	182,931
Provision for loan losses	3,519	4,500	7,238	6,500	21,757
Noninterest income	148,923	135,906	107,589	85,340	477,758
Noninterest expense	170,926	152,121	121,930	109,041	554,018

Income before taxes	22,606	26,478	23,606	12,224	84,914
Income tax provision	8,353	9,215	7,992	4,508	30,068

Net income	14,253	17,263	15,614	7,716	54,846
Less: Net income attributable to noncontrolling interest	774	570	184	122	1,650

Net income attributable to PlainsCapital Corporation	$13,479	$16,693	$15,430	$7,594	$53,196

Earnings (loss) per common share
Basic	$0.37	$0.40	$0.43	$0.19	$1.39
Diluted	$0.37	$0.39	$0.42	$0.18	$1.36

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

28. Consolidated Interim Financial Information (Unaudited) (continued)

	Year Ended December 31, 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Full Year
Interest income	$53,948	$56,117	$56,052	$52,308	$218,425
Interest expense	9,426	9,914	9,750	9,635	38,725

Net interest income	44,522	46,203	46,302	42,673	179,700
Provision for loan losses	29,577	20,449	10,245	22,955	83,226
Noninterest income	133,157	121,398	102,196	75,432	432,183
Noninterest expense	141,973	128,973	116,340	92,760	480,046

Income before taxes	6,129	18,179	21,913	2,390	48,611
Income tax provision (benefit)	(84)	7,900	7,016	580	15,412

Net income	6,213	10,279	14,897	1,810	33,199
Less: Net income attributable to noncontrolling interest	218	202	246	124	790

Net income attributable to PlainsCapital Corporation	$5,995	$10,077	$14,651	$1,686	$32,409

Earnings (loss) per common share
Basic	$0.14	$0.27	$0.40	$0.01	$0.82
Diluted	$0.13	$0.26	$0.40	$0.01	$0.80

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

As of the end of the period covered by this Annual Report, an evaluation was carried out by the our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2011.

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

PLAINSCAPITAL CORPORATION

Date: March 16, 2012	By:	/S/ ALAN B. WHITE
	Name:	Alan B. White
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/S/ ALAN B. WHITE Alan B. White	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2012

/S/ JOHN A. MARTIN John A. Martin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2012

/S/ JEFF ISOM Jeff Isom	Executive Vice President of Finance and Accounting (Principal Accounting Officer)	March 16, 2012

* Charlotte Jones Anderson	Director	March 16, 2012

* Tracy A. Bolt	Director	March 16, 2012

/S/ HILL A. FEINBERG Hill A. Feinberg	Director	March 16, 2012

/S/ JAMES R. HUFFINES James R. Huffines	Director	March 16, 2012

* Lee Lewis	Director	March 16, 2012

* Andrew J. Littlefair	Director	March 16, 2012

* Michael T. McGuire	Director	March 16, 2012

* A. Haag Sherman	Director	March 16, 2012

* Robert Taylor, Jr.	Director	March 16, 2012

*By:	/S/ ALAN B. WHITE
Alan B. White
Attorney-in-Fact

Exhibit Index

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
3.1	–	Third Amended and Restated Certificate of Formation of PlainsCapital Corporation, as amended.		10-Q	000-53629	3.1	10/21/09

3.2	–	Certificate of Designation of Non-Cumulative Perpetual Preferred Stock, Series C.		8-K	000-53629	3.1	08/31/09

3.3	–	Amended and Restated Bylaws of PlainsCapital Corporation.		8-K	000-53629	3.1	04/17/09

4.1	–	Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.2	04/17/09

4.2	–	First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.3	04/17/09

4.3	–	Indenture, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association.		10	000-53629	4.4	04/17/09

4.4	–	First Supplemental Indenture, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.5	04/17/09

4.5	–	Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of August 7, 2006, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.6	04/17/09

4.6	–	Guarantee Agreement, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association, as trustee.		10	000-53629	4.7	04/17/09

4.7	–	First Amendment to Guarantee Agreement, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.8	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
4.8	–	Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.9	04/17/09

4.9	–	Indenture, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.10	04/17/09

4.10	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of March 26, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.11	04/17/09

4.11	–	Guarantee Agreement, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.12	04/17/09

4.12	–	Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.13	04/17/09

4.13	–	Indenture, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.14	04/17/09

4.14	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of September 17, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.15	04/17/09

4.15	–	Guarantee Agreement, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.16	04/17/09

4.16	–	Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, and Alan B. White, DeWayne Pierce, and Jeff Isom, as Administrative Trustees.		10	000-53629	4.17	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
4.17	–	Junior Subordinated Indenture, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.18	04/17/09

4.18	–	PlainsCapital Corporation (f/k/a Plains Capital Corporation) Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by PlainsCapital Corporation in favor of Wells Fargo Bank, N.A., as trustee of the PCC Statutory Trust IV.		10	000-53629	4.19	04/17/09

4.19	–	Guarantee Agreement, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.20	04/17/09

4.20	–	Registration Rights Agreement, dated as of December 31, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg, as Stockholders’ Representative.		10/A	000-53629	4.21	06/26/09

4.21	–	Form of Stock Certificate for Non-Cumulative Perpetual Preferred Stock, Series C.		8-K	000-53629	4.1	09/28/11

10.1	–	Agreement and Plan of Merger, dated as of November 7, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.1	04/17/09

10.2	–	First Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.2	04/17/09

10.3	–	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.3	04/17/09

10.4*	–	Amended and Restated Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.4	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.5*	–	First Amendment to Amended and Restated Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.5	04/17/09

10.6*	–	Employment Agreement, effective as of December 31, 2008, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.6	04/17/09

10.7*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.7	04/17/09

10.8*	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.8	04/17/09

10.9*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.9	04/17/09

10.10*	–	Employment Agreement, dated as of January 1, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.1	11/16/10

10.11*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.2	11/16/10

10.12*	–	Second Amendment to Employment Agreement, dated as of November 15, 2010, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.3	11/16/10

10.13*	–	Employment Agreement, dated as of November 15, 2010, between John A. Martin and PlainsCapital Corporation.		8-K	000-53629	10.4	11/16/10

10.14*		Employment Agreement, dated as of April 1, 2010, between Todd Salmans and PlainsCapital Corporation.		10-K	000-53629	10.21	03/22/11

10.15*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 1998 (the “1998 Incentive Stock Option Plan”).		10	000-53629	10.13	04/17/09

10.16*	–	Plains Capital Corporation Incentive Stock Option Plan, dated April 18, 2001 (the “2001 Incentive Stock Option Plan”).		10	000-53629	10.14	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.17*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 2003 (the “2003 Incentive Stock Option Plan”).		10	000-53629	10.15	04/17/09

10.18*	–	Plains Capital Corporation 2005 Incentive Stock Option Plan, dated April 20, 2005 (the “2005 Incentive Stock Option Plan”).		10	000-53629	10.16	04/17/09

10.19*	–	Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008 (the “2007 Stock Option Plan”).		10	000-53629	10.17	04/17/09

10.20*	–	PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	08/31/09

10.21*		First Amendment to PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	11/10/11

10.22*	–	PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.2	03/23/10

10.23*	–	PNB Financial Bank Supplemental Executive Pension Plan, effective as of January 1, 2008.		10	000-53629	10.18	04/17/09

10.24*	–	First Amendment to PlainsCapital Bank Supplemental Executive Pension Plan, effective as of March 19, 2009.		10	000-53629	10.19	04/17/09

10.25*	–	Plains Capital Corporation Employee Stock Ownership Plan, effective January 1, 2004 and as amended and restated as of January 1, 2006.		10	000-53629	10.20	04/17/09

10.26*	–	First Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, effective as of January 1, 2007.		10	000-53629	10.21	04/17/09

10.27*	–	Second Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, dated as of December 1, 2008.		10	000-53629	10.22	04/17/09

10.28*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Huffines, Schaffner and White on December 17, 2008.		10	000-53629	10.23	04/17/09

10.29*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Mr. Feinberg, effective as of December 31, 2008.		10	000-53629	10.24	04/17/09

10.30*	–	Form of Stock Option Agreement under the 1998 Incentive Stock Option Plan.		10	000-53629	10.26	04/17/09

10.31*	–	Form of Stock Option Agreement under the 2001 Incentive Stock Option Plan.		10	000-53629	10.27	04/17/09

10.32*	–	Form of Stock Option Agreement under the 2003 Incentive Stock Option Plan.		10	000-53629	10.28	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.33*	–	Form of Stock Option Agreement under the 2005 Incentive Stock Option Plan.		10	000-53629	10.29	04/17/09

10.34*	–	Form of Stock Option Agreement under the 2007 Stock Option Plan.		10	000-53629	10.30	04/17/09

10.35*		Form of Incentive Stock Option Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.2	11/10/11

10.36*		Form of Nonqualified Stock Option Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.3	11/10/11

10.37*		Form of Restricted Stock Award Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.4	11/10/11

10.38*		Form of Restricted Stock Unit Award Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.5	11/10/11

10.39*	–	Form of Restricted Stock Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.3	03/23/10

10.40*	–	Form of Restricted Stock Unit Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.4	03/23/10

10.41	–	Amended and Restated Subordinate Credit Agreement, dated as of December 19, 2007, between JP Morgan Chase Bank, N.A. and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.31	04/17/09

10.42	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.32	10/21/09

10.43	–	Third Amended and Restated Subordinate Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.33	10/21/09

10.44	–	Amended and Restated Loan Agreement, dated as of October 1, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.33	04/17/09

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.45	–	First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2002, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.34	04/17/09

10.46	–	Second Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.35	04/17/09

10.47	–	Third Amendment to Amended and Restated Loan Agreement, dated as of June 1, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.36	04/17/09

10.48	–	Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 21, 2005, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.37	04/17/09

10.49	–	Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 16, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.38	04/17/09

10.50	–	Sixth Amendment to Amended and Restated Loan Agreement, dated as of December 19, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.39	04/17/09

10.51	–	Seventh Amendment to Amended and Restated Loan Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.41	10/21/09

10.52	–	Eighth Amendment to Amended and Restated Loan Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	04/29/10

10.53	–	Ninth Amendment to Amended and Restated Loan Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/05/10

10.54	–	Tenth Amendment to Amended and Restated Loan Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.1	01/25/11

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.55	–	Eleventh Amendment to Amended and Restated Loan Agreement, dated as of July 26, 2011, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/01/11

10.56	–	Commercial Pledge and Security Agreement, dated as of November 1, 2000, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) for the benefit of JPMorgan Chase Bank, NA (f/k/a Bank One, Texas N.A.).		10	000-53629	10.40	04/17/09

10.57	–	Sixth Amended and Restated Promissory Note, dated as of July 26, 2011, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	08/01/11

10.58	–	Loan Agreement, dated as of September 22, 2004, between JPMorgan Chase Bank, NA (f/k/a Bank One, NA) and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.42	04/17/09

10.59	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.45	10/21/09

10.60	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.6	08/05/10

10.61	–	Renewal, Extension and Modification Agreement, dated as of July 26, 2011, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.5	08/01/11

10.62	–	Third Amended and Restated Promissory Note, dated as of July 26, 2011, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.6	08/01/11

10.63	–	Loan Agreement, dated as of October 27, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.44	04/17/09

10.64	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.48	10/21/09

10.65	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.8	08/05/10

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.66	–	Fourth Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.9	08/05/10

10.67	–	Credit Agreement, dated as of October 13, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, N.A.		10	000-53629	10.47	04/17/09

10.68	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.51	10/21/09

10.69	–	Modification Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.2	04/29/10

10.70	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.3	08/05/10

10.71	–	Modification Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	01/25/11

10.72	–	Renewal, Extension and Modification Agreement, dated as of July 26, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.3	08/01/11

10.73	–	Fourth Amended and Restated Promissory Note, dated as of July 26, 2011, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.4	08/01/11

10.74	–	Office Lease, dated as of February 7, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.49	04/17/09

10.75	–	First Amendment to Office Lease, dated as of April 3, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.50	04/17/09

10.76	–	Second Amendment to Office Lease, dated as of November 14, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and H/H Victory Holdings, L.P.		10	000-53629	10.51	04/17/09

10.77	–	Securities Purchase Agreement, dated as of September 27, 2011, between PlainsCapital Corporation and the Secretary of the Treasury.		8-K	000-53629	10.1	09/28/11

Exhibit No.		Exhibit Description	Filed Herewith	Incorporated by Reference
				Form	File No.	Exhibit	Filing Date
10.78	–	Repurchase Letter, dated as of September 27, 2011, between PlainsCapital Corporation and the United Stated Department of the Treasury.		8-K	000-53629	10.2	09/28/11

21.1	–	Subsidiaries of PlainsCapital Corporation.	X

23.1	–	Consent of Ernst & Young LLP.	X

24.1	–	Power of Attorney.	X

31.1	–	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	–	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1	–	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.	X

99.2	–	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.	X

101.INS**		XBRL Instance Document.	X

101.SCH**		XBRL Taxonomy Extension Schema Document.	X

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document.	X

* Management contract or compensatory plan or arrangement.

**     In accordance with Rule 406T of Regulation S-T, the information in these exhibits is “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing