Form 10-Q
period 2012-03-31
PLAINSCAPITAL CORP
filed 2012-05-09
CIK 822083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, there were 34,444,693 shares of the registrant’s Original Common Stock, $0.001 par value, and 0 shares of the registrant’s Common Stock, $0.001 par value, outstanding, including 2,379,636 shares of Original Common Stock that participate in dividends but are not defined as outstanding under generally accepted accounting principles.

PlainsCapital Corporation

Quarterly Report on Form 10-Q for the period ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PlainsCapital Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31. 2012	December 31,
	(Unaudited)	2011
	(In thousands)
Assets
Cash and due from banks	$244,864	$344,647
Federal funds sold and securities purchased under agreements to resell	19,858	3,347
Loans held for sale	853,801	776,372
Securities
Trading, at fair market value	66,804	58,957
Available for sale, amortized cost $610,257 and $594,287, respectively	616,609	601,086
Held to maturity, fair market value $184,433 and $188,736, respectively	175,647	179,710

	859,060	839,753
Loans, net of unearned income	3,330,664	3,351,167
Allowance for loan losses	(61,409)	(67,495)

Loans, net	3,269,255	3,283,672

Broker-dealer and clearing organization receivables	196,990	111,690
Fee award receivable	17,706	18,002
Investment in unconsolidated subsidiaries	2,012	2,012
Premises and equipment, net	92,335	92,906
Accrued interest receivable	15,313	16,175
Other real estate owned	23,590	30,254
Goodwill, net	35,880	35,880
Other intangible assets, net	10,997	11,385
Other assets	145,896	133,925

Total assets	$5,787,557	$5,700,020

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$265,036	$328,858
Interest-bearing	3,903,740	3,917,348

Total deposits	4,168,776	4,246,206

Broker-dealer and clearing organization payables	220,012	186,483
Short-term borrowings	606,774	476,439
Capital lease obligations	12,008	12,121
Notes payable	51,828	54,966
Junior subordinated debentures	67,012	67,012
Other liabilities	120,185	137,509

Total liabilities	5,246,595	5,180,736

Commitments and contingencies

Shareholders’ equity
PlainsCapital Corporation shareholders’ equity
Preferred stock, $1.00 par value per share, authorized 50,000,000 shares; Series C, 114,068 shares issued	114,068	114,068
Original Common Stock, $0.001 par value per share, authorized 100,000,000 shares; 32,255,311 and 31,920,732 shares issued, respectively	32	32
Common Stock, $0.001 par value per share, authorized 150,000,000 shares; 0 shares issued	—	—
Surplus	159,835	156,123
Retained earnings	262,411	244,291
Accumulated other comprehensive income	4,857	4,587

	541,203	519,101
Unearned ESOP shares (190,254 shares)	(2,070)	(2,070)

Total PlainsCapital Corporation shareholders’ equity	539,133	517,031
Noncontrolling interest	1,829	2,253

Total shareholders’ equity	540,962	519,284

Total liabilities and shareholders’ equity	$5,787,557	$5,700,020

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Income—Unaudited

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans, including fees	$48,600	$42,204
Securities
Taxable	3,412	4,606
Tax-exempt	2,475	2,387
Federal funds sold and securities purchased under agreements to resell	86	1,092
Interest-bearing deposits with banks	173	314
Other	1,810	1,400

Total interest income	56,556	52,003

Interest expense
Deposits	5,265	7,528
Short-term borrowings	428	398
Capital lease obligations	143	136
Notes payable	723	810
Junior subordinated debentures	648	621
Other	140	85

Total interest expense	7,347	9,578

Net interest income	49,209	42,425
Provision for loan losses	2,221	6,500

Net interest income after provision for loan losses	46,988	35,925

Noninterest income
Service charges on depositor accounts	2,096	1,842
Net gains from sale of loans	99,718	44,334
Mortgage loan origination fees	18,325	17,292
Trust fees	1,031	1,006
Investment advisory fees and commissions	17,453	12,011
Securities brokerage fees and commissions	7,142	6,186
Other	4,341	2,669

Total noninterest income	150,106	85,340

Noninterest expense
Employees’ compensation and benefits	105,774	66,346
Occupancy and equipment, net	17,082	15,398
Professional services	8,175	6,046
Deposit insurance premiums	996	1,856
Repossession and foreclosure, net of recoveries	5,918	1,880
Other	26,157	17,515

Total noninterest expense	164,102	109,041

Income before income taxes	32,992	12,224
Income tax provision	11,254	4,508

Net income	21,738	7,716
Less: Net income attributable to noncontrolling interest	481	122

Net income attributable to PlainsCapital Corporation	21,257	7,594
Dividends on preferred stock and other	1,094	1,400

Income applicable to PlainsCapital Corporation common shareholders	$20,163	$6,194

Earnings per share
Basic	$0.61	$0.19

Diluted	$0.59	$0.18

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income—Unaudited

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$21,738	$7,716
Other comprehensive income (loss)
Unrealized losses on securities available for sale, net of tax of $98 and $2,138	(182)	(3,982)
Unrealized gains on securities held in trust for the Supplemental Executive
Retirement Plan, net of tax of $244 and $104	452	193
Unrealized loss on customer-related cash flow hedges, net of tax of $0 and $18	—	(34)

Comprehensive income	22,008	3,893
Less: comprehensive income attributable to noncontrolling interest	481	122

Comprehensive income applicable to PlainsCapital Corporation common shareholders	$21,527	$3,771

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity—Unaudited

	PlainsCapital Corporation Shareholders
	Preferred Stock		Common Stock			Retained	Accumulated Other Comprehensive	Unearned ESOP	Noncontrolling
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Interest	Total
	(In thousands, except share and per share amounts)
Balance, January 1, 2011	92,013	$89,193	31,780,828	$32	$153,289	$206,786	$(281)	$(2,528)	$785	$447,276
Stock option plans’ activity, including compensation expense	—	—	2,246	—	34	—	—	—	—	34
Vesting of stock-based compensation	—	—	83,713	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	451	—	—	—	—	451
ESOP activity	—	—	—	—	—	—	—	—	—	—
Dividends on common stock ($0.05 per share)	—	—	—	—	—	(1,702)	—	—	—	(1,702)
Dividends on preferred stock	—	—	—	—	—	(1,194)	—	—	—	(1,194)
Preferred stock discount and accretion	—	206	—	—	—	(206)	—	—	—	—
Cash received from noncontrolling interest	—	—	—	—	—	—	—	—	49	49
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(153)	(153)
Net income	—	—	—	—	—	7,594	—	—	122	7,716
Other comprehensive loss	—	—	—	—	—	—	(3,823)	—	—	(3,823)

Balance, March 31, 2011	92,013	$89,399	31,866,787	$32	$153,774	$211,278	$(4,104)	$(2,528)	$803	$448,654

Balance, January 1, 2012	114,068	$114,068	31,920,732	$32	$156,123	$244,291	$4,587	$(2,070)	$2,253	$519,284
Stock option plans’ activity, including compensation expense	—	—	80,579	—	539	—	—	—	—	539
Vesting of stock-based compensation	—	—	75,429	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	673	—	—	—	—	673
ESOP activity	—	—	178,571	—	2,500	12	—	—	—	2,512
Dividends on common stock ($0.06 per share)	—	—	—	—	—	(2,055)	—	—	—	(2,055)
Dividends on preferred stock	—	—	—	—	—	(1,094)	—	—	—	(1,094)
Cash received from noncontrolling interest	—	—	—	—	—	—	—	—	110	110
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(1,015)	(1,015)
Net income	—	—	—	—	—	21,257	—	—	481	21,738
Other comprehensive income	—	—	—	—	—	—	270	—	—	270

Balance, March 31, 2012	114,068	$114,068	32,255,311	$32	$159,835	$262,411	$4,857	$(2,070)	$1,829	$540,962

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$21,738	$7,716
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	2,221	6,500
Net losses on other real estate owned	5,474	1,460
Depreciation and amortization	6,339	8,584
Stock-based compensation expense	673	470
Loss on sale of premises and equipment	44	5
Stock dividends received on securities	(4)	(7)
Deferred income taxes	73	5,176
Net change in prepaid FDIC assessments	915	1,566
Net change in assets segregated for regulatory purposes	—	(13,000)
Net change in trading securities	(7,847)	(25,705)
Net change in broker-dealer and clearing organization receivables	(85,300)	(32,557)
Net change in fee award receivable	296	312
Net change in broker-dealer and clearing organization payables	33,529	42,355
Net change in other assets	(5,875)	(5,313)
Net change in other liabilities	(15,954)	(59,141)
Net gains from sale of loans	(99,718)	(44,334)
Loans originated for sale	(2,733,126)	(1,471,560)
Proceeds from loans sold	2,750,386	1,536,012

Net cash provided by (used in) operating activities	(126,136)	(41,461)

Investing Activities
Net change in securities purchased under resale agreements	(4,028)	75,402
Proceeds from maturities and principal reductions of securities held to maturity	4,172	9,083
Proceeds from sales, maturities and principal reductions of securities available for sale	98,876	98,256
Purchases of securities held to maturity	—	(1,031)
Purchases of securities available for sale	(116,384)	(265,372)
Net change in loans	11,498	144,451
Purchases of premises and equipment and other assets	(5,102)	(17,471)
Proceeds from sales of premises and equipment and other real estate owned	2,237	6,258
Net cash received (paid) for Federal Home Loan Bank and Federal Reserve Bank stock	4	2,164

Net cash provided by (used in) investing activities	(8,727)	51,740

Financing Activities
Net change in deposits	(77,430)	193,731
Net change in short-term borrowings	130,335	(89,207)
Proceeds from notes payable	—	1,500
Payments on notes payable	(3,138)	(3,081)
Proceeds from issuance of common stock	3,039	15
Dividends paid	(4,225)	(2,896)
Net cash received from (distributed to) noncontrolling interest	(905)	(104)
Other, net	(113)	(114)

Net cash provided by (used in) financing activities	47,563	99,844

Net change in cash and cash equivalents	(87,300)	110,123
Cash and cash equivalents at beginning of period	347,189	359,335

Cash and cash equivalents at end of period	$259,889	$469,458

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$7,801	$11,482

Income taxes	$4,134	$1,090

Supplemental Schedule of Noncash Activities
Conversion of loans to other real estate owned	$1,007	$2,568

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Interim Financial Statements – Unaudited

March 31, 2012

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The unaudited consolidated financial statements of PlainsCapital Corporation, a Texas corporation, and its subsidiaries (“we,” “us,” “our,” “our company,” or “PlainsCapital”) for the three month periods ended March 31, 2012 and 2011 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The consolidated interim financial statements of PlainsCapital and subsidiaries are unaudited, but in the opinion of management, contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results of the interim periods presented. The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the SEC. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 16, 2012. Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period. PlainsCapital has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

PlainsCapital owns 100% of the outstanding stock of PlainsCapital Bank (the “Bank”) and 100% of the membership interest in PlainsCapital Equity, LLC. PlainsCapital owns a 69.7% membership interest in Hester Capital Management, LLC (“Hester Capital”). The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”), PNB Aero Services, Inc. and PCB-ARC, Inc. The Bank has a 100% membership interest in First Southwest Holdings, LLC (“First Southwest”) and PlainsCapital Securities, LLC, as well as a 51% voting interest in PlainsCapital Insurance Services, LLC.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for loan losses and the valuation of certain investments are particularly subject to change.

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

Comprehensive Income

PlainsCapital’s comprehensive income consists of its net income and unrealized holding gains (losses) on its available for sale securities, including securities for which the credit portion of an other-than-temporary impairment (“OTTI”) has been recognized in earnings, and investments held in trust for the Supplemental Executive Retirement Plan.

The components of accumulated other comprehensive income (“AOCI”) at March 31, 2012 and December 31, 2011 are shown in the following table (in thousands, net of taxes):

	March 31, 2012	December 31, 2011
Unrealized gain on securities available for sale	$4,795	$5,718
Unrealized loss on securities for which the credit portion of an
OTTI has been recognized in earnings	(687)	(1,428)
Unrealized gain on securities held in trust for the Supplemental
Executive Retirement Plan	749	297

	$4,857	$4,587

1. Summary of Significant Accounting and Reporting Policies (continued)

Reclassification

Certain items in the 2011 financial statements have been reclassified to conform to the 2012 presentation.

2. Securities

The amortized cost and fair value of securities, excluding trading securities, as of March 31, 2012, and December 31, 2011 are summarized as follows (in thousands):

	Available for Sale
		Recognized in AOCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI	Fair Value
As of March 31, 2012
U. S. government agencies
Bonds	$244,485	$190	$(1,406)	$—	$243,269
Mortgage-backed securities	33,690	2,331	(74)	—	35,947
Collateralized mortgage obligations	216,993	1,891	(589)	—	218,295
States and political subdivisions	68,547	5,056	(23)	—	73,580
Auction rate bonds	46,542	—	—	(1,024)	45,518

Totals	$610,257	$9,468	$(2,092)	$(1,024)	$616,609

As of December 31, 2011
U. S. government agencies
Bonds	$183,191	$659	$—	$—	$183,850
Mortgage-backed securities	33,897	2,456	(83)	—	36,270
Collateralized mortgage obligations	260,878	2,284	(1,084)	—	262,078
States and political subdivisions	69,779	4,613	(48)	—	74,344
Auction rate bonds	46,542	—	—	(1,998)	44,544

Totals	$594,287	$10,012	$(1,215)	$(1,998)	$601,086

	Held to Maturity
	Amortized Cost	OTTI Unrealized Loss Recognized in AOCI	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2012
U. S. government agencies
Mortgage-backed securities	$6,135	$—	$6,135	$528	$(6)	$6,657
Collateralized mortgage obligations	14,459	—	14,459	313	(47)	14,725
States and political subdivisions	109,704	—	109,704	7,625	(6)	117,323
Auction rate bonds	45,383	(34)	45,349	379	—	45,728

Totals	$175,681	$(34)	$175,647	$8,845	$(59)	$184,433

As of December 31, 2011
U. S. government agencies
Mortgage-backed securities	$6,639	$—	$6,639	$547	$(6)	$7,180
Collateralized mortgage obligations	15,974	—	15,974	419	(88)	16,305
States and political subdivisions	111,924	—	111,924	7,209	(10)	119,123
Auction rate bonds	45,372	(199)	45,173	955	—	46,128

Totals	$179,909	$(199)	$179,710	$9,130	$(104)	$188,736

In the previous table, amounts shown as unrealized losses recognized in AOCI resulting from OTTI relate to OTTI recognized on auction rate bonds classified both as available for sale and held to maturity during the year ended December 31, 2011. The Bank did not incur OTTI in either of the three months ended March 31, 2012 or 2011.

2. Securities (continued)

Information regarding securities, including those for which the credit-related portion of an OTTI has been recorded in earnings, which were in an unrealized loss position as of March 31, 2012 and December 31, 2011, is shown in the following tables (dollars in thousands):

	As of March 31, 2012			As of December 31, 2011
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale
U. S. government agencies
Bonds
Unrealized loss for less than twelve months	20	$203,143	$1,406	—	$—	$—
Unrealized loss for more than twelve months	—	—	—	—	—	—

	20	203,143	1,406	—	—	—
Mortgage-backed securities
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for more than twelve months	1	4,370	74	1	4,404	83

	1	4,370	74	1	4,404	83
Collateralized mortgage obligations
Unrealized loss for less than twelve months	16	99,869	589	15	106,887	1,083
Unrealized loss for more than twelve months	—	—	—	1	552	1

	16	99,869	589	16	107,439	1,084
States and political subdivisions
Unrealized loss for less than twelve months	1	126	7	3	635	13
Unrealized loss for more than twelve months	1	1,535	16	4	4,380	35

	2	1,661	23	7	5,015	48
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for more than twelve months	2	23,047	1,046	3	44,544	1,998

	2	23,047	1,046	3	44,544	1,998
Total available for sale
Unrealized loss for less than twelve months	37	303,138	2,002	18	107,522	1,096
Unrealized loss for more than twelve months	4	28,952	1,136	9	53,880	2,117

	41	$332,090	$3,138	27	$161,402	$3,213

Held to maturity
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	1	$491	$6	1	$491	$6
Unrealized loss for more than twelve months	—	—	—	—	—	—

	1	491	6	1	491	6
Collateralized mortgage obligations
Unrealized loss for less than twelve months	1	4,962	47	1	5,337	88
Unrealized loss for more than twelve months	—	—	—	—	—	—

	1	4,962	47	1	5,337	88
States and political subdivisions
Unrealized loss for less than twelve months	3	1,467	1	—	—	—
Unrealized loss for more than twelve months	1	206	5	6	2,498	10

	4	1,673	6	6	2,498	10
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for more than twelve months	1	4,494	43	2	10,081	199

	1	4,494	43	2	10,081	199
Total held to maturity
Unrealized loss for less than twelve months	5	6,920	54	2	5,828	94
Unrealized loss for more than twelve months	2	4,700	48	8	12,579	209

	7	$11,620	$102	10	$18,407	$303

As noted above, the Bank has incurred OTTI on securities classified both as held to maturity and available for sale. Subject to the discussion of OTTI above, management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Bank expects to receive full value for the securities. As of March 31, 2012, management does not intend to sell any of the securities classified as available for sale in the previous table and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. As of March 31, 2012 and December 31, 2011, the securities included in the previous table represented 42.91% and 22.77%, respectively, of the fair value of the Bank’s securities portfolio. At March 31, 2012 and December 31, 2011, total impairment represented 0.94% and 1.96%, respectively, of the fair value of the underlying securities, and 0.40% and 0.45%, respectively, of the fair value of the Bank’s securities portfolio. Management believes the other impairments detailed in the table are temporary and relate primarily to changes in interest rates and liquidity as of March 31, 2012.

2. Securities (continued)

The following table provides details regarding the amounts of credit-related OTTI recognized in earnings (in thousands):

	March 31, 2012	December 31, 2011
Balance at beginning of period	$5,305	$—
Additions for credit-related OTTI not previously recognized	—	5,305

Balance at end of period	$5,305	$5,305

The amortized cost and fair value of securities, excluding trading securities, as of March 31, 2012 are shown by contractual maturity below (in thousands).

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due in one year or less	$2,136	$2,145	$5,623	$5,703
Due after one year through five years	12,970	13,179	4,333	4,501
Due after five years through ten years	666	685	14,486	15,163
Due after ten years	343,802	346,358	130,612	137,684

	359,574	362,367	155,054	163,051

Mortgage-backed securities	33,690	35,947	6,135	6,657
Collateralized mortgage obligations	216,993	218,295	14,458	14,725

	$610,257	$616,609	$175,647	$184,433

The Bank did not sell securities in either of the three months ended March 31, 2012 or 2011. The Bank determines the cost of securities sold by specific identification.

FSC realized net gains on its trading securities portfolio of $1.2 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively.

Securities with a carrying amount of approximately $680.4 million and $685.9 million (fair value of approximately $665.1 million and $624.4 million) at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

3. Loans and Allowance for Loan Losses

Loans summarized by category as of March 31, 2012 and December 31, 2011, are as follows (in thousands):

	March 31, 2012	December 31, 2011
Commercial and industrial
Commercial	$1,464,898	$1,473,564
Lease financing	29,425	32,604
Securities (primarily margin loans)	314,830	319,895
Real estate	1,212,272	1,221,726
Construction and land development	281,847	273,949
Consumer	27,392	29,429

	3,330,664	3,351,167
Allowance for loan losses	(61,409)	(67,495)

	$3,269,255	$3,283,672

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

Underwriting procedures address financial components based on the size or complexity of the credit. The financial components include, but are not limited to, current and projected global cash flows, shock analysis and/or stress testing, and trends in appropriate balance sheet and income statement ratios. Collateral analysis includes a complete description of the collateral, as well as determining values, monitoring requirements, loan to value ratios, concentration risk, appraisal requirements and other information relevant to the collateral being pledged. Guarantor analysis includes liquidity and global cash flow analysis based on the significance the guarantors are expected to serve as secondary repayment sources. PlainsCapital’s underwriting standards are governed by adherence to its loan policy. The loan policy provides for specific guidelines by portfolio segment, including commercial and industrial, real estate, construction and land development, and consumer loans. Within each individual portfolio segment, permissible and impermissible loan types are explicitly outlined. Within the loan types, minimum requirements for the underwriting factors listed above are provided.

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

3. Loans and Allowance for Loan Losses (continued)

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”) and partially charged-off loans. Impaired loans as of March 31, 2012 and December 31, 2011 are summarized by class in the following tables (in thousands):

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of March 31, 2012
Commercial and industrial
Secured by receivables	$15,249	$11,797	$—	$11,797	$—	$12,352
Secured by equipment	917	917	—	917	—	590
Unsecured	6,663	1,816	—	1,816	—	2,285
Lease financing	877	877	—	877	—	1,219
All other commercial and industrial	2,729	1,859	870	2,729	—	2,789
Real estate
Secured by commercial properties	32,464	20,786	7,297	28,083	1,692	28,333
Secured by residential properties	10,722	6,253	3,285	9,538	232	9,529
Construction and land development
Residential construction loans	482	482	—	482	—	1,072
Commercial construction loans and land development	27,956	19,382	—	19,382	—	21,996
Consumer	—	—	—	—	—	—

	$98,059	$64,169	$11,452	$75,621	$1,924	$80,165

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2011
Commercial and industrial
Secured by receivables	$13,991	$11,037	$1,869	$12,906	$392	$14,275
Secured by equipment	263	263	—	263	—	569
Unsecured	6,753	192	2,561	2,753	837	1,431
Lease financing	1,561	1,561	—	1,561	—	3,795
All other commercial and industrial	2,848	1,963	885	2,848	—	5,384
Real estate
Secured by commercial properties	32,888	16,547	12,035	28,582	2,664	22,570
Secured by residential properties	10,812	9,519	—	9,519	—	9,720
Construction and land development
Residential construction loans	1,662	1,662	—	1,662	—	1,747
Commercial construction loans and land development	28,547	6,690	17,920	24,610	4,894	41,064
Consumer	—	—	—	—	—	18

	$99,325	$49,434	$35,270	$84,704	$8,787	$100,573

Interest income recorded on accruing impaired loans was approximately $0.1 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. Interest income recorded on non-accrual loans for the three months ended March 31, 2012 and 2011 was nominal. At March 31, 2012, PlainsCapital had no unadvanced commitments to borrowers whose loans have been restructured in TDRs.

3. Loans and Allowance for Loan Losses (continued)

Non-accrual loans as of March 31, 2012 and December 31, 2011 are summarized by class in the following table (in thousands):

	March 31, 2012	December 31, 2011
Commercial and industrial
Secured by receivables	$11,797	$12,707
Secured by equipment	917	263
Unsecured	1,816	2,720
Lease financing	877	1,561
All other commercial and industrial	897	1,000
Real estate
Secured by commercial properties	25,215	26,611
Secured by residential properties	7,924	4,612
Construction and land development
Residential construction loans	482	1,465
Commercial construction loans and land development	19,153	24,376
Consumer	—	—

	$69,078	$75,315

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

PlainsCapital did not grant any TDRs during the three months ended March 31, 2012. None of the TDRs granted during the twelve months preceding March 31, 2012 had a payment that was at least 30 days past due during the three months ended March 31, 2012.

3. Loans and Allowance for Loan Losses (continued)

An analysis of the aging of PlainsCapital’s loan portfolio as of March 31, 2012 and December 31, 2011 is shown in the following tables (in thousands):

	Loans Past Due 30-89 Days	Loans Past Due 90 Days or More	Total Past Due Loans	Current Loans	Total Loans
As of March 31, 2012
Commercial and industrial
Secured by receivables	$3,938	$8,872	$12,810	$684,477	$697,287
Secured by equipment	1,117	211	1,328	153,513	154,841
Unsecured	85	96	181	117,597	117,778
Lease financing	1,120	877	1,997	27,428	29,425
All other commercial and industrial	308	870	1,178	808,644	809,822
Real estate
Secured by commercial properties	2,744	18,212	20,956	914,845	935,801
Secured by residential properties	5,794	4,163	9,957	266,514	276,471
Construction and land development
Residential construction loans	1,458	—	1,458	46,716	48,174
Commercial construction loans and land development	2,334	18,826	21,160	212,513	233,673
Consumer	102	—	102	27,290	27,392

	$19,000	$52,127	$71,127	$3,259,537	$3,330,664

	Loans Past Due 30-89 Days	Loans Past Due 90 Days or More	Total Past Due Loans	Current Loans	Total Loans
As of December 31, 2011
Commercial and industrial
Secured by receivables	$2,168	$7,961	$10,129	$685,075	$695,204
Secured by equipment	1,151	218	1,369	133,290	134,659
Unsecured	34	8	42	113,481	113,523
Lease financing	2,965	1,561	4,526	28,078	32,604
All other commercial and industrial	5,119	968	6,087	843,986	850,073
Real estate
Secured by commercial properties	531	19,105	19,636	921,613	941,249
Secured by residential properties	3,604	3,924	7,528	272,949	280,477
Construction and land development
Residential construction loans	1,745	—	1,745	46,810	48,555
Commercial construction loans and land development	43	24,164	24,207	201,187	225,394
Consumer	79	—	79	29,350	29,429

	$17,439	$57,909	$75,348	$3,275,819	$3,351,167

No accruing loans were 90 or more days past due at either March 31, 2012 or December 31, 2011.

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

Special Mention – A “Special Mention” asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset and weaken the Bank’s credit position at some future date. Special Mention assets are not adversely classified and are deemed not to expose the Bank to sufficient risk to require adverse classification.

3. Loans and Allowance for Loan Losses (continued)

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

The following tables present the internal risk grades of loans, as previously described, in the portfolio as of March 31, 2012 and December 31, 2011 by class (in thousands):

	Pass	Special Mention	Substandard	Total
As of March 31, 2012
Commercial and industrial
Secured by receivables	$667,910	$1,204	$28,173	$697,287
Secured by equipment	152,692	—	2,149	154,841
Unsecured	115,962	—	1,816	117,778
Lease financing	26,072	—	3,353	29,425
All other commercial and industrial	785,935	85	23,802	809,822
Real estate
Secured by commercial properties	900,404	3,242	32,155	935,801
Secured by residential properties	266,503	—	9,968	276,471
Construction and land development
Residential construction loans	47,692	—	482	48,174
Commercial construction loans and land development	207,612	—	26,061	233,673
Consumer	27,392	—	—	27,392

	$3,198,174	$4,531	$127,959	$3,330,664

	Pass	Special Mention	Substandard	Total
As of December 31, 2011
Commercial and industrial
Secured by receivables	$661,269	$1,501	$32,434	$695,204
Secured by equipment	132,344	—	2,315	134,659
Unsecured	110,287	—	3,236	113,523
Lease financing	28,530	—	4,074	32,604
All other commercial and industrial	826,138	241	23,694	850,073
Real estate
Secured by commercial properties	908,267	272	32,710	941,249
Secured by residential properties	271,533	544	8,400	280,477
Construction and land development
Residential construction loans	47,090	—	1,465	48,555
Commercial construction loans and land development	194,664	2,736	27,994	225,394
Consumer	29,429	—	—	29,429

	$3,209,551	$5,294	$136,322	$3,351,167

3. Loans and Allowance for Loan Losses (continued)

Net investment in lease financing at March 31, 2012 and December 31, 2011 is shown in the following table (in thousands).

	March 31,	December 31,
	2012	2011
Future minimum lease payments	$29,933	$33,565
Unguaranteed residual value	150	136
Guaranteed residual value	2,269	2,333
Initial direct costs, net of amortization	58	79
Unearned income	(2,985)	(3,509)

	$29,425	$32,604

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

It is management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Receivables and Contingencies Topics of the ASC. Estimated credit losses are the probable current amount of loans that we will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan or portion thereof, is uncollectible, the loan, or portion thereof, is charged off against the allowance for loan losses. Any subsequent recovery of charged-off loans is added back to the allowance for loan losses.

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

We design our loan review program to identify and monitor problem loans by maintaining a credit grading process, ensuring that timely and appropriate changes are made to the loans with assigned risk grades and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless the loan is both well secured and in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review all loan relationships over $0.2 million that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve and additional relationships necessary to achieve adequate coverage of our various lending markets.

3. Loans and Allowance for Loan Losses (continued)

Homogenous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. As of March 31, 2012, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance.

Changes in the allowance for loan losses, distributed by portfolio segment, were as follows (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Three Months Ended March 31, 2012
Balance at beginning of period	$38,196	$15,703	$13,268	$328	$—	$67,495
Provision charged to operations	1,108	(740)	2,057	(204)	—	2,221
Loans charged off	(3,982)	(163)	(4,637)	(17)	—	(8,799)
Recoveries on charged off loans	459	17	1	15	—	492

Balance at end of period	$35,781	$14,817	$10,689	$122	$—	$61,409

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Three Months Ended March 31, 2011
Balance at beginning of period	$41,687	$11,732	$11,227	$523	$—	$65,169
Provision charged to operations	3,024	(188)	3,575	(35)	124	6,500
Loans charged off	(4,055)	(417)	(1,571)	(63)	—	(6,106)
Recoveries on charged off loans	206	149	5	17	—	377

Balance at end of period	$40,862	$11,276	$13,236	$442	$124	$65,940

As of March 31, 2012 and December 31, 2011, the loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of March 31, 2012
Loans individually evaluated for impairment	$18,136	$37,621	$19,864	$—	$75,621
Loans collectively evaluated for impairment	1,791,017	1,174,651	261,983	27,392	3,255,043

	$1,809,153	$1,212,272	$281,847	$27,392	$3,330,664

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of December 31, 2011
Loans individually evaluated for impairment	$20,331	$38,101	$26,272	$—	$84,704
Loans collectively evaluated for impairment	1,805,732	1,183,625	247,677	29,429	3,266,463

	$1,826,063	$1,221,726	$273,949	$29,429	$3,351,167

3. Loans and Allowance for Loan Losses (continued)

As of March 31, 2012 and December 31, 2011, the allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of March 31, 2012
Loans individually evaluated for impairment	$—	$1,924	$—	$—	$1,924
Loans collectively evaluated for impairment	35,781	12,893	10,689	122	59,485

	$35,781	$14,817	$10,689	$122	$61,409

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of December 31, 2011
Loans individually evaluated for impairment	$1,229	$2,664	$4,894	$—	$8,787
Loans collectively evaluated for impairment	36,967	13,039	8,374	328	58,708

	$38,196	$15,703	$13,268	$328	$67,495

4. Deposits

Deposits at March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	March 31,	December 31,
	2012	2011
Noninterest-bearing demand	$265,036	$328,858
Interest-bearing:
NOW accounts	127,792	117,395
Money market	2,111,587	2,090,172
Brokered—money market	224,243	224,925
Demand	65,601	53,650
Savings	173,622	171,088
Time—$100,000 and over	828,104	840,837
Time—other	206,519	216,836
Brokered—time	166,272	202,445

	$4,168,776	$4,246,206

5. Short-Term Borrowings

Short-term borrowings at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31,	December 31,
	2012	2011
Federal funds purchased	$189,950	$211,025
Securities sold under agreements to repurchase	217,624	134,114
Federal Home Loan Bank (FHLB) notes	100,000	50,000
Short-term bank loans	99,200	81,300

	$606,774	$476,439

5. Short-Term Borrowings (continued)

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

	Three Months Ended March 31,
	2012	2011
Average balance during the period	$403,759	$480,141
Average interest rate during the period	0.22%	0.23%

	March 31,	December 31,
	2012	2011
Average interest rate at end of period	0.24%	0.20%
Securities underlying the agreements at end of period
Carrying value	$178,635	$95,993
Estimated fair value	$226,190	$142,866

The estimated fair value of securities underlying repurchase agreements above includes approximately $46.8 million of securities owned by FSC customers and pledged to FSC as collateral for margin loans as of March 31, 2012. FSC is permitted to sell or re-pledge customer securities held as collateral for margin loans under the terms of the margin loan agreements between FSC and its customers.

FHLB notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following table (dollar amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Average balance during the period	$25,549	$43,889
Average interest rate during the period	0.12%	0.42%

	March 31,	December 31,
	2012	2011
Average interest rate at end of period	0.10%	0.10%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts, and other short-term operating activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at March 31, 2012 and December 31, 2011 was 1.19% and 1.33%, respectively.

6. Notes Payable

Notes payable at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	$xxx,xxx,xxx	$xxx,xxx,xxx
	March 31,	December 31,
	2012	2011
Term note with JPMorgan Chase, due July 31, 2012. Principal payments of $0.9 million and interest are payable quarterly.	$15,045	$15,930
Revolving credit line with JPMorgan Chase not to exceed $5.0 million. Facility matures July 31, 2012 with interest payable quarterly.	5,000	5,000
Term note with JPMorgan Chase, due July 31, 2012. Principal payments of $0.5 million and interest are payable semi-annually.	2,000	2,500
Term note with JPMorgan Chase, due October 27, 2015. Principal payments of $25,000 and interest are payable quarterly.	425	450
Subordinated note with JPMorgan Chase, not to exceed $20 million. Facility matures October 27, 2015 with principal payments of $1.0 million and interest payable quarterly.	17,000	18,000
First Southwest nonrecourse notes, due January 25, 2035 with interest payable quarterly.	12,358	13,086

	$51,828	$54,966

The agreements underlying the JPMorgan Chase debt include certain restrictive covenants, including limitations on the ability to incur additional debt, limitations on the disposition of assets and requirements to maintain various financial ratios, including a non-performing asset ratio, at acceptable levels. At March 31, 2012, the Bank’s non-performing asset ratio was in compliance with the non-performing asset ratio covenant.

7. Income Taxes

PlainsCapital’s effective tax rate was 34.11% and 36.88% for the three months ended March 31, 2012 and 2011, respectively. The decrease in the effective tax rate was primarily due to lower non-deductible expenses in the three months ended March 31, 2012, compared to the same period in 2011. In addition, the effective tax rate for the three months ended March 31, 2011 was affected by certain discrete items recorded in the income tax provision in the first quarter of 2011.

PlainsCapital files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. PlainsCapital is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008. PlainsCapital is currently under examination for the 2009 tax year by the U.S. federal income tax authorities and does not anticipate any material adjustments to result from this examination.

8. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $25.5 million and $33.0 million at March 31, 2012 and December 31, 2011, respectively.

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

8. Commitments and Contingencies (continued)

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

Other Contingencies

PlainsCapital and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 16 years and under capital leases with remaining terms of 12 to 16 years. Future minimum payments under these leases have not changed significantly from the amounts reported at December 31, 2011 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 16, 2012. Rental expense under the operating leases was approximately $6.0 million and $5.6 million for the three months ended March 31, 2012 and 2011, respectively.

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

The Bank had in the aggregate outstanding unused commitments to extend credit of $920.0 million at March 31, 2012. The Bank had outstanding standby letters of credit of $45.8 million at March 31, 2012.

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

10. Stock-Based Compensation

The PlainsCapital Corporation 2009 Long-Term Incentive Plan (the “2009 LTIP”) allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of PlainsCapital, its subsidiaries and outside directors of PlainsCapital. The 2009 LTIP provides flexibility to PlainsCapital’s compensation methods in order to adapt the compensation of key employees and outside directors to a changing business environment. In the aggregate, 4.0 million shares of common stock may be delivered pursuant to awards granted under the 2009 LTIP.

In addition, the PlainsCapital Corporation 2010 Long-Term Incentive Plan (the “2010 Plan”) allowed for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of PlainsCapital, its subsidiaries and outside directors of PlainsCapital. The 2010 Plan terminated on March 18, 2012 as to all future awards.

At March 31, 2012, a total of 4.0 million shares were available for grant under the 2009 LTIP. PlainsCapital typically issues new shares upon issuance, exercise or vesting of equity-based awards.

Stock-based compensation cost was approximately $0.7 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, unrecognized cost related to unvested restricted stock and restricted stock units was $4.4 million and $4.9 million, respectively. The vesting of the unvested restricted stock and restricted stock units will automatically accelerate in full under certain conditions. Upon a change in control of PlainsCapital, the entire unrecognized cost related to both unvested restricted stock and restricted stock units would be recognized in noninterest expense immediately. If and when our common stock is listed and traded on an exchange registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the entire unrecognized cost related to unvested restricted stock would be recognized in noninterest expense immediately.

PlainsCapital approved the grant of 344,311 restricted stock units to certain employees effective April 1, 2012. The estimated grant date fair value of the restricted stock units is $4.8 million. The grants vest in 5 years and are subject to the accelerated vesting conditions discussed previously.

Information regarding unvested restricted stock and restricted stock units for the three months ended March 31, 2012 is as follows:

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, January 1	528,532	$11.45	590,149	$11.91
Granted	—	0.00	—	0.00
Vested	(75,429)	11.33	—	0.00
Cancellations and expirations	—	0.00	(3,500)	12.07

Outstanding, March 31	453,103	$11.46	586,649	$11.91

10. Stock-Based Compensation (continued)

Information regarding stock options for the three months ended March 31, 2012 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, January 1	647,053	$10.04
Exercised	(80,579)	6.69
Cancellations and expirations	(47,913)	9.89

Outstanding, March 31	518,561	$10.57

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

	At March 31, 2012
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$225,870	4%	$549,734	9.74%
Tier 1 capital (to risk-weighted assets)	175,957	4%	549,734	12.50%
Total capital (to risk-weighted assets)	351,913	8%	604,810	13.75%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$226,335	4%	$553,810	9.79%
Tier 1 capital (to risk-weighted assets)	176,422	4%	553,810	12.56%
Total capital (to risk-weighted assets)	352,844	8%	619,230	14.04%

	At December 31, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$219,660	4%	$536,274	9.77%
Tier 1 capital (to risk-weighted assets)	169,281	4%	536,274	12.67%
Total capital (to risk-weighted assets)	338,561	8%	589,365	13.93%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$220,103	4%	$532,025	9.67%
Tier 1 capital (to risk-weighted assets)	169,740	4%	532,025	12.54%
Total capital (to risk-weighted assets)	339,480	8%	596,057	14.05%

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

	At March 31, 2012
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$282,338	5%	$549,734	9.74%
Tier 1 capital (to risk-weighted assets)	263,935	6%	549,734	12.50%
Total capital (to risk-weighted assets)	439,891	10%	604,810	13.75%

	At December 31, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$274,575	5%	$536,274	9.77%
Tier 1 capital (to risk-weighted assets)	253,921	6%	536,274	12.67%
Total capital (to risk-weighted assets)	423,202	10%	589,365	13.93%

Pursuant to the net capital requirements of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At March 31, 2012, FSC had net capital of $58.4 million; the minimum net capital requirement was $4.1 million; net capital maintained by FSC was 28% of aggregate debits; and net capital in excess of the minimum requirement was $54.3 million.

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by both the United States Department of Housing and Urban Development (“HUD”) and the Government National Mortgage Association (“GNMA”). PrimeLending determines its compliance with the minimum net worth requirements on an annual basis. As of December 31, 2011, PrimeLending was required to have net worth of $1.0 million under HUD regulations, including $0.2 million of cash or cash equivalents, and $2.6 million under GNMA regulations, including approximately $0.5 million of cash or cash equivalents. As of December 31, 2011, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

12. Shareholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At March 31, 2012, approximately $62.9 million of retained earnings was available for dividend declaration without prior approval from the Federal Reserve.

At March 31, 2012, $114.1 million of our Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”) was outstanding under the Small Business Lending Fund program (the “SBLF”). The Series C Preferred Stock has an aggregate liquidation preference of approximately $114.1 million and qualifies as Tier 1 Capital for regulatory purposes.

The terms of the Series C Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis beginning January 1, 2012. The dividend rate, as a percentage of the liquidation amount, fluctuates while the Series C Preferred Stock is outstanding based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank from its average level of QSBL at each of the four quarter ends leading up to June 30, 2010 (the “Baseline”). Until March 2016, the dividend rate will generally decrease if we increase our level of QSBL from the Baseline and increase if we decrease our level of QSBL from the Baseline, subject to certain limitations described in the Certificate of Designations.

12. Shareholders’ Equity (continued)

The dividend rate on the Series C Preferred stock was 3.826% for the three months ended March 31, 2012. The dividend rate is 2.423% for the period from April 1, 2012 to June 30, 2012 as a result of increased levels of QSBL over the Baseline.

13. Assets Segregated for Regulatory Purposes

FSC was not required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 of the Exchange Act at March 31, 2012 or December 31, 2011. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2012 or December 31, 2011.

14. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Receivables
Securities borrowed	$127,361	$94,044
Securities failed to deliver	5,558	11,476
Clearing organizations	64,035	6,141
Due from dealers	36	29

	$196,990	$111,690

Payables
Securities loaned	$165,456	$120,658
Correspondents	51,774	56,645
Securities failed to receive	2,463	8,114
Clearing organizations	319	1,066

	$220,012	$186,483

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

15. Fair Value Measurements (continued)

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

At March 31, 2012, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $852.8 million, while the unpaid principal balance of those loans was $828.6 million. At December 31, 2011, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $775.3 million, while the unpaid principal balance of those loans was $752.8 million. The interest component of fair value is reported as interest income on loans in the income statement.

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

At March 31, 2012, the Bank held certain senior and subordinate auction rate bonds purchased as a result of the First Southwest acquisition. The estimated fair value of the auction rate bonds is determined quarterly with the assistance of a third-party valuation expert using significant unobservable inputs. We project cash flows from the bonds based on assumptions for expected workout period and the contractual rate formula specified in the bond indenture. The workout assumptions capture the expectations for prepayments on the underlying student loan collateral and the likelihood of possible redemptions by the issuer. The cash flows are then discounted to determine fair value. The components of the discounts rates are the risk free rate, a credit spread, and a liquidity spread. The credit spreads are derived from observed market spreads in the student loan ABS market. The liquidity spreads represent the estimated risk premium a willing buyer would demand to compensate for the lack of liquidity in the auction rate market. The fair value calculations are sensitive to the input assumptions. Higher credit spreads, higher liquidity spreads, or longer workout assumptions result in lower fair values. In addition, a credit rating downgrade by a Nationally Recognized Statistical Rating Organization could lead to higher credit spreads and lower fair values.

15. Fair Value Measurements (continued)

Information regarding the significant unobservable inputs used to estimate the fair value of the auction rate bonds at March 31, 2012 is shown in the following table.

	Liquidity Spread (bps)			Credit Spread (bps)			Workout (Years)
	Low	High	Weighted Avg	Low	High	Weighted Avg	Low	High	Weighted Avg
Senior Auction Rate Bonds	200	250	225	51	1217	159	4.0	5.0	4.5
Subordinate Auction Rate Bonds	200	250	225	274	1841	711	4.0	5.0	4.5

The following table reconciles the beginning and ending balances of assets measured at fair value using Level 3 inputs (in thousands).

Auction
Rate Bonds
Balance, January 1, 2012	$44,544
Unrealized gains in other comprehensive income, net	974

Balance, March 31, 2012	$45,518

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis, including changes in fair value for those instruments that are reported at fair value under an election under the Fair Value Option (in thousands).

	At March 31, 2012
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Loans held for sale	$—	$852,751	$—	$852,751
Securities available for sale	—	571,091	45,518	616,609
Trading securities	—	66,804	—	66,804
Derivative assets	—	11,491	—	11,491
Time deposits	—	1,094	—	1,094
Trading liabilities	—	5,218	—	5,218
Derivative liabilities	—	9	—	9

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
		Other	Total		Other	Total
	Net Gains from	Noninterest	Changes in	Net Gains from	Noninterest	Changes in
	Sale of Loans	Income	Fair Value	Sale of Loans	Income	Fair Value
Loans held for sale	$1,652	$—	$1,652	$568	$—	$568
Time deposits	—	4	4	—	(2)	(2)

PlainsCapital also determines the fair value of assets and liabilities on a non-recurring basis. For example, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans – PlainsCapital reports impaired loans at fair value through allocations of the allowance for loan losses. PlainsCapital determines fair value using Level 2 inputs consisting of independent appraisals. At March 31, 2012, loans with a carrying amount of $11.4 million had been reduced by allocations of the allowance for loan losses of $1.9 million, resulting in a reported fair value of $9.5 million.

Other Real Estate Owned – PlainsCapital reports other real estate owned at fair value less estimated cost to sell. Any excess of recorded investment over fair value less cost to sell is charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation adjustments are charged against earnings. PlainsCapital determines fair value using Level 2 inputs consisting of independent appraisals. At March 31, 2012, the estimated fair value of other real estate owned was $23.6 million.

15. Fair Value Measurements (continued)

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. The methods for determining estimated fair value for financial assets and liabilities is described in detail in Note 21 to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 16, 2012.

The estimated fair values of PlainsCapital’s financial instruments are shown below (in thousands):

	At March 31, 2012
		Estimated Fair Value
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial assets
Cash and short-term investments	$264,722	$264,722	$—	$—	$264,722
Loans held for sale	853,801	—	853,801	—	853,801
Securities	859,060	—	776,600	91,246	867,846
Loans, net	3,269,255	—	9,528	3,288,686	3,298,214
Broker-dealer and clearing organization receivables	196,990	—	196,990	—	196,990

Fee award receivable	17,706	—	17,706	—	17,706
Cash surrender value of life insurance policies	23,504	—	23,504	—	23,504
Interest rate swaps, interest rate lock commitments (“IRLCs”) and forward purchase commitments	11,491	—	11,491	—	11,491
Accrued interest receivable	15,313	—	15,313	—	15,313

Financial liabilities
Deposits	4,168,776	—	4,175,849	—	4,175,849
Broker-dealer and clearing organization payables	220,012	—	220,012	—	220,012
Other trading liabilities	5,218	—	5,218	—	5,218
Short-term borrowings	606,774	—	606,774	—	606,774
Debt	118,840	—	118,840	—	118,840

Forward purchase commitments	9	—	9	—	9
Accrued interest payable	2,498	—	2,498	—	2,498

	At December 31, 2011
		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs	Total
Financial assets
Cash and short-term investments	$347,994	$347,994	$—	$—	$347,994
Loans held for sale	776,372	—	776,372	—	776,372
Securities	839,753	—	758,107	90,672	848,779
Loans, net	3,283,672	—	26,483	3,276,102	3,302,585
Broker-dealer and clearing organization receivables	111,690	—	111,690	—	111,690

Fee award receivable	18,002	—	18,002	—	18,002
Cash surrender value of life insurance policies	23,122	—	23,122	—	23,122
Interest rate swaps, interest rate lock commitments (“IRLCs”) and forward purchase commitments	10,481	—	10,481	—	10,481
Accrued interest receivable	16,175	—	16,175	—	16,175

Financial liabilities
Deposits	4,246,206	—	4,255,639	—	4,255,639
Broker-dealer and clearing organization payables	186,483	—	186,483	—	186,483
Other trading liabilities	4,592	—	4,592	—	4,592
Short-term borrowings	476,439	—	476,439	—	476,439
Debt	121,978	—	121,978	—	121,978

Forward purchase commitments	3,642	—	3,642	—	3,642
Accrued interest payable	2,952	—	2,952	—	2,952

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

Derivative Instruments and the Fair Value Option

As discussed in Note 15, PrimeLending elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides PrimeLending the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. PrimeLending provides IRLCs to its customers and executes forward purchase commitments to sell mortgage loans. The fair values of both IRLCs and purchase commitments are recorded in other assets or other liabilities, as appropriate. For the three months ended March 31, 2012 and 2011, changes in the fair values of these derivative instruments produced net gains of approximately $4.7 million and $0.5 million, respectively. The net gains were recorded as a component of gain on sale of loans.

Derivative positions at March 31, 2012 and December 31, 2011 are presented in the following table (in thousands):

	At March 31, 2012		At December 31, 2011
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments
IRLCs	$869,766	$10,526	$687,890	$10,096
Interest rate swaps	1,969	71	1,969	82
Forward purchase commitments	992,283	885	675,794	(3,339)

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

The following tables present information about the revenues, profits and assets of PlainsCapital’s reportable segments (in thousands).

Income Statement Data

	$xxxx,xxxx,xxx	$xxxx,xxxx,xxx	$xxxx,xxxx,xxx	$xxxx,xxxx,xxx	$xxxx,xxxx,xxx
	Three Months Ended March 31, 2012
		Mortgage	Financial	Intercompany	PlainsCapital
	Banking	Origination	Advisory	Eliminations	Consolidated
Interest income	$54,446	$7,257	$4,038	$(9,185)	$56,556
Interest expense	6,047	12,767	941	(12,408)	7,347

Net interest income (expense)	48,399	(5,510)	3,097	3,223	49,209
Provision for loan losses	2,083	—	138	—	2,221
Noninterest income	9,591	118,082	25,858	(3,425)	150,106
Noninterest expense	34,765	102,127	27,412	(202)	164,102

Income before taxes	21,142	10,445	1,405	—	32,992
Income tax provision	6,562	4,210	482	—	11,254

Consolidated net income	14,580	6,235	923	—	21,738
Less: net income attributable to noncontrolling interest	—	446	35	—	481

Net income attributable to PlainsCapital Corporation	$14,580	$5,789	$888	$—	$21,257

Balance Sheet Data

	$xxxx,xxxx,xxx	$xxxx,xxxx,xxx	$xxxx,xxxx,xxx	$xxxx,xxxx,xxx	$xxxx,xxxx,xxx
	March 31, 2012
		Mortgage	Financial	All Other and	PlainsCapital
	Banking	Origination	Advisory	Eliminations	Consolidated
Cash and due frombanks	$242,215	$46,593	$5,221	$(49,165)	$244,864
Loans held for sale	1,050	852,751	—	—	853,801
Securities	796,037	—	63,023	—	859,060
Loans, net	3,741,405	1,848	311,465	(785,463)	3,269,255
Broker-dealer and clearing organization receivables	—	—	196,990	—	196,990
Investment in subsidiaries	237,088	—	—	(237,088)	—
Goodwill and other intangible assets, net	7,862	23,706	15,309	—	46,877
Other assets	198,546	32,928	58,959	26,277	316,710

Total assets	$5,224,203	$957,826	$650,967	$(1,045,439)	$5,787,557

Deposits	$4,151,782	$—	$73,262	$(56,268)	$4,168,776
Broker-dealer and clearing organization payables	—	—	220,012	—	220,012
Short-term borrowings	406,613	—	200,161	—	606,774
Notes payable	—	775,425	19,634	(743,231)	51,828
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	70,258	62,261	47,402	(47,728)	132,193
PlainsCapital Corporation shareholders’ equity	595,550	118,535	90,496	(265,448)	539,133
Noncontrolling interest	—	1,605	—	224	1,829

Total liabilities and shareholders’ equity	$5,224,203	$957,826	$650,967	$(1,045,439)	$5,787,557

17. Segment and Related Information (continued)

Income Statement Data

	$xxxx,xxxx,x	$xxxx,xxxx,x	$xxxx,xxxx,x	$xxxx,xxxx,x	$xxxx,xxxx,x
	Three Months Ended March 31, 2011
		Mortgage	Financial	Intercompany	PlainsCapital
	Banking	Origination	Advisory	Eliminations	Consolidated
Interest income	$48,893	$3,867	$3,566	$(4,323)	$52,003
Interest expense	8,418	7,451	784	(7,075)	9,578

Net interest income (expense)	40,475	(3,584)	2,782	2,752	42,425
Provision for loan losses	6,500	—	—	—	6,500
Noninterest income	7,329	61,674	19,191	(2,854)	85,340
Noninterest expense	28,089	58,482	22,716	(246)	109,041

Income before taxes	13,215	(392)	(743)	144	12,224
Income tax provision	4,931	(146)	(277)	—	4,508

Consolidated net income	8,284	(246)	(466)	144	7,716
Less: net income attributable to noncontrolling interest	—	69	53	—	122

Net income attributable to PlainsCapital Corporation	$8,284	$(315)	$(519)	$144	$7,594

Balance Sheet Data

	December 31, 2011
		Mortgage	Financial	All Other and	PlainsCapital
	Banking	Origination	Advisory	Eliminations	Consolidated
Cash and due from banks	$341,821	$48,715	$4,424	$(50,313)	$344,647
Loans held for sale	1,061	775,311	—	—	776,372
Securities	783,586	—	56,167	—	839,753
Loans, net	3,685,013	1,848	316,992	(720,181)	3,283,672
Broker-dealer and clearing organization receivables	—	—	111,690	—	111,690
Investment in subsidiaries	230,389	—	—	(230,389)	—
Goodwill and other intangible assets, net	7,862	23,706	15,697	—	47,265
Other assets	186,737	25,850	51,873	32,161	296,621

Total assets	$5,236,469	$875,430	$556,843	$(968,722)	$5,700,020

Deposits	$4,238,662	$—	$68,778	$(61,234)	$4,246,206
Broker-dealer and clearing organization payables	—	—	186,483	—	186,483
Short-term borrowings	347,559	—	128,880	—	476,439
Notes payable	—	705,715	19,432	(670,181)	54,966
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	68,357	57,481	64,088	(40,296)	149,630
PlainsCapital Corporation shareholders’ equity	581,891	110,311	89,182	(264,353)	517,031
Noncontrolling interest	—	1,923	—	330	2,253

Total liabilities and shareholders’ equity	$5,236,469	$875,430	$556,843	$(968,722)	$5,700,020

18. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011 (in thousands, except per share data).

	Three Months Ended March 31,
	2012	2011
Income applicable to PlainsCapital Corporation common shareholders	$20,163	$6,194
Less: income applicable to participating securities	702	217

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$19,461	$5,977

Weighted-average shares outstanding	32,991,399	32,773,614
Less: participating securities included in weighted-average shares outstanding	1,147,615	1,148,095

Weighted-average shares outstanding for basic earnings per common share	31,843,784	31,625,519

Basic earnings per common share	$0.61	$0.19

Income applicable to PlainsCapital Corporation common shareholders	$20,163	$6,194

Weighted-average shares outstanding	31,843,784	31,625,519
Dilutive effect of contingently issuable shares due to First Southwest acquisition	1,562,651	1,722,152
Dilutive effect of stock options and non-vested stock awards	517,915	175,847

Weighted-average shares outstanding for diluted earnings per common share	33,924,350	33,523,518

Diluted earnings per common share	$0.59	$0.18

PlainsCapital uses the two-class method prescribed by the Earnings Per Share Topic of the ASC to compute earnings per common share. Participating securities include non-vested restricted stock and shares of PlainsCapital stock held in escrow pending the resolution of contingencies with respect to the First Southwest acquisition. For the purpose of calculating fully diluted earnings per share, PlainsCapital evaluates the effect of the First Southwest acquisition on weighted-average shares outstanding assuming that the contingencies are resolved given the conditions existing at the balance sheet date.

The weighted-average shares outstanding used to compute diluted earnings per common share do not include outstanding options of 42,000 and 266,259 for the three months ended March 31, 2012 and 2011, respectively. The exercise price of the excluded options exceeded the estimated average market price of PlainsCapital stock in the periods shown. Accordingly, the assumed exercise of the excluded options would have been antidilutive.

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

Achieving Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB amended the Fair Value Measurements and Disclosures Topic of the ASC to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendments clarify the application of existing fair value measurement requirements, change certain principles in the Fair Value Measurements and Disclosure Topic and require additional fair value disclosures. The amendments became effective for PlainsCapital on January 1, 2012 and did not have a significant effect on PlainsCapital’s financial position, results of operations or cash flows. PlainsCapital has included the additional disclosures required by the amendments in Note 15.

19. Recently Issued Accounting Standards (continued)

Comprehensive Income

In June 2011, the FASB amended the Comprehensive Income Topic of the ASC to revise the manner in which entities present comprehensive income in their financial statements. The amendments became effective for PlainsCapital January 1, 2012. Accordingly, PlainsCapital has presented the components of comprehensive income in a separate statement of comprehensive income immediately following the statement of income, rather than in the statement of shareholders’ equity. The adoption of the amendment did not have a significant effect on PlainsCapital’s financial position, results of operations or cash flows.

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

20. Subsequent Events

On May 8, 2012, we entered into an Agreement and Plan of Merger with Hilltop Holdings Inc. (“Hilltop”) and a wholly owned subsidiary of Hilltop, whereby if the merger (the “Merger”) contemplated therein were consummated, PlainsCapital would become a wholly owned subsidiary of Hilltop and each share of our common stock would be converted into the right to receive 0.776 shares of Hilltop’s common stock and a cash payment of $9.00. The Merger is subject to the approval of the shareholders of both Hilltop and PlainsCapital, regulatory approval and other customary closing conditions. If effected, we anticipate that the Merger would constitute a change of control.

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

The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2012, and with our consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2012 (our “Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We make forward-looking statements regarding topics including, without limitation, our projected sources of funds, expectations concerning mortgage loan origination volume, expectations concerning the hiring of additional mortgage bankers, the expected dividend rate on our Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), expectations concerning the contemplated merger (the “Merger”) with a subsidiary of Hilltop Holdings Inc. (“Hilltop”), anticipated changes in our revenues or earnings, expectations regarding financial or other market conditions, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, and the collectability of margin loans. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

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

For a more detailed discussion of these and other factors that may affect our business, see the discussion under the caption “Risk Factors” set forth in Item 1A of our Annual Report and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

Overview

We are a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. As of March 31, 2012, on a consolidated basis, we had total assets of approximately $5.8 billion, total deposits of approximately $4.2 billion, total loans, including loans held for sale, of approximately $4.2 billion, and shareholders’ equity of approximately $539.1 million. The Bank, one of our wholly owned subsidiaries, provides a broad array of financial products and services, including commercial banking, personal banking, wealth management and treasury management, from offices located throughout central, north and west Texas. In addition to the Bank, we have various subsidiaries with specialized areas of expertise that also offer an array of financial products and services such as mortgage origination and financial advisory services.

On May 8, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hilltop and a wholly owned subsidiary of Hilltop, whereby if the Merger contemplated therein were consummated, PlainsCapital would become a wholly owned subsidiary of Hilltop and each share of our common stock would be converted into the right to receive 0.776 shares of Hilltop’s common stock and a cash payment of $9.00. The Merger is subject to the approval of the shareholders of both Hilltop and PlainsCapital, regulatory approval and other customary closing conditions. If effected, we anticipate that the Merger would constitute a change of control.

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. During the first quarter of 2012, we generated $49.2 million in net interest income, compared with $42.4 million in the first quarter of 2011. Net interest margin is a measure of net interest income as a percentage of average interest-earning assets. Our taxable equivalent net interest margin was 3.75% for the first quarter of 2012, as compared to 3.46% for the first quarter of 2011.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Net gains from sale of loans and mortgage loan origination fees. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the first quarter of 2012, we generated $118.0 million in combined net gains from sale of loans and mortgage loan origination fees, a 91.55% increase over the first quarter of 2011. In recent years, PrimeLending added staff and opened mortgage banking offices on an opportunistic basis. This increase in staff has led to increased market share and a higher volume of mortgage originations during the first quarter of 2012, compared to the same period in 2011. In addition, a more favorable interest rate environment contributed to the higher volume of mortgage originations. Total dollar volume of mortgage loan originations increased 78.91% in the first quarter of 2012 compared to the first quarter of 2011.

(ii)	Investment advisory fees and commissions and securities brokerage fees and commissions. Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $24.6 million and $18.2 million in investment advisory fees and commissions and securities brokerage fees and commissions during the first quarter of 2012 and 2011, respectively. Activity in the public finance market improved during the first quarter of 2012, leading to an increase in public finance advisory revenues.

In the aggregate, we generated $150.1 million and $85.3 million in noninterest income during the first quarter of 2012 and 2011, respectively. The increase in noninterest income was primarily due to an increase in net gains on the sale of mortgage loans. Noninterest income represented 75.31% and 66.79% of net revenues (net interest income plus noninterest income) during the first quarter of 2012 and the first quarter of 2011, respectively.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses. Employees’ compensation and benefits were 64.46% and 60.85% of total noninterest expense for the first quarter of 2012 and 2011, respectively.

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

The following table presents income before taxes by segment for the indicated periods (in thousands):

	Three Months Ended March 31,
	2012	2011
Banking segment	$21,142	$13,215
Mortgage Origination segment	10,445	(392)
Financial Advisory segment	1,405	(743)
Intercompany eliminations	—	144

Income before taxes	$32,992	$12,224

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

The mortgage origination segment offers a variety of loan products from offices in 39 states and generates revenue predominantly from selling loans in the secondary market and from fees charged on the origination of those loans.

We generate the remainder of our revenue from our financial advisory services. The majority of revenues in the financial advisory segment are generated from fees and commissions earned from investment advisory and securities brokerage services at First Southwest.

Operating Results

Net income for the first quarter of 2012 was $21.3 million, or $0.59 per diluted share, compared to $7.6 million, or $0.18 per diluted share, for the first quarter of 2011.

The changes in our net income during the periods described above are primarily attributable to the factors listed below (in thousands):

Increase (Decrease) in Net Income
Three Months Ended
March 31,
2012 v. 2011
Net interest income	$6,784
Provision for loan losses	4,279
Net gains from sale of loans and mortgage loan origination fees	56,417
Investment advisory and brokerage fees and commissions	6,398
Employees’ compensation and benefits	(39,428)
Other noninterest expenses	(15,633)
All other (including tax effects)	(5,154)

$13,663

We consider the ratios shown in the table below to be key indicators of our performance:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
Return on average shareholders’ equity	16.29%	11.27%	6.87%
Return on average assets	1.50%	0.98%	0.57%
Net interest margin (taxable equivalent)	3.75%	3.71%	3.46%
Leverage ratio	9.79%	9.67%	8.76%

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

Net Interest Income

The following table summarizes the components of net interest income (in thousands):

	Three Months Ended March 31,
			Variance
	2012	2011	2012 v. 2011
Interest income
Loans, including fees	$48,600	$42,204	$6,396
Securities	3,412	4,606	(1,194)
Securities—tax exempt	2,475	2,387	88
Federal funds sold and securities purchased under agreements to resell	86	1,092	(1,006)
Interest-bearing deposits with banks	173	314	(141)
Other	1,810	1,400	410

Total interest income	56,556	52,003	4,553

Interest expense
Deposits	5,265	7,528	(2,263)
Notes payable and other borrowings	2,082	2,050	32

Total interest expense	7,347	9,578	(2,231)

Net interest income	$49,209	$42,425	$6,784

Net interest income increased $6.8 million in the first quarter of 2012 compared with the first quarter of 2011. The increase was primarily due to the increase in loan volume within the banking segment and is discussed further in the “Lines of Business” section below.

Noninterest Income

Noninterest income was $150.1 million in the first quarter of 2012 compared with $85.3 million in the first quarter of 2011, an increase of $64.8 million. The increase was primarily due to increased mortgage loan origination volume, which increased 78.91% in the first quarter of 2012 compared with the first quarter of 2011. The increased mortgage loan origination volume resulted from PrimeLending’s efforts to add staff and open mortgage banking offices in recent years, in addition to a more favorable interest rate environment in the first quarter of 2012, compared to the same period in 2011. The increased mortgage origination volume led to higher combined net gains on the sale of mortgage loans and mortgage loan origination fees during the first quarter of 2012.

Noninterest Expense

The following table summarizes noninterest expense for the periods indicated below (in thousands):

	Three Months Ended March 31,
			Variance
	2012	2011	2012 v. 2011
Noninterest expense
Employees’ compensation and benefits	$105,774	$66,346	$39,428
Occupancy and equipment, net	17,082	15,398	1,684
Professional services	8,175	6,046	2,129
Deposit insurance premium	996	1,856	(860)
Repossession and foreclosure, net of recoveries	5,918	1,880	4,038
Other	26,157	17,515	8,642

Total noninterest expense	$164,102	$109,041	$55,061

Noninterest expense increased $55.1 million for the first quarter of 2012 compared with the first quarter of 2011. The largest components of the increase were employees’ compensation and benefits, other expenses and repossession and foreclosure, net of recoveries.

Employees’ compensation and benefits increased $39.4 million for the first quarter of 2012 compared with the first quarter of 2011. The increase was primarily attributable to increased costs in the mortgage origination segment from the hiring of additional staff in recent years. The additional staff, coupled with an increase in the volume of mortgage loan originations during the first quarter of 2012 compared with the first quarter of 2011, resulted in the mortgage origination segment incurring higher variable costs for commissions, as well as higher fixed costs for salaries and employee benefits.

Other expenses increased $8.6 million for the first quarter of 2012 compared with the first quarter of 2011. The increase was primarily attributable to a higher number of loans originated in the mortgage origination segment where the customer chose to accept a higher interest rate on the loan in return for our payment of the customer’s closing costs, which we expensed as unreimbursed closing costs. Our unreimbursed closing costs for the first quarter of 2012 increased both as result of an increase in the volume of mortgage loans originated as well as an increase in the percentage of customers who chose this option, which percentage has tended to increase as interest rates have approached historical lows.

Repossession and foreclosure, net of recoveries, increased $4.0 million for the first quarter of 2012 compared with the first quarter of 2011. The increase was primarily attributable to valuation adjustments to the fair value of other real estate owned.

Lines of Business

Banking Segment

The following table summarizes the results for the banking segment for the indicated periods (in thousands):

	Three Months Ended March 31,
			Variance
	2012	2011	2012 v. 2011
Net interest income	$48,399	$40,475	$7,924
Provision for loan losses	2,083	6,500	(4,417)
Noninterest income	9,591	7,329	2,262
Noninterest expense	34,765	28,089	6,676

Income before taxes	$21,142	$13,215	$7,927

Income before taxes was $21.1 million for the first quarter of 2012, an increase of $7.9 million compared to the first quarter of 2011. The increase was due primarily to an increase in net interest income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expense.

Net interest income increased $7.9 million for the first quarter of 2012 compared with the first quarter of 2011. The increase was due primarily to increased interest income on the loan portfolio, resulting from higher average loan volumes compared with the first quarter of 2011.

Provision for loan losses decreased by $4.4 million for the first quarter of 2012 compared with the first quarter of 2011. The decrease in the provision for loan losses was primarily due to lower levels of non-performing loans in the first quarter of 2012.

Noninterest income increased $2.3 million for the first quarter of 2012 compared with the first quarter of 2011. The increase was primarily attributable to increases in the fair value of securities acquired in satisfaction of a debt previously contracted and currently classified as trading securities.

Noninterest expense increased $6.7 million for the first quarter of 2012 compared with the first quarter of 2011. The increase was primarily due to increases in employees’ compensation and benefits.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands):

	Three Months Ended March 31,
	2012 v. 2011
	Change Due To(1)
	Volume	Yield/Rate	Change
Interest income
Loans	$7,990	$(577)	$7,413
Investment securities(2)	(1,088)	(210)	(1,298)
Federal funds sold and securities purchased under agreements to resell	(394)	(48)	(442)
Interest-bearing deposits in other financial institutions	(132)	(12)	(144)
Other	3	6	9

Total interest income(2)	6,379	(841)	5,538

Interest expense
Deposits	247	(2,568)	(2,321)
Notes payable and other borrowings	(29)	(10)	(39)

Total interest expense	218	(2,578)	(2,360)

Net interest income(2)	$6,161	$1,737	$7,898

(1)	Changes attributable to both volume and yield/rate are included in yield/rate.
(2)	Taxable equivalent.

Taxable equivalent net interest income increased $7.9 million for the first quarter of 2012 compared with the first quarter of 2011. Increases in the volume of interest-earning assets, primarily loans, increased taxable equivalent net interest income by $6.4 million, while increases in the volume of interest-bearing liabilities, primarily deposits, reduced taxable equivalent net interest income by $0.2 million. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $0.8 million, primarily due to lower yields on the loan portfolio and the investment securities portfolio. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income by $2.6 million, primarily due to a decrease in market interest rates on deposits during the first quarter of 2012 compared with prevailing market rates during the first quarter of 2011.

The tables below provide additional details regarding the banking segment’s net interest income (dollars in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross(1)	$3,685,972	$48,833	5.33%	$3,096,778	$41,420	5.42%
Investment securities—taxable	545,090	3,174	2.33%	746,426	4,369	2.34%
Investment securities—non-taxable(2)	239,347	3,157	5.28%	232,948	3,260	5.60%
Federal funds sold and securities purchased under agreements to resell	9,118	26	1.15%	53,646	468	3.54%
Interest-bearing deposits in other financial institutions	260,047	166	0.26%	447,402	310	0.28%
Other	15,209	154	4.05%	14,932	145	3.88%

Interest-earning assets, gross	4,754,783	55,510	4.70%	4,592,132	49,972	4.41%
Allowance for loan losses	(66,489)			(63,888)

Interest-earning assets, net	4,688,294			4,528,244
Noninterest-earning assets	501,162			462,541

Total assets	$5,189,456			$4,990,785

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,914,421	5,251	0.54%	$3,792,341	7,572	0.81%
Notes payable and other borrowings	376,048	321	0.34%	408,673	360	0.36%

Total interest-bearing liabilities(3)	4,290,469	5,572	0.52%	4,201,014	7,932	0.77%
Noninterest-bearing liabilities
Noninterest-bearing deposits	244,809			222,363
Other liabilities	63,689			34,292

Total liabilities	4,598,967			4,457,669
Shareholders’ equity	590,489			533,116

Total liabilities and shareholders’ equity	$5,189,456			$4,990,785

Net interest income(2)		$49,938			$42,040

Net interest spread(2)			4.18%			3.64%
Net interest margin(2)			4.22%			3.71%

(1)	Average loans include non-accrual loans.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $1.1 million for each of the three months ended March 31, 2012 and 2011.
(3)	Excludes the allocation of interest expense on PlainsCapital Corporation debt totaling $0.5 million each for the first quarter of 2012 and 2011, respectively.

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

Mortgage Origination Segment

The following table summarizes the results for the mortgage origination segment for the indicated periods (in thousands):

	Three Months Ended March 31,
			Variance
	2012	2011	2012 v. 2011
Net interest income (expense)	$(5,510)	$(3,584)	$(1,926)
Noninterest income	118,082	61,674	56,408
Noninterest expense	102,127	58,482	43,645

Income (loss) before taxes	$10,445	$(392)	$10,837

Mortgage loan origination volumes are shown in the following table (in millions):

	Three Months Ended March 31,
			Variance
	2012	2011	2012 v. 2011
Mortgage loan origination volume	$2,757	$1,541	$1,216

In recent years, PrimeLending has added staff and opened mortgage banking offices on an opportunistic basis. This increase in staff has led to increased market share and a higher volume of mortgage loan originations in the first quarter of 2012 compared to the first quarter of 2011. In addition, a more favorable interest rate environment contributed to the higher volume of mortgage originations. While we expect to continue to grow and increase our market share in 2012, we anticipate our growth will primarily be generated from loans originated by existing mortgage bankers rather than through the addition of new mortgage bankers.

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. We typically experience increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. A decrease in interest rates tends to result in increased refinancings. During the first quarter of 2012, home purchases and refinancings by dollar volume were 54.64% and 45.36%, respectively, of total mortgage loan origination volume. For the first quarter of 2011, home purchases and refinancings by dollar volume were 67.93% and 32.07%, respectively, of total mortgage loan origination volume. PrimeLending’s home purchase volume in relation to its total volume is greater than the national market average, primarily as a result of its focus on builder and realtor relationships.

Income (loss) before taxes was $10.4 million for the first quarter of 2012, an increase of $10.8 million compared with the first quarter of 2011. The increase was due primarily to an increase in noninterest income, partially offset by an increase in noninterest expense. Employees’ compensation and benefits and other expenses accounted for the majority of the increase in noninterest expense.

Noninterest income increased $56.4 million for the first quarter of 2012 compared with the first quarter of 2011. The increase in noninterest income, which is comprised of net gains on the sale of loans and mortgage origination fees, was due to higher volumes of mortgage loan originations. Mortgage loan origination volume increased $1.216 billion, or 78.91% in the first quarter of 2012 compared with the first quarter of 2011.

Employees’ compensation and benefits increased $32.9 million for the first quarter of 2012 compared with the first quarter of 2011. The increase was attributable to increased staffing levels to address growing compliance and information technology needs, additional mortgage origination offices, higher loan origination volumes and higher commission costs due to higher loan origination volumes subject to commissions.

Other expenses increased $8.5 million for the first quarter of 2012 compared with the first quarter of 2011. The increase was primarily attributable to a higher number of loans originated in the mortgage origination segment where the customer chose to accept a higher interest rate on the loan in return for our payment of the customer’s closing costs, which we expensed as unreimbursed closing costs. Our unreimbursed closing costs for the first quarter of 2012 increased both as result of an increase in the volume of mortgage loans originated as well as an increase in the percentage of customers who chose this option, which percentage has tended to increase as interest rates have approached historical lows.

Financial Advisory Segment

The following table summarizes the results for the financial advisory segment for the indicated periods (in thousands):

	Three Months Ended March 31,
			Variance
	2012	2011	2012 v. 2011
Net interest income	$3,097	$2,782	$315
Provision for loan losses	138	—	138
Noninterest income	25,858	19,191	6,667
Noninterest expense	27,412	22,716	4,696

Income (loss) before taxes	$1,405	$(743)	$2,148

Income (loss) before taxes was $1.4 million for the first quarter of 2012, an increase of $2.1 million compared with the first quarter of 2011. The increase was due primarily to the increase in noninterest income, partially offset by an increase in noninterest expense.

The majority of noninterest income is generated from fees and commissions earned from investment advisory and securities brokerage activities, which increased $6.7 million for the first quarter of 2012 compared with the first quarter of 2011. The increase was attributable to increased activity in the public finance market during the first quarter of 2012 that resulted in higher public finance advisory revenues.

Noninterest expense increased $4.7 million for the first quarter of 2012 compared with the first quarter of 2011. Employees’ compensation and benefits accounted for the majority of the increase in noninterest expense primarily due to increases in compensation costs that vary with noninterest income, which increased in the first quarter of 2012 compared with the first quarter of 2011.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2012 and as compared to December 31, 2011.

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

	March 31,	December 31,
	2012	2011
Trading securities, at fair value	$66,804	$58,957

Securities available for sale, at fair value
U.S. government agencies
Bonds	243,269	183,850
Mortgage-backed securities	35,947	36,270
Collateralized mortgage obligations	218,295	262,078
States and political subdivisions	73,580	74,344
Auction rate bonds	45,518	44,544

	616,609	601,086
Securities held to maturity, at amortized cost
U.S. government agencies
Mortgage-backed securities	6,135	6,639
Collateralized mortgage obligations	14,459	15,974
States and political subdivisions	109,704	111,924
Auction rate bonds	45,349	45,173

	175,647	179,710

Total securities portfolio	$859,060	$839,753

We had a net unrealized gain of $6.4 million related to the available for sale investment portfolio at March 31, 2012, net of an unrealized loss of $1.0 million related to auction rate securities. We had a net unrealized gain of $6.8 million related to the available for sale investment portfolio at December 31, 2011, net of an unrealized loss of $2.0 million related to auction rate securities upon which the credit-related portion of an other-than-temporary impairment (“OTTI”) has been previously recognized in earnings.

The market value of securities held to maturity at March 31, 2012 was $8.8 million above book value. At December 31, 2011, market value of held to maturity securities was $9.0 million above book value.

We hold securities issued by Access to Loans for Learning Student Loan Corporation that exceed 10% of our shareholders’ equity. The aggregate carrying value and aggregate estimated market value of the securities at March 31, 2012, was $90.9 million and $91.2 million, respectively.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below (in thousands) and classified by type:

	March 31,	December 31,
	2012	2011
Commercial and industrial
Commercial	$1,464,898	$1,473,564
Lease financing	29,425	32,604
Securities (including margin loans)	314,830	319,895
Real estate	1,212,272	1,221,726
Construction and land development	281,847	273,949
Consumer	27,392	29,429

Loans, gross	3,330,664	3,351,167
Allowance for loan losses	(61,409)	(67,495)

Loans, net	$3,269,255	$3,283,672

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s total loans, net of the allowance for loan losses, were $3.7 billion as of both March 31, 2012 and December 31, 2011. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending and First Southwest. Advances under these lines of credit were $0.8 billion and $0.7 billion at March 31, 2012 and December 31, 2011, respectively, and are eliminated from net loans on our consolidated balance sheet.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At March 31, 2012, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate loan portfolio. The areas of concentration within our real estate portfolio were construction and land development loans and non-construction commercial real estate loans. At March 31, 2012, construction and land development loans were 8% of total loans, while non-construction commercial real estate loans were 27% of total loans. The banking segment’s loan concentrations were within regulatory guidelines as of March 31, 2012.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $852.8 million and $775.3 million as of March 31, 2012 and December 31, 2011, respectively.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are shown in the following table (in thousands):

	$xxx,xxxxxxx	$xxx,xxxxxxx
	March 31, 2012	December 31, 2011
Loans held for sale
Unpaid principal balance	$828,584	$752,796
Fair value adjustment	24,167	22,515

	$852,751	$775,311

Pipeline loans
Unpaid principal balance	$869,766	$687,890
Fair value adjustment	10,526	10,096

	$880,292	$697,986

The fair value adjustment made to the unpaid principal balance of pipeline loans shown in the previous table reflects assumptions regarding projected loan closing rates.

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectibility exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. The financial advisory segment’s total loans, net of the allowance for loan losses, were $311.5 million and $317.0 million as of March 31, 2012 and December 31, 2011, respectively. The decrease was primarily attributable to decreased borrowings in margin accounts held by First Southwest customers and correspondents.

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

It is our management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Receivables and Contingencies Topics of the ASC. Estimated credit losses are the probable current amount of loans that we will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan, or portion thereof, is uncollectible, the loan, or portion thereof, is charged off against the allowance for loan losses. Any subsequent recovery of charged-off loans is added back to the allowance for loan losses.

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

We design our loan review program to identify and monitor problem loans by maintaining a credit grading process, ensuring that timely and appropriate changes are made to the loans with assigned risk grades and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless the loan is both well secured and in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review on an individual basis all loan relationships over $0.2 million that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve adequate coverage of our various lending markets.

Homogenous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. As of March 31, 2012, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing portfolio as of March 31, 2012, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $8.3 million for the first quarter of 2012 and $5.7 million for the first quarter of 2011. In the first quarter of 2012, the partial charge-off of a single loan relationship, which had been previously reserved, accounted for over half of our total net charge-offs. Our allowance for loan losses totaled $61.4 million at March 31, 2012 and $67.5 million at December 31, 2011. The ratio of the allowance for loan losses to total loans held for investment at March 31, 2012 and December 31, 2011 was 1.84% and 2.01%, respectively, reflecting lower levels of non-performing loans.

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

The provision for loan losses, primarily in the banking segment, was $2.2 million for the first quarter of 2012, a decrease of $4.3 million compared with the first quarter of 2011. The decrease was primarily a result of a decrease in non-performing loans during the first quarter of 2012 compared with the first quarter of 2011.

The following table presents the activity in our allowance for loan losses for the dates indicated (dollars in thousands). Substantially all of the activity shown below occurred within the banking segment:

	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2012	2011	2011
Balance at beginning of period	$67,495	$65,169	$65,169
Provisions charged to operating expenses	2,221	21,757	6,500
Recoveries of loans previously charged off
Commercial and industrial	459	3,887	206
Real estate	17	280	149
Construction and land development	1	205	5
Consumer	15	102	17

Total recoveries	492	4,474	377

Loans charged off
Commercial and industrial	3,982	9,978	4,055
Real estate	163	4,817	417
Construction and land development	4,637	8,877	1,571
Consumer	17	233	63

Total charge-offs	8,799	23,905	6,106

Net charge-offs	(8,307)	(19,431)	(5,729)

Balance at end of period	$61,409	$67,495	$65,940

Net charge-offs to average loans outstanding	1.00%	0.63%	0.77%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, are presented in the table below (dollars in thousands).

	March 31,		December 31,
	2012		2011
		% of		% of
		Gross		Gross
	Reserve	Loans	Reserve	Loans
Commercial and industrial	$35,781	54.32%	$38,196	54.49%
Real estate (including construction and land development)	25,506	44.86%	28,971	44.63%
Consumer	122	0.82%	328	0.88%

Total	$61,409	100.00%	$67,495	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. As of March 31, 2012, we had 7 credit relationships totaling $4.5 million of potential problem loans. At December 31, 2011, we had $5.3 million of potential problem loans. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months.

Non-Performing Assets

The following table presents our components of non-performing assets at the dates indicated (dollars in thousands):

	$xxx,xxx,xx	$xxx,xxx,xx	$xxx,xxx,xx
	March 31,	December 31,	March 31,
	2012	2011	2011
Loans accounted for on a non-accrual basis
Commercial and industrial	$15,427	$16,690	$10,628
Lease financing	877	1,561	5,352
Real estate	33,139	31,223	12,109
Construction and land development	19,635	25,841	58,328
Consumer	—	—	11

	$69,078	$75,315	$86,428

Non-performing loans as a percentage of total loans	1.65%	1.82%	2.49%

Other Real Estate Owned	$23,590	$30,254	$18,847

Other repossessed assets	$1,017	$1,165	$8,737

Non-performing assets	$93,685	$106,734	$114,012

Non-performing assets as a percentage of total assets	1.62%	1.87%	2.11%

Loans past due 90 days or more and still accruing	$—	$—	$9

Troubled debt restructurings included in accruing loans	$4,356	$9,388	$14,353

At March 31, 2012, total non-performing assets decreased $13.0 million to $93.7 million compared with $106.7 million at December 31, 2011, primarily due to a decrease in non-accrual loans and Other Real Estate Owned. Non-accrual loans were $69.1 million at March 31, 2012 and $75.3 million at December 31, 2011. The decrease in the level of non-accrual loans reflects charge-offs of non-accrual loans. Of these non-accrual loans, $15.4 million were characterized as commercial and industrial loans as of March 31, 2012, a decrease of $1.3 million compared with December 31, 2011. The commercial and industrial loans included three loan relationships in a variety of industries with an aggregate balance of approximately $11.6 million and secured by accounts receivable and inventory.

Non-accrual loans also included $33.1 million characterized as real estate loans at March 31, 2012, including six commercial real estate loan relationships totaling approximately $25.2 million and secured by occupied single family residential property, occupied commercial real estate, occupied industrial property, retail space, and a hotel.

Non-accrual loans at March 31, 2012 also included $19.6 million characterized as construction and land development loans. Three loan relationships account for approximately $17.6 million of the non-performing construction and land development loans. Collateral securing the loans includes residential land developments and unimproved land.

At March 31, 2012, troubled debt restructurings totaled $29.5 million, of which $4.3 million were included in accruing loans and $25.2 million were reported in non-accrual loans.

Other Real Estate Owned decreased $6.7 million to $23.6 million at March 31, 2012 compared with $30.3 million at December 31, 2011. The decrease was primarily due to valuation adjustments to the fair value of Other Real Estate Owned, principally adjustments to foreclosed properties from two loan relationships. At March 31, 2012, Other Real Estate Owned included a single parcel of unimproved land with a fair value, less cost to sell, of $16.1 million.

Additional interest income that would have been recorded if the non-accrual loans had been current and performing during the three months ended March 31, 2012 totaled $0.8 million and $1.0 million for the three months ended March 31, 2011.

Borrowings

Our borrowings as of March 31, 2012 and December 31, 2011 are shown in the table below (in thousands):

	$xxx,xxx,xx	$xxx,xxx,xx	$xxx,xxx,xx
	March 31,	December 31,	Variance
	2012	2011	2012 v. 2011
Short-term borrowings	606,774	$476,439	$130,335
Notes payable	51,828	54,966	(3,138)
Junior subordinated debentures	67,012	67,012	—
Capital lease obligations	12,008	12,121	(113)

	$737,622	$610,538	$127,084

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB and short-term bank loans. The $130.3 million increase in short-term borrowings at March 31, 2012 compared with December 31, 2011 was due primarily to increases in borrowings of $83.5 million under repurchase agreements and $50.0 million under the FHLB resulting from decreases in deposits.

Notes payable is comprised of borrowings under term notes and a revolving line of credit with JPMorgan Chase and nonrecourse notes owed by First Southwest. The agreements underlying the JPMorgan Chase debt include certain restrictive covenants, including limitations on the ability to incur additional debt, limitations on the disposition of assets and requirements to maintain various financial ratios, including a non-performing asset ratio, at acceptable levels. As of March 31, 2012, the Bank’s non-performing asset ratio was in compliance with the non-performing asset ratio covenant. As of March 31, 2012, we had two revolving lines of credit with JPMorgan Chase, one of which had an outstanding principal balance of $5.0 million and was fully advanced, and the second of which was available to PrimeLending, had availability of $1.0 million and had not been drawn against.

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

At March 31, 2012, $114.1 million of our Series C Preferred Stock was outstanding under the Small Business Lending Fund program (the “SBLF”). The Series C Preferred Stock has an aggregate liquidation preference of approximately $114.1 million and qualifies as Tier 1 Capital for regulatory purposes.

The terms of the Series C Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis beginning January 1, 2012. The dividend rate, as a percentage of the liquidation amount, fluctuates while the Series C Preferred Stock is outstanding based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank from its average level of QSBL at each of the four quarter ends leading up to June 30, 2010 (the “Baseline”). Until March 2016, the dividend rate will generally decrease if we increase our level of QSBL from the Baseline and increase if we decrease our level of QSBL from the Baseline, subject to certain limitations described in the Certificate of Designations.

The dividend rate on the Series C Preferred stock was 3.826% for the three months ended March 31, 2012. The dividend rate is 2.423% for the period from April 1, 2012 to June 30, 2012 as a result of increased levels of QSBL over the Baseline. Subject to the approval of Treasury, we expect the dividend rate for the period from July 1, 2012 to September 30, 2012 to be 2.626%.

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

At March 31, 2012, we exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 14.04%, Tier 1 capital to risk weighted assets ratio of 12.56% and a Tier 1 capital to average assets, or leverage, ratio of 9.79%. At March 31, 2012, the Bank was also considered to be “well-capitalized.” We discuss regulatory capital requirements in more detail in Note 11 to our unaudited consolidated interim financial statements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $259.9 million at March 31, 2012, a decrease of $209.6 million from $469.5 million at March 31, 2011. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash used in operations during the first quarter of 2012 was $126.1 million, a decrease in cash flow of $84.7 million compared with the first quarter of 2011. Cash used by operations increased primarily due to an increase in the net cash used in our mortgage origination segment’s operations.

We use cash primarily to originate loans and purchase securities for our investment portfolio. At March 31, 2012, our loan portfolio increased by $349.5 million compared to March 31, 2011. During the first quarter of 2012, the amount of cash used by lending activities increased by $133.0 million compared with the first quarter of 2011. On the other hand, our investment securities portfolio decreased by $180.8 million at March 31, 2012 compared to March 31, 2011. Cash used in our investment activities included net purchases of securities in our investment portfolio during the first quarter of 2012, which were $13.3 million compared to net purchases of $159.1 million during the first quarter of 2011. We did not sell any securities during the first quarter of 2012 or 2011, respectively.

Cash provided by financing activities during the first quarter of 2012 was $47.6 million, a decrease in cash provided of $52.3 million compared with the first quarter of 2011. The decrease in cash provided was due primarily to a net decrease in deposits during the first quarter of 2012 compared with the first quarter of 2011. This was partially offset by a net increase in short-term borrowings during the first quarter of 2012.

We had deposits of $4.2 billion at March 31, 2012, a decrease of $77.4 million compared with December 31, 2011. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Within the deposits portfolio, money market deposits, demand deposits and NOW accounts increased by $21.4 million, $12.0 million and $10.4 million, respectively during the first quarter of 2012. This was partially offset by a decrease in noninterest-bearing demand deposits, brokered time deposits and time deposits over $100,000, which decreased $63.8 million, $36.2 million and $12.7 million, respectively.

Our 15 largest depositors, excluding our indirect wholly owned subsidiary, First Southwest, accounted for approximately 20.91% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 12.37% of our total deposits at March 31, 2012. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.0 billion maintained with the Bank. At March 31, 2012, PrimeLending had outstanding borrowings of $775.4 million against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unrelated commercial bank of up to $1.0 million. At March 31, 2012, PrimeLending had no borrowings under this line of credit.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with unrelated commercial banks of up to $215.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At March 31, 2012, FSC had borrowed approximately $99.2 million under these credit arrangements.

Impact of Inflation and Changing Prices

The Company’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States, which presently requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the U.S. government, its agencies and various other governmental regulatory authorities.

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

Critical Accounting Policies and Estimates

Our accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to our consolidated financial statements for the year ended December 31, 2011, which are included in our Annual Report. You are encouraged to read in its entirety Note 1 to our consolidated financial statements for the year ended December 31, 2011 for additional insight into management’s approach and methodology in estimating the allowance for loan losses. We believe that of our significant accounting policies, the allowance for loan losses and the valuation of certain investments may involve a higher degree of judgment and complexity.

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

We hold auction rate bonds for which an active market does not currently exist. Accordingly, we utilize the work of a third-party valuation specialist to estimate the fair value of the auction rate bonds on a quarterly basis. We developed inputs for the valuation using the terms of the auction rate bonds, market interest rates, asset appropriate credit transition matrices and recovery rates, and assumptions regarding the term to maturity of the auction rate bonds. We incurred OTTI on certain of the auction rate bonds in 2011. We determined the amount of the OTTI by evaluating the historical and projected performance of the underlying collateral, the extent of government guarantees related to the collateral, expenses associated with the trust that issued the auction rate bonds, expected cash flows from the auction rate bonds and other factors. For additional discussion of the auction rate bonds, please see Notes 2 and 15 to our unaudited consolidated financial statements.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on March 31, 2012 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

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

	March 31, 2012
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,662,262	$401,403	$369,235	$109,506	$258,628	$3,801,034
Securities	137,177	99,950	87,241	21,235	446,653	792,256
Federal funds sold and securities purchased under agreements to resell	15,025	—	—	—	—	15,025
Other interest sensitive assets	166,884	—	—	—	—	166,884

Total interest sensitive assets	2,981,348	501,353	456,476	130,741	705,281	4,775,199

Interest sensitive liabilities:
Interest bearing checking	$1,602,946	$—	$—	$—	$—	$1,602,946
Savings	173,622	—	—	—	—	173,622
Time deposits	760,919	300,939	55,103	9,284	74,650	1,200,895
Notes payable & other borrowings	406,850	726	2,066	1,108	7,871	418,621

Total interest sensitive liabilities	2,944,337	301,665	57,169	10,392	82,521	3,396,084

Interest sensitivity gap	$37,011	$199,688	$399,307	$120,349	$622,760	$1,379,115

Cumulative interest sensitivity gap	$37,011	$236,699	$636,006	$756,355	$1,379,115

Percentage of cumulative gap to total interest sensitive assets	0.78%	4.96%	13.32%	15.84%	28.88%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on market value of portfolio equity for the banking segment as of March 31, 2012 (dollars in thousands):

March 31, 2012
Change in Interest Rates (basis points)	Changes in Net Interest Income		Changes in Market Value of Equity
	Amount	Percent	Amount	Percent
+300	$2,069	1.03%	$66,014	11.22%
+200	$(3,077)	-1.53%	$54,896	9.33%
+100	$(4,971)	-2.48%	$39,633	6.73%
-50	$617	0.31%	$(34,857)	-5.92%

The projected changes in net interest income and market value of equity to changes in interest rates at March 31, 2012 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information concerning our legal proceedings, please see the discussion under the caption “Legal Proceedings” set forth in Part I, Item 3 of our Annual Report.

Item 1A. Risk Factors

The following risk factors constitute a material amendment to the risk factors disclosed under Item 1A of our Annual Report. For more information concerning our risk factors, please refer to Item 1A of our Annual Report.

Risks Related to the Merger

Because the stock portion of the merger consideration is based on a fixed ratio and the market price of shares of Hilltop common stock may fluctuate, you cannot be certain of the dollar value of the consideration that you will receive upon completion of the Merger.

Upon completion of the Merger, in addition to the cash portion of the merger consideration, each PlainsCapital shareholder of record will receive, in exchange for each share of PlainsCapital common stock owned by such shareholder immediately prior to the Merger, 0.776 shares of Hilltop common stock, plus cash in lieu of any fractional shares (subject to decrease in the case of future stock issuances by PlainsCapital). Because the stock portion of the merger consideration is based on a fixed ratio, the value of the shares of Hilltop common stock that will be issued to shareholders of PlainsCapital in the Merger will depend on the market price of shares of Hilltop common stock at the time they are issued. There will be no adjustment to the number of shares of Hilltop common stock that will be issued to you based upon changes in the market price of shares of Hilltop common stock or PlainsCapital common stock prior to the closing.

The market price of shares of Hilltop common stock at the time the Merger is completed may vary from the price of shares of Hilltop common stock on the date the Merger Agreement was executed as a result of various factors that are beyond the control of Hilltop and PlainsCapital, including but not limited to the following:

•	changes in the business, operations or prospects of Hilltop or PlainsCapital;

•	changes in stock prices generally, changes in the stock prices of financial services firms and changes in the stock prices of financial services firms comparable to Hilltop or PlainsCapital;

•	governmental or regulatory developments, including any limitations on or conditions to consummation of the merger;

•	changes in the interest rate environment;

•	changes in general economic conditions and the outlook for economic conditions and real estate markets;

•	changes in securities markets, including changes due to terrorist activities, other world events or other factors; and

•	the timing of the completion of the Merger.

You are urged to obtain current market quotations for shares of Hilltop common stock.

There is no established trading market for shares of our common stock, and regular quotes for our common stock are not available. The absence of an active trading market may significantly restrict your ability to transfer your shares of our common stock or to obtain current information about the price of our common stock.

You may not receive dividends on shares of Hilltop common stock following completion of the Merger.

Hilltop has not paid dividends on its common stock. Any declaration of dividends on Hilltop common stock will be at the discretion of its board of directors, and may depend on the earnings, financial condition, capital requirements, contractual restrictions with respect to payment of dividends and other factors relevant to Hilltop in the future. As a holder of Hilltop common stock following completion of the Merger, you may not receive dividends on the Hilltop common stock at the same level as dividends on PlainsCapital common stock, or at all.

PlainsCapital shareholders would have a reduced ownership and voting interest after the Merger and would exercise less influence over management.

PlainsCapital’s shareholders currently have the right to vote in the election of the board of directors of PlainsCapital and on other matters affecting PlainsCapital. If the Merger were to occur, each PlainsCapital shareholder would become a stockholder of Hilltop with a percentage ownership of the combined organization that is much smaller than the shareholder’s percentage ownership of PlainsCapital. It is expected that the former shareholders of PlainsCapital as a group would own less than 35% of the outstanding shares of Hilltop immediately after the Merger. Because of this, PlainsCapital’s shareholders would have less influence on the management and policies of Hilltop than they now have on the management and policies of PlainsCapital.

The Merger is subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on the combined company following the Merger.

Before the Merger may be completed, various approvals or consents must be obtained from the Board of Governors of the Federal Reserve System and various bank regulatory, securities, antitrust, insurance and other authorities. These governmental entities, including the Board of Governors of the Federal Reserve System, may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Any such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of Hilltop following the Merger, any of which might have a material adverse effect on Hilltop following the Merger.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on PlainsCapital. These uncertainties may impair our ability to attract or motivate key personnel until the Merger is completed and may cause customers and others that deal with us to seek to change existing business relationships with us. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, the combined company’s business following the Merger may be negatively affected. In addition, the Merger Agreement restricts each of us from making certain acquisitions and taking other specified actions until the Merger occurs, without the consent of the other. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

If the Merger does not close, we will not benefit from the expenses incurred in pursuing it.

If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred or expect to incur out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed. Moreover, if Hilltop terminates the Merger Agreement because the PlainsCapital shareholders fail to approve the Merger, PlainsCapital has agreed to pay $5.0 million to Hilltop in respect of Hilltop’s expenses incurred in connection with the proposed Merger.

Termination of the Merger Agreement could negatively impact PlainsCapital.

Termination of the Merger Agreement may negatively affect us. If the Merger Agreement is terminated, we may suffer various adverse consequences, including the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger.

Under certain circumstances, we would be obligated to pay Hilltop a termination fee upon termination of the Merger Agreement.

The Merger Agreement provides for the payment by us to Hilltop of a termination fee in the amount of $17.5 million if the Merger Agreement is terminated in certain circumstances. Payment of a termination fee by us, if required under the circumstances, may adversely affect our financial condition and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2012, we issued 80,579 shares of Original Common Stock upon the exercise of outstanding stock options issued to employees at exercise prices ranging from $6.66 to $6.69 per share. These options were awarded pursuant to the exemption from compliance with the registration requirements of the Securities Act provided by Rule 701 promulgated thereunder. The issuance of shares of our Original Common Stock pursuant to the exercise of such options was therefore also exempt from registration under the Securities Act pursuant to Rule 701.

On March 30, 2012, we sold 178,571 shares of Original Common Stock to the Plains Capital Corporation Employee Stock Ownership Plan at a price of $14.00 per share, or an aggregate of approximately $2.5 million. These securities were sold pursuant to the exemption from registration provided by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The Company filed a Notice of Exempt Offering of Securities on Form D with the SEC on April 4, 2012 concerning the transaction.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

PLAINSCAPITAL CORPORATION

Date: May 9, 2012	By:	/S/ JOHN A. MARTIN
Name: John A. Martin
Title: Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

Date: May 9, 2012	By:	/S/ JEFF ISOM
Name: Jeff Isom
Title: Executive Vice President of Finance and Accounting (Principal accounting officer)

Exhibit Index

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1	–	Agreement and Plan of Merger, dated May 8, 2012, by and among Hilltop Holdings Inc., Meadow Corporation and PlainsCapital Corporation.		8-K	000-53629	2.1	05/08/12

3.1	–	Third Amended and Restated Certificate of Formation of PlainsCapital Corporation, as amended.		10-Q	000-53629	3.1	08/04/11

3.2	–	Certificate of Designation of Non-Cumulative Perpetual Preferred Stock, Series C.		8-K	000-53629	3.1	09/28/11

3.3	–	Amended and Restated Bylaws of PlainsCapital Corporation.		8-K	000-53629	3.1	08/31/09

4.1	–	Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.2	04/17/09

4.2	–	First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.3	04/17/09

4.3	–	Indenture, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association.		10	000-53629	4.4	04/17/09

4.4	–	First Supplemental Indenture, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.5	04/17/09

4.5	–	Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of August 7, 2006, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.6	04/17/09

4.6	–	Guarantee Agreement, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association, as trustee.		10	000-53629	4.7	04/17/09

4.7	–	First Amendment to Guarantee Agreement, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.8	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

4.8	–	Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.9	04/17/09

4.9	–	Indenture, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.10	04/17/09

4.10	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of March 26, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.11	04/17/09

4.11	–	Guarantee Agreement, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.12	04/17/09

4.12	–	Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.13	04/17/09

4.13	–	Indenture, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.14	04/17/09

4.14	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of September 17, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.15	04/17/09

4.15	–	Guarantee Agreement, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.16	04/17/09

4.16	–	Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, and Alan B. White, DeWayne Pierce, and Jeff Isom, as Administrative Trustees.		10	000-53629	4.17	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

4.17	–	Junior Subordinated Indenture, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.18	04/17/09

4.18	–	PlainsCapital Corporation (f/k/a Plains Capital Corporation) Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by PlainsCapital Corporation in favor of Wells Fargo Bank, N.A., as trustee of the PCC Statutory Trust IV.		10	000-53629	4.19	04/17/09

4.19	–	Guarantee Agreement, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.20	04/17/09

4.20	–	Registration Rights Agreement, dated as of December 31, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg, as Stockholders’ Representative.		10/A	000-53629	4.21	06/26/09

4.21	–	Form of Stock Certificate for Non-Cumulative Perpetual Preferred Stock, Series C.		8-K	000-53629	4.1	09/28/11

10.1	–	Agreement and Plan of Merger, dated as of November 7, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.1	04/17/09

10.2	–	First Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.2	04/17/09

10.3	–	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.3	04/17/09

10.4*	–	Amended and Restated Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.4	04/17/09

10.5*	–	First Amendment to Amended and Restated Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.5	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.6*	–	Employment Agreement, effective as of December 31, 2008, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.6	04/17/09

10.7*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.7	04/17/09

10.8*		Waiver of Executive’s 2011 Bonus, dated as of March 7, 2012, by Hill A. Feinberg in favor of First Southwest Holdings, LLC.	X

10.9*	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.8	04/17/09

10.10*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.9	04/17/09

10.11*	–	Employment Agreement, dated as of January 1, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.1	11/16/10

10.12*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.2	11/16/10

10.13*	–	Second Amendment to Employment Agreement, dated as of November 15, 2010, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.3	11/16/10

10.14*	–	Employment Agreement, dated as of November 15, 2010, between John A. Martin and PlainsCapital Corporation.		8-K	000-53629	10.4	11/16/10

10.15*		Employment Agreement, dated as of April 1, 2010, between Todd Salmans and PlainsCapital Corporation.		10-K	000-53629	10.21	03/22/11

10.16*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 1998 (the “1998 Incentive Stock Option Plan”).		10	000-53629	10.13	04/17/09

10.17*	–	Plains Capital Corporation Incentive Stock Option Plan, dated April 18, 2001 (the “2001 Incentive Stock Option Plan”).		10	000-53629	10.14	04/17/09

10.18*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 2003 (the “2003 Incentive Stock Option Plan”).		10	000-53629	10.15	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.19*	–	Plains Capital Corporation 2005 Incentive Stock Option Plan, dated April 20, 2005 (the “2005 Incentive Stock Option Plan”).		10	000-53629	10.16	04/17/09

10.20*	–	Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008 (the “2007 Stock Option Plan”).		10	000-53629	10.17	04/17/09

10.21*	–	PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	08/31/09

10.22*		First Amendment to PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	11/10/11

10.23*	–	PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.2	03/23/10

10.24*	–	PNB Financial Bank Supplemental Executive Pension Plan, effective as of January 1, 2008.		10	000-53629	10.18	04/17/09

10.25*	–	First Amendment to PlainsCapital Bank Supplemental Executive Pension Plan, effective as of March 19, 2009.		10	000-53629	10.19	04/17/09

10.26*	–	Plains Capital Corporation Employee Stock Ownership Plan, effective January 1, 2004 and as amended and restated as of January 1, 2006.		10	000-53629	10.20	04/17/09

10.27*	–	First Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, effective as of January 1, 2007.		10	000-53629	10.21	04/17/09

10.28*	–	Second Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, dated as of December 1, 2008.		10	000-53629	10.22	04/17/09

10.29*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Huffines, Schaffner and White on December 17, 2008.		10	000-53629	10.23	04/17/09

10.30*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Mr. Feinberg, effective as of December 31, 2008.		10	000-53629	10.24	04/17/09

10.31*	–	Form of Stock Option Agreement under the 1998 Incentive Stock Option Plan.		10	000-53629	10.26	04/17/09

10.32*	–	Form of Stock Option Agreement under the 2001 Incentive Stock Option Plan.		10	000-53629	10.27	04/17/09

10.33*	–	Form of Stock Option Agreement under the 2003 Incentive Stock Option Plan.		10	000-53629	10.28	04/17/09

10.34*	–	Form of Stock Option Agreement under the 2005 Incentive Stock Option Plan.		10	000-53629	10.29	04/17/09

10.35*	–	Form of Stock Option Agreement under the 2007 Stock Option Plan.		10	000-53629	10.30	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.36*		Form of Incentive Stock Option Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.2	11/10/11

10.37*		Form of Nonqualified Stock Option Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.3	11/10/11

10.38*		Form of Restricted Stock Award Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.4	11/10/11

10.39*		Form of Restricted Stock Unit Award Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.5	11/10/11

10.40*	–	Form of Restricted Stock Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.3	03/23/10

10.41*	–	Form of Restricted Stock Unit Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.4	03/23/10

10.42	–	Amended and Restated Subordinate Credit Agreement, dated as of December 19, 2007, between JP Morgan Chase Bank, N.A. and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.31	04/17/09

10.43	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.32	10/21/09

10.44	–	Third Amended and Restated Subordinate Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.33	10/21/09

10.45	–	Amended and Restated Loan Agreement, dated as of October 1, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.33	04/17/09

10.46	–	First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2002, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.34	04/17/09

10.47	–	Second Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.35	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.48	–	Third Amendment to Amended and Restated Loan Agreement, dated as of June 1, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.36	04/17/09

10.49	–	Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 21, 2005, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.37	04/17/09

10.50	–	Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 16, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.38	04/17/09

10.51	–	Sixth Amendment to Amended and Restated Loan Agreement, dated as of December 19, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.39	04/17/09

10.52	–	Seventh Amendment to Amended and Restated Loan Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.41	10/21/09

10.53	–	Eighth Amendment to Amended and Restated Loan Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	04/29/10

10.54	–	Ninth Amendment to Amended and Restated Loan Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/05/10

10.55	–	Tenth Amendment to Amended and Restated Loan Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.1	01/25/11

10.56	–	Eleventh Amendment to Amended and Restated Loan Agreement, dated as of July 26, 2011, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/01/11

10.57	–	Commercial Pledge and Security Agreement, dated as of November 1, 2000, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) for the benefit of JPMorgan Chase Bank, NA (f/k/a Bank One, Texas N.A.).		10	000-53629	10.40	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.58	–	Sixth Amended and Restated Promissory Note, dated as of July 26, 2011, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	08/01/11

10.59	–	Loan Agreement, dated as of September 22, 2004, between JPMorgan Chase Bank, NA (f/k/a Bank One, NA) and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.42	04/17/09

10.60	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.45	10/21/09

10.61	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.6	08/05/10

10.62	–	Renewal, Extension and Modification Agreement, dated as of July 26, 2011, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.5	08/01/11

10.63	–	Third Amended and Restated Promissory Note, dated as of July 26, 2011, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.6	08/01/11

10.64	–	Loan Agreement, dated as of October 27, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.44	04/17/09

10.65	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.48	10/21/09

10.66	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.8	08/05/10

10.67	–	Fourth Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.9	08/05/10

10.68	–	Credit Agreement, dated as of October 13, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, N.A.		10	000-53629	10.47	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.69	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.51	10/21/09

10.70	–	Modification Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.2	04/29/10

10.71	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.3	08/05/10

10.72	–	Modification Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	01/25/11

10.73	–	Renewal, Extension and Modification Agreement, dated as of July 26, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.3	08/01/11

10.74	–	Fourth Amended and Restated Promissory Note, dated as of July 26, 2011, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.4	08/01/11

10.75	–	Office Lease, dated as of February 7, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.49	04/17/09

10.76	–	First Amendment to Office Lease, dated as of April 3, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.50	04/17/09

10.77	–	Second Amendment to Office Lease, dated as of November 14, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and H/H Victory Holdings, L.P.		10	000-53629	10.51	04/17/09

10.78	–	Securities Purchase Agreement, dated as of September 27, 2011, between PlainsCapital Corporation and the Secretary of the Treasury.		8-K	000-53629	10.1	09/28/11

10.79	–	Repurchase Letter, dated as of September 27, 2011, between PlainsCapital Corporation and the United Stated Department of the Treasury.		8-K	000-53629	10.2	09/28/11

10.80	–	Third Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.	X

10.81	–	Fourth Amendment to Agreement and Plan of Merger, dated as of May 8, 2012, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		8-K	000-53629	2.2	05/09/12

10.82*	–	Second Amendment to PlainsCapital Bank Supplemental Executive Pension Plan, dated May 8, 2012.		8-K	000-53629	10.1	05/09/12

31.1	–	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	–	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**		XBRL Instance Document.	X

101.SCH**		XBRL Taxonomy Extension Schema Document.	X

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.