Form 10-Q
period 2012-06-30
PLAINSCAPITAL CORP
filed 2012-08-06
CIK 822083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, there were 34,462,390 shares of the registrant’s Original Common Stock, $0.001 par value, and no shares of the registrant’s Common Stock, $0.001 par value, outstanding, including 2,377,809 shares of Original Common Stock that participate in dividends but are not defined as outstanding under generally accepted accounting principles.

PlainsCapital Corporation

Quarterly Report on Form 10-Q for the period ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PlainsCapital Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30. 2012 (Unaudited)	December 31, 2011
	(In thousands)
Assets
Cash and due from banks	$231,646	$344,647
Federal funds sold and securities purchased under agreements to resell	53,085	3,347
Loans held for sale	970,632	776,372
Securities
Trading, at fair market value	49,277	58,957
Available for sale, amortized cost $615,107 and $594,287, respectively	620,711	601,086
Held to maturity, fair market value $133,227 and $188,736, respectively	125,164	179,710

	795,152	839,753

Loans, net of unearned income	3,301,445	3,351,167
Allowance for loan losses	(60,010)	(67,495)

Loans, net	3,241,435	3,283,672

Broker-dealer and clearing organization receivables	122,740	111,690
Fee award receivable	17,408	18,002
Investment in unconsolidated subsidiaries	2,012	2,012
Premises and equipment, net	93,693	92,906
Accrued interest receivable	15,318	16,175
Other real estate owned	26,229	30,254
Goodwill, net	35,880	35,880
Other intangible assets, net	10,610	11,385
Other assets	229,853	133,925

Total assets	$5,845,693	$5,700,020

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$237,413	$328,858
Interest-bearing	3,715,265	3,917,348

Total deposits	3,952,678	4,246,206

Broker-dealer and clearing organization payables	254,448	186,483
Short-term borrowings	819,181	476,439
Capital lease obligations	11,893	12,121
Notes payable	49,174	54,966
Junior subordinated debentures	67,012	67,012
Other liabilities	126,979	137,509

Total liabilities	5,281,365	5,180,736

Commitments and contingencies

Shareholders’ equity
PlainsCapital Corporation shareholders’ equity
Preferred stock, $1.00 par value per share, authorized 50,000,000 shares; Series C, 114,068 shares issued	114,068	114,068
Original Common Stock, $0.001 par value per share, authorized 100,000,000 shares; 32,274,835 and 31,920,732 shares issued, respectively	32	32
Common Stock, $0.001 par value per share, authorized 150,000,000 shares; 0 shares issued	—	—
Surplus	161,011	156,123
Retained earnings	284,740	244,291
Accumulated other comprehensive income	4,056	4,587

	563,907	519,101
Unearned ESOP shares (190,254 shares)	(2,070)	(2,070)

Total PlainsCapital Corporation shareholders’ equity	561,837	517,031
Noncontrolling interest	2,491	2,253

Total shareholders’ equity	564,328	519,284

Total liabilities and shareholders’ equity	$5,845,693	$5,700,020

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Income - Unaudited

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Interest income:
Loans, including fees	$48,245	$44,636	$96,845	$86,840
Securities
Taxable	3,332	5,093	6,744	9,699
Tax-exempt	2,596	2,605	5,071	4,992
Federal funds sold and securities purchased under agreements to resell	146	660	232	1,752
Interest-bearing deposits with banks	215	193	388	507
Other	2,067	1,531	3,877	2,931

Total interest income	56,601	54,718	113,157	106,721

Interest expense
Deposits	4,379	7,496	9,644	15,024
Short-term borrowings	565	374	993	772
Capital lease obligations	141	135	284	271
Notes payable	672	805	1,395	1,615
Junior subordinated debentures	644	627	1,292	1,248
Other	215	96	355	181

Total interest expense	6,616	9,533	13,963	19,111

Net interest income	49,985	45,185	99,194	87,610
Provision for loan losses	3,419	7,238	5,640	13,738

Net interest income after provision for loan losses	46,566	37,947	93,554	73,872

Noninterest income
Service charges on depositor accounts	2,067	2,025	4,163	3,867
Net realized gains on sale of securities	—	1,245	—	1,245
Other-than-temporary impairment
Total other-than-temporary impairment losses on securities	(4,876)	—	(4,876)	—
Portion of loss recognized in other comprehensive income	2,788	—	2,788	—

Net other-than-temporary impairment losses recognized in earnings	(2,088)	—	(2,088)	—
Net gains from sale of loans	118,675	60,641	218,393	104,975
Mortgage loan origination fees	20,407	18,180	38,732	35,472
Trust fees	1,045	1,044	2,076	2,050
Investment advisory fees and commissions	19,680	16,256	37,133	28,267
Securities brokerage fees and commissions	6,143	5,221	13,285	11,407
Other	2,490	2,977	6,831	5,646

Total noninterest income	168,419	107,589	318,525	192,929

Noninterest expense
Employees’ compensation and benefits	112,403	78,412	218,177	144,758
Occupancy and equipment, net	17,760	15,812	34,842	31,210
Professional services	11,031	6,592	19,206	12,638
Deposit insurance premium	907	1,234	1,903	3,090
Repossession and foreclosure, net of recoveries	1,682	732	7,600	2,612
Other	29,008	19,148	55,165	36,663

Total noninterest expense	172,791	121,930	336,893	230,971

Income before income taxes	42,194	23,606	75,186	35,830
Income tax provision	15,962	7,992	27,216	12,500

Net income	26,232	15,614	47,970	23,330
Less: Net income attributable to noncontrolling interest	1,155	184	1,636	306

Net income attributable to PlainsCapital Corporation	25,077	15,430	46,334	23,024
Dividends on preferred stock and other	692	1,403	1,786	2,803

Income applicable to PlainsCapital Corporation common shareholders	$24,385	$14,027	$44,548	$20,221

Earnings per common share
Basic	$0.73	$0.43	$1.35	$0.62

Diluted	$0.72	$0.42	$1.32	$0.60

Dividends per common share	$0.06	$0.05	$0.12	$0.10

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income - Unaudited

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$26,232	$15,614	$47,970	$23,330
Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net of tax ($250), $1,630, ($348) and ($508)	(465)	3,036	(647)	(946)
Unrealized gains (losses) on securities held in trust for the Supplemental Executive Pension Plan, net of tax of ($182), ($25), $62 and $79	(336)	(45)	116	148
Unrealized loss on customer-related cash flow hedges, net of tax of $0, ($6), $0 and ($24)	—	(11)	—	(45)

Comprehensive income	25,431	18,594	47,439	22,487
Less: comprehensive income attributable to noncontrolling interest	1,155	184	1,636	306

Comprehensive income applicable to PlainsCapital Corporation	$24,276	$18,410	$45,803	$22,181

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity - Unaudited

	PlainsCapital Corporation Shareholders
							Accumulated Other	Unearned
	Preferred Stock		Common Stock			Retained	Comprehensive	ESOP	Noncontrolling
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Interest	Total
	(In thousands, except share and per share amounts)

Balance, January 1, 2011	92,013	$89,193	31,780,828	$32	$153,289	$206,786	$(281)	$(2,528)	$785	$447,276
Stock option plans’ activity, including compensation expense	—	—	2,246	—	37	—	—	—	—	37
Vesting of stock-based compensation	—	—	83,713	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,109	—	—	—	—	1,109
ESOP activity	—	—	—	—	—	24	—	—	—	24
Dividends on common stock ($0.10 per share)	—	—	—	—	—	(3,408)	—	—	—	(3,408)
Dividends on preferred stock	—	—	—	—	—	(2,388)	—	—	—	(2,388)
Preferred stock discount and accretion	—	415	—	—	—	(415)	—	—	—	—
Cash received from noncontrolling interest	—	—	—	—	—	—	—	—	598	598
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(359)	(359)
Net income	—	—	—	—	—	23,024	—	—	306	23,330
Other comprehensive loss	—	—	—	—	—	—	(843)	—	—	(843)

Balance, June 30, 2011	92,013	$89,608	31,866,787	$32	$154,435	$223,623	$(1,124)	$(2,528)	$1,330	$465,376

Balance, January 1, 2012	114,068	$114,068	31,920,732	$32	$156,123	$244,291	$4,587	$(2,070)	$2,253	$519,284
Stock option plans’ activity, including compensation expense	—	—	90,779	—	656	—	—	—	—	656
Vesting of stock-based compensation	—	—	84,753	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,732	—	—	—	—	1,732
ESOP activity	—	—	178,571	—	2,500	23	—	—	—	2,523
Dividends on common stock ($0.12 per share)	—	—	—	—	—	(4,122)	—	—	—	(4,122)
Dividends on preferred stock	—	—	—	—	—	(1,786)	—	—	—	(1,786)
Cash received from noncontrolling interest	—	—	—	—	—	—	—	—	116	116
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(1,514)	(1,514)
Net income	—	—	—	—	—	46,334	—	—	1,636	47,970
Other comprehensive loss	—	—	—	—	—	—	(531)	—	—	(531)

Balance, June 30, 2012	114,068	$114,068	32,274,835	$32	$161,011	$284,740	$4,056	$(2,070)	$2,491	$564,328

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$47,970	$23,330
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	5,640	13,738
Net losses on other real estate owned	6,786	2,010
Depreciation and amortization	12,411	16,229
Stock-based compensation expense	1,732	1,128
Net realized losses (gains) on securities	2,088	(1,245)
Loss on sale of premises and equipment	156	131
Stock dividends received on securities	(9)	(13)
Deferred income taxes	(2,358)	3,387
Net change in prepaid FDIC assessments	1,740	2,706
Net change in trading securities	9,680	(5,905)
Net change in broker-dealer and clearing organization receivables	(11,050)	(24,772)
Net change in fee award receivable	594	619
Net change in broker-dealer and clearing organization payables	67,965	61,776
Net change in other assets	(10,245)	(5,815)
Net change in other liabilities	(9,405)	(51,489)
Net gains from sale of loans	(218,393)	(104,975)
Loans originated for sale	(5,829,090)	(3,407,745)
Proceeds from loans sold	5,843,584	3,424,069

Net cash provided by (used in) operating activities	(80,204)	(52,836)

Investing Activities
Net change in securities purchased under resale agreements	(37,553)	54,570
Proceeds from maturities and principal reductions of securities held to maturity	9,230	11,857
Proceeds from sales, maturities and principal reductions of securities available for sale	250,489	244,073
Purchases of securities held to maturity	—	(1,031)
Purchases of securities available for sale	(290,678)	(360,641)
Net change in loans	30,058	(4,824)
Purchases of premises and equipment and other assets	(12,848)	(21,481)
Proceeds from sales of premises and equipment and other real estate owned	4,644	8,460
Net cash received (paid) for Federal Home Loan Bank and Federal Reserve Bank stock	(11,922)	34

Net cash provided by (used in) investing activities	(58,580)	(68,983)

Financing Activities
Net change in deposits	(293,528)	44,213
Net change in short-term borrowings	342,742	(127,357)
Proceeds from notes payable	—	4,000
Payments on notes payable	(5,792)	(5,677)
Proceeds from issuance of common stock	3,156	18
Dividends paid	(6,984)	(5,796)
Net cash received from (distributed to) noncontrolling interest	(1,398)	239
Other, net	(228)	(229)

Net cash provided by (used in) financing activities	37,968	(90,589)

Net change in cash and cash equivalents	(100,816)	(212,408)
Cash and cash equivalents at beginning of period	347,189	359,335

Cash and cash equivalents at end of period	$246,373	$146,927

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$14,897	$21,693

Income taxes	$32,174	$2,497

Supplemental Schedule of Noncash Activities
Conversion of loans to other real estate owned	$7,097	$6,105

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Interim Financial Statements - Unaudited

June 30, 2012

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The unaudited consolidated financial statements of PlainsCapital Corporation, a Texas corporation, and its subsidiaries (“we,” “us,” “our,” “our company,” or “PlainsCapital”) for the six month periods ended June 30, 2012 and 2011 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

PlainsCapital owns 100% of the outstanding stock of PlainsCapital Bank (the “Bank”), PCC-CIC, Inc. and 100% of the membership interest in PlainsCapital Equity, LLC. The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”), PNB Aero Services, Inc. and PCB-ARC, Inc. The Bank has a 100% membership interest in First Southwest Holdings, LLC (“First Southwest”) and PlainsCapital Securities, LLC, as well as a 51% voting interest in PlainsCapital Insurance Services, LLC.

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

On May 8, 2012, we entered into an Agreement and Plan of Merger with Hilltop Holdings Inc. (“Hilltop”) and a wholly owned subsidiary of Hilltop, whereby if the merger (the “Merger”) contemplated therein were consummated, PlainsCapital would merge into a subsidiary of Hilltop, which subsidiary would survive the transaction, and each share of our common stock would be converted into the right to receive 0.776 shares of Hilltop’s common stock and a cash payment of $9.00, subject to certain adjustments. The Merger is subject to the approval of the shareholders of PlainsCapital, the approval by shareholders of Hilltop of the issuance of shares in connection with the Merger, regulatory approval and other customary closing conditions. If completed, the Merger would constitute a change of control.

In July 2012, PlainsCapital sold, at approximately carrying value, its controlling membership interest in Hester Capital Management, LLC (“Hester Capital”) to an unrelated third party. The operations of Hester Capital were not significant to PlainsCapital or to PlainsCapital’s financial advisory segment.

1. Summary of Significant Accounting and Reporting Policies (continued)

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

Comprehensive Income

PlainsCapital’s comprehensive income consists of its net income and unrealized holding gains (losses) on its available for sale securities, including securities for which the credit portion of an other-than-temporary impairment (“OTTI”) has been recognized in earnings, and investments held in trust for the Supplemental Executive Pension Plan.

1. Summary of Significant Accounting and Reporting Policies (continued)

The components of accumulated other comprehensive income (“AOCI”) at June 30, 2012 and December 31, 2011 are shown in the following table (in thousands, net of taxes):

	June 30,	December 31,
	2012	2011
Unrealized gain on securities available for sale	$6,142	$5,718
Unrealized loss on securities for which the credit portion of an OTTI has been recognized in earnings	(2,499)	(1,428)
Unrealized gain on securities held in trust for the Supplemental Executive Pension Plan	413	297

	$4,056	$4,587

Reclassification

Certain items in the 2011 financial statements have been reclassified to conform to the 2012 presentation.

2. Securities

The amortized cost and fair value of securities, excluding trading securities, as of June 30, 2012, and December 31, 2011 are summarized as follows (in thousands):

	Available for Sale
		Recognized in AOCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI	Fair Value
As of June 30, 2012
U. S. government agencies
Bonds	$266,595	$674	$(299)	$—	$266,970
Mortgage-backed securities	33,480	3,019	—	—	36,499
Collateralized mortgage obligations	158,501	1,278	(181)	—	159,598
States and political subdivisions	66,682	4,981	(23)	—	71,640
Auction rate bonds	89,849	—	—	(3,845)	86,004

Totals	$615,107	$9,952	$(503)	$(3,845)	$620,711

As of December 31, 2011
U. S. government agencies
Bonds	$183,191	$659	$—	$—	$183,850
Mortgage-backed securities	33,897	2,456	(83)	—	36,270
Collateralized mortgage obligations	260,878	2,284	(1,084)	—	262,078
States and political subdivisions	69,779	4,613	(48)	—	74,344
Auction rate bonds	46,542	—	—	(1,998)	44,544

Totals	$594,287	$10,012	$(1,215)	$(1,998)	$601,086

	Held to Maturity
	Amortized Cost	OTTI Unrealized Loss Recognized in AOCI	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2012
U. S. government agencies
Mortgage-backed securities	$5,618	$—	$5,618	$475	$(5)	$6,088
Collateralized mortgage obligations	13,050	—	13,050	244	(45)	13,249
States and political subdivisions	106,496	—	106,496	7,399	(5)	113,890

Totals	$125,164	$—	$125,164	$8,118	$(55)	$133,227

As of December 31, 2011
U. S. government agencies
Mortgage-backed securities	$6,639	$—	$6,639	$547	$(6)	$7,180
Collateralized mortgage obligations	15,974	—	15,974	419	(88)	16,305
States and political subdivisions	111,924	—	111,924	7,209	(10)	119,123
Auction rate bonds	45,372	(199)	45,173	955	—	46,128

Totals	$179,909	$(199)	$179,710	$9,130	$(104)	$188,736

2. Securities (continued)

In the second quarter of 2012, the credit ratings of all of the auction rate bonds held by the Bank were downgraded. In response to the deterioration of the creditworthiness of the issuer of the auction rate bonds evidenced by the downgrade, the Bank transferred senior auction rate bonds with a net carrying amount of $41.3 million from held to maturity to available for sale. The net carrying amount of the transferred securities included an unrealized loss of $2.8 million that was included, net of tax, in accumulated other comprehensive income at June 30, 2012, which reduced shareholders’ equity.

In addition, the Bank determined that certain senior auction rate bonds had incurred other-than-temporary impairment. In order to determine the amount of the OTTI, the Bank evaluated the historical and projected performance of the underlying student loan collateral, the extent of the government guarantee, expenses associated with the trust that issued the securities, the expected cash flows from the auction rate bonds and other factors. As a result of this evaluation, the Bank determined that it incurred OTTI of approximately $4.9 million on auction rate bonds for the three and six months ended June 30, 2012. The credit-related portion of the OTTI, calculated as the difference between the securities’ amortized cost basis and the present value of the securities’ expected future cash flows, was approximately $2.1 million for the three and six months ended June 30, 2012, and was recorded in operating results. The remaining $2.8 million of the OTTI has been recognized in other comprehensive income. The Bank did not incur OTTI in either of the three or six months ended June 30, 2011.

2. Securities (continued)

Information regarding securities, including those for which the credit-related portion of an OTTI has been recorded in earnings, which were in an unrealized loss position as of June 30, 2012 and December 31, 2011, is shown in the following tables (dollars in thousands):

	As of June 30, 2012			As of December 31, 2011
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale
U. S. government agencies
Bonds
Unrealized loss for less than twelve months	9	$123,836	$299	—	$—	$—
Unrealized loss for more than twelve months	—	—	—	—	—	—

	9	123,836	299	—	—	—

Mortgage-backed securities
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for more than twelve months	—	—	—	1	4,404	83

	—	—	—	1	4,404	83

Collateralized mortgage obligations
Unrealized loss for less than twelve months	10	40,177	177	15	106,887	1,083
Unrealized loss for more than twelve months	1	9,537	4	1	552	1

	11	49,714	181	16	107,439	1,084

States and political subdivisions
Unrealized loss for less than twelve months	1	127	7	3	635	13
Unrealized loss for more than twelve months	1	1,530	16	4	4,380	35

	2	1,657	23	7	5,015	48

Auction rate bonds
Unrealized loss for less than twelve months	3	57,996	3,222	—	—	—
Unrealized loss for more than twelve months	2	20,788	746	3	44,544	1,998

	5	78,784	3,968	3	44,544	1,998

Total available for sale
Unrealized loss for less than twelve months	23	222,136	3,705	18	107,522	1,096
Unrealized loss for more than twelve months	4	31,855	766	9	53,880	2,117

	27	$253,991	$4,471	27	$161,402	$3,213

Held to maturity
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	1	$491	$5	1	$491	$6
Unrealized loss for more than twelve months	—	—	—	—	—	—

	1	491	5	1	491	6

Collateralized mortgage obligations
Unrealized loss for less than twelve months	1	4,540	45	1	5,337	88
Unrealized loss for more than twelve months	—	—	—	—	—	—

	1	4,540	45	1	5,337	88

States and political subdivisions
Unrealized loss for less than twelve months	1	541	—	—	—	—
Unrealized loss for more than twelve months	1	206	5	6	2,498	10

	2	747	5	6	2,498	10

Auction rate bonds
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for more than twelve months	—	—	—	2	10,081	199

	—	—	—	2	10,081	199

Total held to maturity
Unrealized loss for less than twelve months	3	5,572	50	2	5,828	94
Unrealized loss for more than twelve months	1	206	5	8	12,579	209

	4	$5,778	$55	10	$18,407	$303

2. Securities (continued)

As noted above, the Bank has incurred OTTI on securities classified as available for sale. Subject to the discussion of OTTI above, management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Bank expects to receive full value for the securities. As of June 30, 2012, management does not intend to sell any of the securities classified as available for sale in the previous table and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. As of June 30, 2012 and December 31, 2011, the securities included in the previous table represented 34.45% and 22.77%, respectively, of the fair value of the Bank’s securities portfolio. At June 30, 2012 and December 31, 2011, total impairment represented 1.74% and 1.96%, respectively, of the fair value of the underlying securities, and 0.60% and 0.45%, respectively, of the fair value of the Bank’s securities portfolio. Management believes the other impairments detailed in the table are temporary and relate primarily to changes in interest rates and liquidity as of June 30, 2012.

The following table provides details regarding the amounts of credit-related OTTI recognized in earnings (in thousands):

	June 30, 2012	December 31, 2011
Balance at beginning of period	$5,305	$—
Additions for credit-related OTTI not previously recognized	1,156	5,305
Additional increases to credit loss on OTTI previously recognized	932	—

Balance at end of period	$7,393	$5,305

The amortized cost and fair value of securities, excluding trading securities, as of June 30, 2012 are shown by contractual maturity below (in thousands).

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due in one year or less	$5,300	$5,367	$6,716	$6,802
Due after one year through five years	12,064	12,280	4,330	4,476
Due after five years through ten years	665	682	13,608	14,253
Due after ten years	405,097	406,285	81,842	88,359

	423,126	424,614	106,496	113,890

Mortgage-backed securities	33,480	36,499	5,618	6,088
Collateralized mortgage obligations	158,501	159,598	13,050	13,249

	$615,107	$620,711	$125,164	$133,227

The Bank did not sell securities in either of the three or six months ended June 30, 2012. For both the three and six months ended June 30, 2011, the Bank received proceeds from the sale of available for sale securities of $76.2 million and realized gross gains of $1.2 million. The Bank determines the cost of securities sold by specific identification.

We realized net gains on our trading securities portfolio of $0.8 million and $3.5 million for the three and six months ended June 30, 2012, respectively, and $0.7 million and $1.7 million for the three and six months ended June 30, 2011, respectively.

Securities with a carrying amount of approximately $621.4 million and $685.9 million (fair value of approximately $638.5 million and $624.4 million) at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

3. Loans and Allowance for Loan Losses

Loans summarized by category as of June 30, 2012 and December 31, 2011, are as follows (in thousands):

	June 30, 2012	December 31, 2011
Commercial and industrial
Commercial	$1,466,219	$1,473,564
Lease financing	27,531	32,604
Securities (primarily margin loans)	305,808	319,895
Real estate	1,221,609	1,221,726
Construction and land development	252,709	273,949
Consumer	27,569	29,429

	3,301,445	3,351,167
Allowance for loan losses	(60,010)	(67,495)

	$3,241,435	$3,283,672

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

Underwriting procedures address financial components based on the size or complexity of the credit. The financial components include, but are not limited to, current and projected global cash flows, shock analysis and/or stress testing, and trends in appropriate balance sheet and income statement ratios. Collateral analysis includes a complete description of the collateral, as well as determining values, monitoring requirements, loan to value ratios, concentration risk, appraisal requirements and other information relevant to the collateral being pledged. Guarantor analysis includes liquidity and global cash flow analysis based on the significance the guarantors are expected to serve as secondary repayment sources. PlainsCapital’s underwriting standards are set forth in its loan policy. The loan policy provides for specific guidelines by portfolio segment, including commercial and industrial, real estate, construction and land development, and consumer loans. Within each individual portfolio segment, permissible and impermissible loan types are explicitly outlined. Within the loan types, minimum requirements for the underwriting factors listed above are provided.

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

3. Loans and Allowance for Loan Losses (continued)

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”) and partially charged-off loans. Impaired loans as of June 30, 2012 and December 31, 2011 are summarized by class in the following tables (in thousands):

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of June 30, 2012
Commercial and industrial
Secured by receivables	$15,345	$8,460	$—	$8,460	$—	$10,683
Secured by equipment	311	311	—	311	—	287
Unsecured	6,541	168	1,526	1,694	162	2,224
Lease financing	877	877	—	877	—	1,219
All other commercial and industrial	2,185	1,331	854	2,185	—	2,517
Real estate
Secured by commercial properties	20,836	10,450	8,311	18,761	1,669	23,672
Secured by residential properties	11,740	9,211	—	9,211	—	9,365
Construction and land development
Residential construction loans	1,189	1,189	—	1,189	—	1,426
Commercial construction loans and land development	26,801	18,160	—	18,160	—	21,385
Consumer	—	—	—	—	—	—

	$85,825	$50,157	$10,691	$60,848	$1,831	$72,778

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
As of December 31, 2011
Commercial and industrial
Secured by receivables	$13,991	$11,037	$1,869	$12,906	$392	$14,275
Secured by equipment	263	263	—	263	—	569
Unsecured	6,753	192	2,561	2,753	837	1,431
Lease financing	1,561	1,561	—	1,561	—	3,795
All other commercial and industrial	2,848	1,963	885	2,848	—	5,384
Real estate
Secured by commercial properties	32,888	16,547	12,035	28,582	2,664	22,570
Secured by residential properties	10,812	9,519	—	9,519	—	9,720
Construction and land development
Residential construction loans	1,662	1,662	—	1,662	—	1,747
Commercial construction loans and land development	28,547	6,690	17,920	24,610	4,894	41,064
Consumer	—	—	—	—	—	18

	$99,325	$49,434	$35,270	$84,704	$8,787	$100,573

Interest income recorded on accruing impaired loans was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2011, respectively. Interest income recorded on non-accrual loans for the three and six months ended June 30, 2012 and 2011 was nominal. At June 30, 2012, PlainsCapital had no unadvanced commitments to borrowers whose loans have been restructured in TDRs.

3. Loans and Allowance for Loan Losses (continued)

Non-accrual loans as of June 30, 2012 and December 31, 2011 are summarized by class in the following table (in thousands):

	June 30,	December 31,
	2012	2011
Commercial and industrial
Secured by receivables	$8,460	$12,707
Secured by equipment	311	263
Unsecured	1,667	2,720
Lease financing	877	1,561
All other commercial and industrial	854	1,000
Real estate
Secured by commercial properties	15,984	26,611
Secured by residential properties	8,287	4,612
Construction and land development
Residential construction loans	1,189	1,465
Commercial construction loans and land development	17,936	24,376
Consumer	—	—

	$55,565	$75,315

PlainsCapital classifies loan modifications as TDRs when it concludes both that it has granted a concession to a debtor and that the debtor is experiencing financial difficulties. Loan modifications are typically structured to create affordable payments for the debtor and can be achieved in a variety of ways. PlainsCapital modifies loans by reducing interest rates and/or lengthening loan amortization schedules. PlainsCapital also reconfigures a single loan into two or more loans (“A/B Note”). The typical A/B Note restructure results in a “bad” loan which is charged off and a “good” loan or loans the terms of which comply with the Bank’s customary underwriting policies. The debt charged off on the “bad” loan is not forgiven to the debtor.

3. Loans and Allowance for Loan Losses (continued)

For the three and six months ended June 30, 2012, information regarding TDRs granted is shown in the following tables (in thousands):

	Recorded Investment in Loans Modified by
	A/B Note	Interest Rate Adjustment	Payment Term Extension	Total Modifications
Three Months Ended June 30, 2012
Commercial and industrial
Secured by receivables	$—	$—	$606	$606
Secured by equipment	—	—	—	—
Unsecured	—	—	—	—
Lease financing	—	—	—	—
All other commercial and industrial	—	—	—	—
Real estate	—	—	—	—
Secured by commercial properties	—	—	2,392	2,392
Secured by residential properties	—	—	2,100	2,100
Construction and land development	—	—	—	—
Residential construction loans	—	—	951	951
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—

	$—	$—	$6,049	$6,049

	Recorded Investment in Loans Modified by
	A/B Note	Interest Rate Adjustment	Payment Term Extension	Total Modifications
Six Months Ended June 30, 2012
Commercial and industrial
Secured by receivables	$—	$—	$606	$606
Secured by equipment	—	—	—	—
Unsecured	—	—	—	—
Lease financing	—	—	—	—
All other commercial and industrial	—	—	—	—
Real estate	—	—	—	—
Secured by commercial properties	—	—	2,392	2,392
Secured by residential properties	—	—	2,100	2,100
Construction and land development	—	—	—	—
Residential construction loans	—	—	951	951
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—

	$—	$—	$6,049	$6,049

None of the TDRs granted during the twelve months preceding June 30, 2012 had a payment that was at least 30 days past due during the three or six months ended June 30, 2012.

3. Loans and Allowance for Loan Losses (continued)

An analysis of the aging of PlainsCapital’s loan portfolio as of June 30, 2012 and December 31, 2011 is shown in the following tables (in thousands):

	Loans Past Due 30-89 Days	Loans Past Due 90 Days or More	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans Past Due 90 Days or More
As of June 30, 2012
Commercial and industrial
Secured by receivables	$5,770	$4,814	$10,584	$689,515	$700,099	$—
Secured by equipment	418	273	691	179,769	180,460	—
Unsecured	47	114	161	112,476	112,637	—
Lease financing	721	888	1,609	25,922	27,531	11
All other commercial and industrial	246	889	1,135	777,696	778,831	35
Real estate
Secured by commercial properties	1,372	11,992	13,364	934,365	947,729	—
Secured by residential properties	3,611	3,910	7,521	266,359	273,880	—
Construction and land development
Residential construction loans	258	238	496	34,003	34,499	—
Commercial construction loans and land development	332	17,301	17,633	200,577	218,210	—
Consumer	103	2	105	27,464	27,569	2

	$12,878	$40,421	$53,299	$3,248,146	$3,301,445	$48

	Loans Past Due 30-89 Days	Loans Past Due 90 Days or More	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans Past Due 90 Days or More
As of December 31, 2011
Commercial and industrial
Secured by receivables	$2,168	$7,961	$10,129	$685,075	$695,204	$—
Secured by equipment	1,151	218	1,369	133,290	134,659	—
Unsecured	34	8	42	113,481	113,523	—
Lease financing	2,965	1,561	4,526	28,078	32,604	—
All other commercial and industrial	5,119	968	6,087	843,986	850,073	—
Real estate
Secured by commercial properties	531	19,105	19,636	921,613	941,249	—
Secured by residential properties	3,604	3,924	7,528	272,949	280,477	—
Construction and land development
Residential construction loans	1,745	—	1,745	46,810	48,555	—
Commercial construction loans and land development	43	24,164	24,207	201,187	225,394	—
Consumer	79	—	79	29,350	29,429	—

	$17,439	$57,909	$75,348	$3,275,819	$3,351,167	$—

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

The following tables present the internal risk grades of loans, as previously described, in the portfolio as of June 30, 2012 and December 31, 2011 by class (in thousands):

	Pass	Special Mention	Substandard	Total
As of June 30, 2012
Commercial and industrial
Secured by receivables	$662,809	$7,638	$29,652	$700,099
Secured by equipment	171,350	1,723	7,387	180,460
Unsecured	97,705	192	14,740	112,637
Lease financing	26,282	—	1,249	27,531
All other commercial and industrial	769,564	64	9,203	778,831
Real estate
Secured by commercial properties	921,715	2,917	23,097	947,729
Secured by residential properties	262,277	—	11,603	273,880
Construction and land development
Residential construction loans	33,310	—	1,189	34,499
Commercial construction loans and land development	194,008	—	24,202	218,210
Consumer	27,569	—	—	27,569

	$3,166,589	$12,534	$122,322	$3,301,445

	Pass	Special Mention	Substandard	Total
As of December 31, 2011
Commercial and industrial
Secured by receivables	$661,269	$1,501	$32,434	$695,204
Secured by equipment	132,344	—	2,315	134,659
Unsecured	110,287	—	3,236	113,523
Lease financing	28,530	—	4,074	32,604
All other commercial and industrial	826,138	241	23,694	850,073
Real estate
Secured by commercial properties	908,267	272	32,710	941,249
Secured by residential properties	271,533	544	8,400	280,477
Construction and land development
Residential construction loans	47,090	—	1,465	48,555
Commercial construction loans and land development	194,664	2,736	27,994	225,394
Consumer	29,429	—	—	29,429

	$3,209,551	$5,294	$136,322	$3,351,167

3. Loans and Allowance for Loan Losses (continued)

Net investment in lease financing at June 30, 2012 and December 31, 2011 is shown in the following table (in thousands).

	June 30,	December 31,
	2012	2011
Future minimum lease payments	$27,986	$33,565
Unguaranteed residual value	141	136
Guaranteed residual value	2,116	2,333
Initial direct costs, net of amortization	55	79
Unearned income	(2,767)	(3,509)

	$27,531	$32,604

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

We have designed our loan review program to identify and monitor problem loans by maintaining a credit grading process, ensuring that timely and appropriate changes are made to the loans with assigned risk grades and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless the loan is both well secured and in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review all loan relationships over $0.2 million that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve and additional relationships necessary to achieve adequate coverage of our various lending markets.

3. Loans and Allowance for Loan Losses (continued)

Homogeneous loans, such as pools of consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each pool of homogeneous loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. As of June 30, 2012, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance.

Changes in the allowance for loan losses, distributed by portfolio segment, were as follows (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
Three Months Ended June 30, 2012
Balance at beginning of period	$35,781	$14,817	$10,689	$122	$61,409
Provision charged to operations	4,100	724	(1,396)	(9)	3,419
Loans charged off	(3,657)	(1,858)	(78)	(14)	(5,607)
Recoveries on charged off loans	312	329	142	6	789

Balance at end of period	$36,536	$14,012	$9,357	$105	$60,010

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
Six Months Ended June 30, 2012
Balance at beginning of period	$38,196	$15,703	$13,268	$328	$67,495
Provision charged to operations	5,208	(16)	661	(213)	5,640
Loans charged off	(7,639)	(2,021)	(4,715)	(31)	(14,406)
Recoveries on charged off loans	771	346	143	21	1,281

Balance at end of period	$36,536	$14,012	$9,357	$105	$60,010

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Three Months Ended June 30, 2011
Balance at beginning of period	$40,862	$11,276	$13,236	$442	$124	$65,940
Provision charged to operations	4,780	(90)	2,705	(44)	(113)	7,238
Loans charged off	(3,675)	(358)	(1,241)	(17)	—	(5,291)
Recoveries on charged off loans	195	23	159	44	—	421

Balance at end of period	$42,162	$10,851	$14,859	$425	$11	$68,308

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Six Months Ended June 30, 2011
Balance at beginning of period	$41,687	$11,732	$11,227	$523	$0	$65,169
Provision charged to operations	7,804	(278)	6,280	(79)	11	13,738
Loans charged off	(7,730)	(775)	(2,812)	(80)	—	(11,397)
Recoveries on charged off loans	401	172	164	61	—	798

Balance at end of period	$42,162	$10,851	$14,859	$425	$11	$68,308

3. Loans and Allowance for Loan Losses (continued)

As of June 30, 2012 and December 31, 2011, the loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of June 30, 2012
Loans individually evaluated for impairment	$13,527	$27,972	$19,349	$—	$60,848
Loans collectively evaluated for impairment	1,786,031	1,193,637	233,360	27,569	3,240,597

	$1,799,558	$1,221,609	$252,709	$27,569	$3,301,445

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of December 31, 2011
Loans individually evaluated for impairment	$20,331	$38,101	$26,272	$—	$84,704
Loans collectively evaluated for impairment	1,805,732	1,183,625	247,677	29,429	3,266,463

	$1,826,063	$1,221,726	$273,949	$29,429	$3,351,167

As of June 30, 2012 and December 31, 2011, the allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of June 30, 2012
Loans individually evaluated for impairment	$162	$1,669	$—	$—	$1,831
Loans collectively evaluated for impairment	36,374	12,343	9,357	105	58,179

	$36,536	$14,012	$9,357	$105	$60,010

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of December 31, 2011
Loans individually evaluated for impairment	$1,229	$2,664	$4,894	$—	$8,787
Loans collectively evaluated for impairment	36,967	13,039	8,374	328	58,708

	$38,196	$15,703	$13,268	$328	$67,495

4. Deposits

Deposits at June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Noninterest-bearing demand	$237,413	$328,858
Interest-bearing:
NOW accounts	109,031	117,395
Money market	2,071,370	2,090,172
Brokered - money market	226,127	224,925
Demand	48,661	53,650
Savings	163,805	171,088
Time - $100,000 and over	732,827	840,837
Time - other	199,762	216,836
Brokered - time	163,682	202,445

	$3,952,678	$4,246,206

5. Short-Term Borrowings

Short-term borrowings at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30,	December 31,
	2012	2011
Federal funds purchased	$214,375	$211,025
Securities sold under agreements to repurchase	129,206	134,114
Federal Home Loan Bank (FHLB) notes	400,000	50,000
Short-term bank loans	75,600	81,300

	$819,181	$476,439

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

	Six Months Ended June 30,
	2012	2011
Average balance during the period	$368,238	$435,077
Average interest rate during the period	0.22%	0.24%

	June 30, 2012	December 31, 2011
Average interest rate at end of period	0.19%	0.20%
Securities underlying the agreements at end of period
Carrying value	$157,423	$95,993
Estimated fair value	$158,589	$142,866

FHLB notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following table (dollar amounts in thousands):

	Six Months Ended June 30,
	2012	2011
Average balance during the period	$134,341	$34,392
Average interest rate during the period	0.14%	0.42%

	June 30, 2012	December 31, 2011
Average interest rate at end of period	0.14%	0.10%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts, and other short-term operating activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at June 30, 2012 and December 31, 2011 was 1.18% and 1.33%, respectively.

6. Notes Payable

Notes payable at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Term note with JPMorgan Chase, due July 31, 2013. Principal payments of $0.9 million and interest are payable quarterly.	$14,160	$15,930
Revolving credit line with JPMorgan Chase not to exceed $5.0 million. Facility matures July 31, 2013 with interest payable quarterly.	5,000	5,000
Term note with JPMorgan Chase, due July 31, 2013. Principal payment of $0.5 million is due annually and interest is payable semi-annually.	2,000	2,500
Term note with JPMorgan Chase, due October 27, 2015. Principal payments of $25,000 and interest are payable quarterly.	400	450
Subordinated note with JPMorgan Chase, not to exceed $20 million. Facility matures October 27, 2015 with principal payments of $1.0 million and interest payable quarterly.	16,000	18,000
First Southwest nonrecourse notes, due January 25, 2035 with interest payable quarterly.	11,614	13,086

	$49,174	$54,966

The previous table reflects July 2012 amendments to loan agreements between PlainsCapital and JPMorgan Chase Bank, NA (“JPMorgan Chase”) governing PlainsCapital’s existing line of credit and term notes. The amendments extended the maturity of PlainsCapital’s line of credit and term notes expiring July 31, 2012, to July 31, 2013 and, where noted in the previous table, reflected a reduction to the principal balance outstanding. The remaining provisions of the loan agreements were unchanged.

The agreements underlying the JPMorgan Chase debt include certain restrictive covenants, including limitations on the ability to incur additional debt, limitations on the disposition of assets and requirements to maintain various financial ratios, including a non-performing asset ratio, at acceptable levels. At June 30, 2012, the Bank’s non-performing asset ratio was in compliance with the non-performing asset ratio covenant. In addition, certain of the loan agreements provide that a transaction involving a transfer in the ownership of PlainsCapital, such as that contemplated by the Merger, requires the prior written consent of JPMorgan Chase. PlainsCapital requested JPMorgan Chase’s consent and it is currently anticipated that such consent will be timely obtained.

7. Income Taxes

PlainsCapital’s effective tax rate was 37.83% and 33.86% for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, PlainsCapital’s effective tax rate was 36.20% and 34.89%, respectively. The increase in the effective tax rate was primarily due to certain discrete items regarding non-deductible expenses recorded in the second quarter of 2012 and lower projected tax exempt income in 2012 compared to 2011.

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

8. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $6.0 million and $33.0 million at June 30, 2012 and December 31, 2011, respectively.

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

Other Contingencies

PlainsCapital and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 16 years and under capital leases with remaining terms of 12 to 16 years. Future minimum payments under these leases have not changed significantly from the amounts reported at December 31, 2011 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 16, 2012. Rental expense under the operating leases was approximately $6.6 million and $5.8 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, rental expense was approximately $12.6 and $11.4 million, respectively.

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

The Bank had in the aggregate outstanding unused commitments to extend credit of $1.0 billion at June 30, 2012. The Bank had outstanding standby letters of credit of $44.8 million at June 30, 2012.

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

At June 30, 2012, a total of 3.6 million shares were available for grant under the 2009 LTIP. PlainsCapital typically issues new shares upon issuance, exercise or vesting of equity-based awards.

Stock-based compensation cost was approximately $1.0 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, stock-based compensation cost was $1.7 million and $1.1 million, respectively.

At June 30, 2012, unrecognized cost related to unvested restricted stock and restricted stock units was $4.2 million and $8.9 million, respectively. The vesting of the unvested restricted stock and restricted stock units will automatically accelerate in full under certain conditions. If and when our common stock is listed and traded on an exchange registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the entire unrecognized cost related to unvested restricted stock would be recognized in noninterest expense immediately. Upon a change in control of PlainsCapital, the entire unrecognized cost related to both unvested restricted stock and restricted stock units would be recognized in noninterest expense immediately. As discussed in Note 1, the Merger, if completed, would constitute a change in control.

10. Stock-Based Compensation (continued)

Information regarding unvested restricted stock and restricted stock units for the six months ended June 30, 2012 is as follows:

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, January 1	528,532	$11.45	590,149	$11.91
Granted	7,497	15.18	344,811	14.00
Vested	(84,753)	11.33	—	0.00
Cancellations and expirations	—	0.00	(3,500)	12.07

Outstanding, June 30	451,276	$11.53	931,460	$12.68

Information regarding stock options for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding, January 1	647,053	$10.04
Exercised	(90,779)	7.23
Cancellations and expirations	(47,913)	9.89

Outstanding, June 30	508,361	$10.55

11. Regulatory Matters

The Bank and PlainsCapital are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct, material effect on the consolidated financial statements. The regulations require us to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

	At June 30, 2012
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$227,098	4%	$570,720	10.05%
Tier 1 capital (to risk-weighted assets)	179,296	4%	570,720	12.73%
Total capital (to risk-weighted assets)	358,592	8%	626,809	13.98%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$227,554	4%	$578,380	10.17%
Tier 1 capital (to risk-weighted assets)	179,756	4%	578,380	12.87%
Total capital (to risk-weighted assets)	359,511	8%	644,211	14.34%

	At December 31, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$219,660	4%	$536,274	9.77%
Tier 1 capital (to risk-weighted assets)	169,281	4%	536,274	12.67%
Total capital (to risk-weighted assets)	338,561	8%	589,365	13.93%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$220,103	4%	$532,025	9.67%
Tier 1 capital (to risk-weighted assets)	169,740	4%	532,025	12.54%
Total capital (to risk-weighted assets)	339,480	8%	596,057	14.05%

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

	At June 30, 2012
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$283,872	5%	$570,720	10.05%
Tier 1 capital (to risk-weighted assets)	268,944	6%	570,720	12.73%
Total capital (to risk-weighted assets)	448,240	10%	626,809	13.98%

	At December 31, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$274,575	5%	$536,274	9.77%
Tier 1 capital (to risk-weighted assets)	253,921	6%	536,274	12.67%
Total capital (to risk-weighted assets)	423,202	10%	589,365	13.93%

Pursuant to the net capital requirements of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At June 30, 2012, FSC had net capital of $61.2 million; the minimum net capital requirement was $3.6 million; net capital maintained by FSC was 34% of aggregate debits; and net capital in excess of the minimum requirement was $57.6 million.

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by both the United States Department of Housing and Urban Development (“HUD”) and the Government National Mortgage Association (“GNMA”). On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with the minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of June 30, 2012, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

12. Shareholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At June 30, 2012, approximately $82.8 million of retained earnings was available for dividend declaration without prior approval from the Federal Reserve.

At June 30, 2012, $114.1 million of our Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”) was outstanding under the Small Business Lending Fund program (the “SBLF”). The Series C Preferred Stock has an aggregate liquidation preference of approximately $114.1 million and qualifies as Tier 1 Capital for regulatory purposes.

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

12. Shareholders’ Equity (continued)

The dividend rate on the Series C Preferred Stock was 2.427% for the three months ended June 30, 2012. The dividend rate is 2.626% for the period from July 1, 2012 to September 30, 2012 as a result of a slight decrease in the level of QSBL at March 31, 2012, compared to December 31, 2011.

The Merger Agreement provides that, upon completion of the Merger, each outstanding share of Series C Preferred Stock will be converted into one share of Hilltop preferred stock having rights, preferences, privileges, voting powers, limitations and restrictions thereof, substantially identical to the Series C Preferred Stock being converted.

13. Assets Segregated for Regulatory Purposes

FSC was not required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 of the Exchange Act at June 30, 2012 or December 31, 2011. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2012 or December 31, 2011.

14. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Receivables
Securities borrowed	$102,222	$94,044
Securities failed to deliver	13,155	11,476
Clearing organizations	7,323	6,141
Due from dealers	40	29

	$122,740	$111,690

Payables
Securities loaned	$174,041	$120,658
Correspondents	64,974	56,645
Securities failed to receive	14,030	8,114
Clearing organizations	1,403	1,066

	$254,448	$186,483

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

At June 30, 2012, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $969.7 million, while the unpaid principal balance of those loans was $942.6 million. At December 31, 2011, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $775.3 million, while the unpaid principal balance of those loans was $752.8 million. The interest component of fair value is reported as interest income on loans in the income statement.

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

At June 30, 2012, the Bank held certain senior and subordinate auction rate bonds purchased as a result of the First Southwest acquisition. The estimated fair value of the auction rate bonds is determined quarterly with the assistance of a third-party valuation expert using significant unobservable inputs. We project cash flows from the bonds based on assumptions for expected workout period and the contractual rate formula specified in the bond indenture. The workout assumptions capture the expectations for prepayments on the underlying student loan collateral and the likelihood of possible redemptions by the issuer. The cash flows are then discounted to determine fair value. The components of the discounts rates are the risk free rate, a credit spread, and a liquidity spread. The credit spreads are derived from observed market spreads in the student loan ABS market. The liquidity spreads represent the estimated risk premium a willing buyer would demand to compensate for the lack of liquidity in the auction rate market. The fair value calculations are sensitive to the input assumptions. Higher credit spreads, higher liquidity spreads, or longer workout assumptions result in lower fair values. In addition, a credit rating downgrade by a Nationally Recognized Statistical Rating Organization could lead to higher credit spreads and lower fair values.

15. Fair Value Measurements (continued)

Information regarding the significant unobservable inputs used to estimate the fair value of the auction rate bonds at June 30, 2012 is shown in the following table.

	Liquidity Spread (bps)			Credit Spread (bps)			Workout (Yrs)
	Low	High	Weighted Avg	Low	High	Weighted Avg	Low	High	Weighted Avg
Senior Auction Rate Bonds	200	250	225	31	1069	462	3.0	4.0	3.5
Subordinate Auction Rate Bonds	200	250	225	266	1169	564	4.0	5.0	4.5

The following table reconciles the beginning and ending balances of assets measured at fair value using Level 3 inputs (in thousands).

Auction Rate Bonds
Balance, January 1, 2012	$44,544
Other-than-temporary impairment losses recognized in earnings	(2,088)
Unrealized losses in other comprehensive income, net	(1,848)
Transfers from held to maturity	45,396

Balance, June 30, 2012	$86,004

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis, including changes in fair value for those instruments that are reported at fair value under an election under the Fair Value Option (in thousands).

	At June 30, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Loans held for sale	$—	$969,726	$—	$969,726
Securities available for sale	—	534,707	86,004	620,711
Trading securities	—	49,277	—	49,277
Derivative assets	—	23,961	—	23,961
Time deposits	—	1,086	—	1,086
Trading liabilities	—	2,444	—	2,444
Derivative liabilities	—	5,583	—	5,583

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$2,933	$—	$2,933	$2,754	$—	$2,754
Time deposits	—	9	9	—	(1)	(1)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value	Net Gains from Sale of Loans	Other Noninterest Income	Total Changes in Fair Value
Loans held for sale	$4,585	$—	$4,585	$3,322	$—	$3,322
Time deposits	—	13	13	—	(3)	(3)

15. Fair Value Measurements (continued)

PlainsCapital also determines the fair value of assets and liabilities on a non-recurring basis. For example, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans – PlainsCapital reports impaired loans at fair value through allocations of the allowance for loan losses. PlainsCapital determines fair value using Level 2 inputs consisting of independent appraisals. At June 30, 2012, loans with a carrying amount of $10.7 million had been reduced by allocations of the allowance for loan losses of $1.8 million, resulting in a reported fair value of $8.9 million.

Other Real Estate Owned – PlainsCapital reports other real estate owned at fair value less estimated cost to sell. Any excess of recorded investment over fair value less cost to sell is charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation adjustments are charged against earnings. PlainsCapital determines fair value using Level 2 inputs consisting of independent appraisals. At June 30, 2012, the estimated fair value of other real estate owned was $26.2 million.

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

The estimated fair values of PlainsCapital’s financial instruments are shown below (in thousands):

	At June 30, 2012
		Estimated Fair Value
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial assets
Cash and short-term investments	$284,731	$284,731	$—	$—	$284,731
Loans held for sale	970,632	—	970,632	—	970,632
Securities	795,152	—	717,211	86,004	803,215
Loans, net	3,241,435	—	8,860	3,244,531	3,253,391
Broker-dealer and clearing organization receivables	122,740	—	122,740	—	122,740

Fee award receivable	17,408	—	17,408	—	17,408
Cash surrender value of life insurance policies	23,743	—	23,743	—	23,743
Interest rate swaps, interest rate lock commitments (“IRLCs”) and forward purchase commitments	23,961	—	23,961	—	23,961
Accrued interest receivable	15,318	—	15,318	—	15,318

Financial liabilities
Deposits	3,952,678	—	3,958,027	—	3,958,027
Broker-dealer and clearing organization payables	254,448	—	254,448	—	254,448
Other trading liabilities	2,444	—	2,444	—	2,444
Short-term borrowings	819,181	—	819,181	—	819,181
Debt	116,186	—	116,186	—	116,186

Forward purchase commitments	5,583	—	5,583	—	5,583
Accrued interest payable	2,019	—	2,019	—	2,019

	At December 31, 2011
		Estimated Fair Value
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial assets
Cash and short-term investments	$347,994	$347,994	$—	$—	$347,994
Loans held for sale	776,372	—	776,372	—	776,372
Securities	839,753	—	758,107	90,672	848,779
Loans, net	3,283,672	—	26,483	3,276,102	3,302,585
Broker-dealer and clearing organization receivables	111,690	—	111,690	—	111,690

Fee award receivable	18,002	—	18,002	—	18,002
Cash surrender value of life insurance policies	23,122	—	23,122	—	23,122
Interest rate swaps, interest rate lock commitments (“IRLCs”) and forward purchase commitments	10,481	—	10,481	—	10,481
Accrued interest receivable	16,175	—	16,175	—	16,175

Financial liabilities
Deposits	4,246,206	—	4,255,639	—	4,255,639
Broker-dealer and clearing organization payables	186,483	—	186,483	—	186,483
Other trading liabilities	4,592	—	4,592	—	4,592
Short-term borrowings	476,439	—	476,439	—	476,439
Debt	121,978	—	121,978	—	121,978

Forward purchase commitments	3,642	—	3,642	—	3,642
Accrued interest payable	2,952	—	2,952	—	2,952

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

Derivative Instruments and the Fair Value Option

As discussed in Note 15, PrimeLending elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides PrimeLending the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. PrimeLending provides IRLCs to its customers and executes forward purchase commitments to sell mortgage loans. The fair values of both IRLCs and purchase commitments are recorded in other assets or other liabilities, as appropriate. For the three months ended June 30, 2012 and 2011, changes in the fair values of these derivative instruments produced net gains of approximately $6.9 million and $2.3 million, respectively. For the six months ended June 30, 2012 and 2011, changes in the fair value of these instruments produced net gains of $11.6 million and $2.8 million, respectively. The net gains were recorded as a component of gain on sale of loans.

Derivative positions at June 30, 2012 and December 31, 2011 are presented in the following table (in thousands):

	At June 30, 2012		At December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative instruments
IRLCs	$1,283,727	$23,651	$687,890	$10,096
Interest rate swaps	1,969	56	1,969	82
Forward purchase commitments	1,366,267	(5,329)	675,794	(3,339)

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

The following tables present information about the revenues, profits and assets of PlainsCapital’s reportable segments (in thousands).

Income Statement Data

	Three Months Ended June 30, 2012
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$55,117	$6,889	$4,459	$(9,864)	$56,601
Interest expense	5,201	15,015	1,110	(14,710)	6,616

Net interest income (expense)	49,916	(8,126)	3,349	4,846	49,985
Provision for loan losses	3,534	—	(115)	—	3,419
Noninterest income	8,213	139,121	26,136	(5,051)	168,419
Noninterest expense	32,454	112,278	28,264	(205)	172,791

Income before taxes	22,141	18,717	1,336	—	42,194
Income tax provision	8,317	7,124	521	—	15,962

Consolidated net income	13,824	11,593	815	—	26,232
Less: net income attributable to noncontrolling interest	—	1,129	26	—	1,155

Net income attributable to PlainsCapital Corporation	$13,824	$10,464	$789	$—	$25,077

	Six Months Ended June 30, 2012
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$109,563	$14,146	$8,497	$(19,049)	$113,157
Interest expense	11,247	27,784	2,050	(27,118)	13,963

Net interest income (expense)	98,316	(13,638)	6,447	8,069	99,194
Provision for loan losses	5,617	—	23	—	5,640
Noninterest income	17,804	257,203	51,994	(8,476)	318,525
Noninterest expense	67,219	214,404	55,677	(407)	336,893

Income before taxes	43,284	29,161	2,741	—	75,186
Income tax provision	14,881	11,332	1,003	—	27,216

Consolidated net income	28,403	17,829	1,738	—	47,970
Less: net income attributable to noncontrolling interest	—	1,575	61	—	1,636

Net income attributable to PlainsCapital Corporation	$28,403	$16,254	$1,677	$—	$46,334

17. Segment and Related Information (continued)

Income Statement Data

	Three Months Ended June 30, 2011
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$51,627	$5,439	$3,760	$(6,108)	$54,718
Interest expense	8,385	9,209	795	(8,856)	9,533

Net interest income (expense)	43,242	(3,770)	2,965	2,748	45,185
Provision for loan losses	7,250	(12)	—	—	7,238
Noninterest income	8,985	79,176	22,279	(2,851)	107,589
Noninterest expense	25,824	71,768	24,491	(153)	121,930

Income before taxes	19,153	3,650	753	50	23,606
Income tax provision	6,499	1,238	255	—	7,992

Consolidated net income	12,654	2,412	498	50	15,614
Less: net income attributable to noncontrolling interest	—	110	74	—	184

Net income attributable to PlainsCapital Corporation	$12,654	$2,302	$424	$50	$15,430

	Six Months Ended June 30, 2011
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$100,519	$9,306	$7,327	$(10,431)	$106,721
Interest expense	16,886	16,611	1,545	(15,931)	19,111

Net interest income (expense)	83,633	(7,305)	5,782	5,500	87,610
Provision for loan losses	13,750	(12)	0	0	13,738
Noninterest income	16,331	140,837	41,466	(5,705)	192,929
Noninterest expense	54,459	129,929	46,981	(398)	230,971

Income before taxes	31,755	3,615	267	193	35,830
Income tax provision	11,138	1,268	94	0	12,500

Consolidated net income	20,617	2,347	173	193	23,330
Less: net income attributable to noncontrolling interest	0	178	128	0	306

Net income attributable to PlainsCapital Corporation	$20,617	$2,169	$45	$193	$23,024

Balance Sheet Data

	June 30, 2012
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$225,209	$54,767	$6,330	$(54,660)	$231,646
Loans held for sale	906	969,726	—	—	970,632
Securities	748,267	—	46,885	—	795,152
Loans, net	3,849,411	1,838	302,184	(911,998)	3,241,435
Broker-dealer and clearing organization receivables	—	—	122,740	—	122,740
Investment in subsidiaries	255,831	—	—	(255,831)	—
Goodwill and other intangible assets, net	7,862	23,706	14,922	—	46,490
Other assets	287,499	44,309	74,346	31,444	437,598

Total assets	$5,374,985	$1,094,346	$567,407	$(1,191,045)	$5,845,693

Deposits	$3,967,970	$—	$61,956	$(77,248)	$3,952,678
Broker-dealer and clearing organization payables	—	—	254,448	—	254,448
Short-term borrowings	725,907	—	93,274	—	819,181
Notes payable	—	888,732	18,620	(858,178)	49,174
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	66,459	71,310	46,884	(45,781)	138,872
PlainsCapital Corporation shareholders’ equity	614,649	132,002	92,225	(277,039)	561,837
Noncontrolling interest	—	2,302	—	189	2,491

Total liabilities and shareholders’ equity	$5,374,985	$1,094,346	$567,407	$(1,191,045)	$5,845,693

	December 31, 2011
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$341,821	$48,715	$4,424	$(50,313)	$344,647
Loans held for sale	1,061	775,311	—	—	776,372
Securities	783,586	—	56,167	—	839,753
Loans, net	3,685,013	1,848	316,992	(720,181)	3,283,672
Broker-dealer and clearing organization receivables	—	—	111,690	—	111,690
Investment in subsidiaries	230,389	—	—	(230,389)	—
Goodwill and other intangible assets, net	7,862	23,706	15,697	—	47,265
Other assets	186,737	25,850	51,873	32,161	296,621

Total assets	$5,236,469	$875,430	$556,843	$(968,722)	$5,700,020

Deposits	$4,238,662	$—	$68,778	$(61,234)	$4,246,206
Broker-dealer and clearing organization payables	—	—	186,483	—	186,483
Short-term borrowings	347,559	—	128,880	—	476,439
Notes payable	—	705,715	19,432	(670,181)	54,966
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	68,357	57,481	64,088	(40,296)	149,630
PlainsCapital Corporation shareholders’ equity	581,891	110,311	89,182	(264,353)	517,031
Noncontrolling interest	—	1,923	—	330	2,253

Total liabilities and shareholders’ equity	$5,236,469	$875,430	$556,843	$(968,722)	$5,700,020

18. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share for the three and six months ended June, 2012 and 2011 (in thousands, except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income applicable to PlainsCapital Corporation common shareholders	$24,385	$14,027	$44,548	$20,221
Less: income applicable to participating securities	842	518	1,544	727

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$23,543	$13,509	$43,004	$19,494

Weighted-average shares outstanding	33,217,711	32,847,678	33,104,555	32,810,850
Less: participating securities included in weighted-average shares outstanding	1,146,858	1,213,192	1,147,237	1,180,823

Weighted-average shares outstanding for basic earnings per common share	32,070,853	31,634,486	31,957,318	31,630,027

Basic earnings per common share	$0.73	$0.43	$1.35	$0.62

Income applicable to PlainsCapital Corporation common shareholders	$24,385	$14,027	$44,548	$20,221

Weighted-average shares outstanding	32,070,853	31,634,486	31,957,318	31,630,027
Dilutive effect of contingently issuable shares due to First Southwest acquisition	1,215,395	1,722,152	1,215,395	1,722,152
Dilutive effect of stock options and non-vested stock awards	702,557	219,728	607,796	198,787

Weighted-average shares outstanding for diluted earnings per common share	33,988,805	33,576,366	33,780,509	33,550,966

Diluted earnings per common share	$0.72	$0.42	$1.32	$0.60

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

The weighted-average shares outstanding used to compute diluted earnings per common share do not include outstanding options of 265,179 for the three and six months ended June 30, 2011. The exercise price of the excluded options exceeded the estimated average market price of PlainsCapital stock in the periods shown. Accordingly, the assumed exercise of the excluded options would have been antidilutive. No such options were excluded from the calculation of weighted average shares outstanding for the three and six months ended June 30, 2012.

19. Recently Adopted Accounting Standards

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

The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 30, 2012, and with our consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2012 (our “Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We make forward-looking statements regarding topics including, without limitation, our projected sources of funds, expectations concerning mortgage loan origination volume, the expected dividend rate on our Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), expectations concerning the pending merger (the “Merger”) with a subsidiary of Hilltop Holdings Inc. (“Hilltop”), anticipated changes in our revenues or earnings, expectations regarding financial or other market conditions, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, and the collectability of margin loans. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

Forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Most of these factors are outside our control and difficult to predict. Factors that may cause such differences include, but are not limited to:

(1) fluctuations in the market price of Hilltop common stock and the related effect on the market value of the merger consideration that common shareholders will receive upon completion of the Merger;

(2) business uncertainties and contractual restrictions while the Merger is pending;

(3) the possibility that the proposed Merger does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all and that the terms of the proposed Merger may need to be modified to satisfy such approvals or conditions;

(4) the anticipated benefits from the proposed Merger are not realized in the time frame anticipated or at all as a result of changes in general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations (including changes to capital requirements) and their enforcement, and the degree of competition in the geographic and business areas in which the companies operate;

(5) the ability to promptly and effectively combine the businesses of PlainsCapital and Hilltop;

(6) reputational risks and the reaction of the companies’ respective customers to the Merger;

(7) diversion of management time on Merger related issues;

(8) changes in the default rate of our loans and risks associated with concentration in real estate related loans;

(9) changes in general economic, market and business conditions in areas or markets where we compete;

(10) changes in the interest rate environment;

(11) cost and availability of capital;

(12) changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

(13) changes in the auction rate securities we hold and their markets, including ongoing liquidity problems related thereto and the credit ratings thereof;

(14) our participation in governmental programs, including the Small Business Lending Fund (“SBLF”);

(15) approval of new, or changes in, accounting policies and practices; and

(16) competition for our banking, mortgage origination and financial advisory segments from other banks and financial institutions as well as insurance companies, mortgage originators, investment banking and financial advisory firms, asset-based non-bank lenders and government agencies.

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

Overview

We are a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. As of June 30, 2012, on a consolidated basis, we had total assets of approximately $5.8 billion, total deposits of approximately $4.0 billion, total loans, including loans held for sale, of approximately $4.3 billion, and shareholders’ equity of approximately $561.8 million. The Bank, one of our wholly owned subsidiaries, provides a broad array of financial products and services, including commercial banking, personal banking, wealth management and treasury management, from offices located throughout central, north and west Texas. In addition to the Bank, we have various subsidiaries with specialized areas of expertise that also offer an array of financial products and services such as mortgage origination and financial advisory services.

On May 8, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hilltop and a wholly owned subsidiary of Hilltop, whereby if the Merger contemplated therein were consummated, PlainsCapital would merge into a subsidiary of Hilltop, which subsidiary would survive the transaction, and each share of our common stock would be converted into the right to receive 0.776 shares of Hilltop’s common stock and a cash payment of $9.00, subject to certain adjustments. The Merger is subject to the approval of the shareholders of PlainsCapital, the approval by shareholders of Hilltop of the issuance of shares in connection with the Merger, regulatory approval and other customary closing conditions. If completed, the Merger would constitute a change of control.

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. During the first half of 2012, we generated $99.2 million in net interest income, compared with $87.6 million in the first half of 2011. Net interest margin is a measure of net interest income as a percentage of average interest-earning assets. Our taxable equivalent net interest margin was 3.76% for the six months ended June 30, 2012, as compared to 3.60% for the six months ended June 30, 2011.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Net gains from sale of loans and mortgage loan origination fees. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the first half of 2012, we generated $257.1 million in combined net gains from sale of loans and mortgage loan origination fees, an 83.08% increase compared to the six-month period ended June 30, 2011. In recent years, PrimeLending has added staff and opened mortgage banking offices on an opportunistic basis. This increase in staff has led to increased market share and a higher volume of mortgage originations during the first half of 2012, compared to the six-month period ended June 30, 2011. In addition, a more favorable interest rate environment contributed to the higher volume of mortgage originations. Total dollar volume of mortgage loan originations increased 67.06% in the first half of 2012 compared to the six-month period ended June 30, 2011. In addition to the increase in volume, an increase in average gain on sale per loan contributed to the increase in combined net gains from sale of loans and mortgage loan origination fees; and

(ii)	Investment advisory fees and commissions and securities brokerage fees and commissions. Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $50.4 million and $39.7 million in investment advisory fees and commissions and securities brokerage fees and commissions during the six months ended June 30, 2012 and 2011, respectively. Activity in the public finance market improved during the first half of 2012, leading to an increase in public finance advisory revenues.

In the aggregate, we generated $318.5 million and $192.9 million in noninterest income during the six months ended June 30, 2012 and 2011, respectively. The increase in noninterest income was primarily due to an increase in net gains on the sale of mortgage loans. Noninterest income represented 76.25% and 68.77% of net revenues (net interest income plus noninterest income) during the six months ended June 30, 2012 and 2011, respectively.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses. Employees’ compensation and benefits were 64.76% and 62.67% of total noninterest expense for the six months ended June 30, 2012 and 2011, respectively.

Segment and Related Information

We have three reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank. The operations of PrimeLending comprise the mortgage origination segment. The financial advisory segment is comprised of First Southwest and, until its sale in July 2012, included Hester Capital. The principal subsidiaries of First Southwest are FSC, a broker-dealer registered with the SEC and FINRA, and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940.

The following table presents income before taxes by segment for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Banking segment	$22,141	$19,153	$43,284	$31,755
Mortgage Origination segment	18,717	3,650	29,161	3,615
Financial Advisory segment	1,336	753	2,741	267
Intercompany eliminations	—	50	—	193

Income before taxes	$42,194	$23,606	$75,186	$35,830

Our reportable segments also serve as reporting units for the purpose of testing our goodwill for impairment. We do not believe that our reporting units are currently at risk of failing the Step One impairment test prescribed in the Goodwill Subtopic of the FASB ASC.

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

Operating Results

Net income for the second quarter of 2012 was $25.1 million, or $0.72 per diluted share, compared to $15.4 million, or $0.42 per diluted share, for the second quarter of 2011. Net income for the six months ended June 30, 2012 was $46.3 million, or $1.32 per diluted share, compared to $23.0 million, or $0.60 per diluted share, for the six months ended June 30, 2011.

The changes in our net income during the periods described above are primarily attributable to the factors listed below (in thousands):

	Increase (Decrease) in Net Income	Increase (Decrease) in Net Income
	Three Months Ended June 30, 2012 v. 2011	Six Months Ended June 30, 2012 v. 2011
Net interest income	$4,800	$11,584
Provision for loan losses	3,819	8,098
Net gains from sale of loans and mortgage loan origination fees	60,261	116,678
Investment advisory and brokerage fees and commissions	4,346	10,744
Employees’ compensation and benefits	(33,991)	(73,419)
Other noninterest expenses	(16,870)	(32,503)
All other (including tax effects)	(12,718)	(17,872)

	$9,647	$23,310

We consider the ratios shown in the table below to be key indicators of our performance:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011	Six Months Ended June 30, 2011
Return on average shareholders’ equity	17.38%	11.27%	10.28%
Return on average assets	1.63%	0.98%	0.87%
Net interest margin (taxable equivalent)	3.76%	3.71%	3.60%
Leverage ratio	10.17%	9.67%	9.21%

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

Net Interest Income

The following table summarizes the components of net interest income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2012	2011	2012 v. 2011	2012	2011	2012 v. 2011
Interest income
Loans, including fees	$48,245	$44,636	$3,609	$96,845	$86,840	$10,005
Securities	3,332	5,093	(1,761)	6,744	9,699	(2,955)
Securities - tax exempt	2,596	2,605	(9)	5,071	4,992	79
Federal funds sold and securities purchased under agreements to resell	146	660	(514)	232	1,752	(1,520)
Interest-bearing deposits with banks	215	193	22	388	507	(119)
Other securities	2,067	1,531	536	3,877	2,931	946

Total interest income	56,601	54,718	1,883	113,157	106,721	6,436

Interest expense
Deposits	4,379	7,496	(3,117)	9,644	15,024	(5,380)
Notes payable and other borrowings	2,237	2,037	200	4,319	4,087	232

Total interest expense	6,616	9,533	(2,917)	13,963	19,111	(5,148)

Net interest income	$49,985	$45,185	$4,800	$99,194	$87,610	$11,584

Net interest income increased $4.8 million for the second quarter of 2012 and $11.6 million for the six months ended June 30, 2012, compared with the corresponding periods in 2011. The increase for both periods was due to increases in loan volumes within the banking segment and decreases in market interest rates paid on deposits, both of which are discussed further in the “Lines of Business – Banking Segment” section below.

Noninterest Income

Noninterest income was $168.4 million for the second quarter of 2012 compared with $107.6 million for the second quarter of 2011, an increase of $60.8 million. Noninterest income was $318.5 million for the six months ended June 30, 2012 compared with $192.9 million for the six months ended June 30, 2011, an increase of $125.6 million. The increase for both periods was primarily due to increased mortgage loan origination volume, which increased 57.76% during the second quarter of 2012 and 67.06% during the six months ended June 30, 2012 compared with the corresponding periods in 2011. The increased mortgage loan origination volume resulted from PrimeLending’s efforts to add staff and open mortgage banking offices in recent years, in addition to a more favorable interest rate environment in the first half of 2012, compared to the same period in 2011. The increased mortgage origination volume led to higher combined net gains on the sale of mortgage loans and mortgage loan origination fees during the first half of 2012.

Noninterest Expense

The following table summarizes noninterest expense for the periods indicated below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2012	2011	2012 v. 2011	2012	2011	2012 v. 2011
Noninterest expense
Employees’ compensation and benefits	$112,403	$78,412	$33,991	$218,177	$144,758	$73,419
Occupancy and equipment, net	17,760	15,812	1,948	34,842	31,210	3,632
Professional services	11,031	6,592	4,439	19,206	12,638	6,568
Deposit insurance premium	907	1,234	(327)	1,903	3,090	(1,187)
Repossession and foreclosure, net of recoveries	1,682	732	950	7,600	2,612	4,988
Other	29,008	19,148	9,860	55,165	36,663	18,502

Total noninterest expense	$172,791	$121,930	$50,861	$336,893	$230,971	$105,922

Noninterest expense increased $50.9 million for the second quarter of 2012 and $105.9 million for the six months ended June 30, 2012 compared with the corresponding periods in 2011. The largest components of the increase were employees’ compensation and benefits, other expenses, professional services, and repossession and foreclosure expenses.

Employees’ compensation and benefits increased $34.0 million for the second quarter of 2012 and $73.4 million for the six months ended June 30, 2012 compared with the corresponding periods in 2011. The increase for both periods was primarily attributable to an increase in the volume of mortgage loan originations during the first half of 2012 compared with the first half of 2011, which resulted in the mortgage origination segment incurring higher variable costs for commissions. In addition, costs for salaries and employee benefits increased in the mortgage origination segment as a direct result of the hiring of additional staff in recent years.

Other expenses increased $9.9 million for the second quarter of 2012 and $18.5 million for the six months ended June 30, 2012 compared with corresponding periods in 2011. The increase for both periods was primarily attributable to a higher number of loans originated in the mortgage origination segment where the customer chose to accept a higher interest rate on the loan in return for our payment of the customer’s closing costs, which we expensed as unreimbursed closing costs. Our unreimbursed closing costs for the first half of 2012 increased both as result of an increase in the volume of mortgage loans originated as well as an increase in the percentage of customers who chose this option, which percentage has increased as interest rates have reached historical lows. In addition, expenses resulting from additions to the mortgage origination segment’s indemnification liability were higher during the first half of 2012, primarily as a result of an increase in investor claims over previous estimates.

Professional services increased $4.4 million for the second quarter of 2012 and $6.6 million for the six months ended June 30, 2012 compared with the corresponding periods in 2011. The increase for both periods was primarily attributable to professional fees and appraisal and inspection fees attributable to the mortgage origination segment, as well as $1.5 million of professional fees related to the Merger discussed in Note 1.

Lines of Business

Banking Segment

The following table summarizes the results for the banking segment for the indicated periods (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2012	2011	2012 v. 2011	2012	2011	2012 v. 2011
Net interest income	$49,916	$43,242	$6,674	$98,316	$83,633	$14,683
Provision for loan losses	3,534	7,250	(3,716)	5,617	13,750	(8,133)
Noninterest income	8,213	8,985	(772)	17,804	16,331	1,473
Noninterest expense	32,454	25,824	6,630	67,219	54,459	12,760

Income before taxes	$22,141	$19,153	$2,988	$43,284	$31,755	$11,529

Income before taxes was $22.1 million for the second quarter of 2012, an increase of $3.0 million compared to the second quarter of 2011. For the six months ended June 30, 2012, income before taxes was $43.3 million, an increase of $11.5 million compared with the six months ended June 30, 2011. Income before taxes for both periods increased due primarily due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expense.

Net interest income increased $6.7 million for the second quarter of 2012 and $14.7 million for the six months ended June 30, 2012 compared with the corresponding periods in 2011. The increase for both periods was due primarily to increased interest income on the loan portfolio, resulting from higher average loan volumes compared with the corresponding periods in 2011.

Provision for loan losses decreased by $3.7 million for the second quarter of 2012 and $8.1 million for the six months ended June 30, 2012 compared with the corresponding periods in 2011. The decrease in the provision for loan losses for both periods was primarily due to lower levels of non-performing loans in the first half of 2012. The economic and financial environment for banking in Texas showed signs of improvement in the first half of 2012, as labor market recovery and rising asset values combined to raise consumer and business confidence.

Noninterest income decreased $0.8 million for the second quarter of 2012, but increased $1.5 million for the six months ended June 30, 2012 compared with the corresponding periods in 2011. During the second quarter of 2012, the banking segment recorded a credit-related other-than-temporary impairment of $2.1 million on certain auction rate bonds held by the Bank. The increase for the six months ended June 30, 2012 related to an increase in intercompany financing charges due to an increase in the lending commitment on the PrimeLending warehouse line of credit.

Noninterest expense increased $6.6 million for the second quarter of 2012 and $12.7 million for the six months ended June 30, 2012 compared with the corresponding periods in 2011. The increases were primarily due to increases in employees’ compensation and benefits.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands):

	Three Months Ended June 30, 2012 v. 2011			Six Months Ended June 30, 2012 v. 2011
	Change Due To(1)			Change Due To(1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans	$5,764	$(398)	$5,366	$13,660	$(881)	$12,779
Investment securities(2)	(1,230)	(664)	(1,894)	(2,319)	(873)	(3,192)
Federal funds sold and securities purchased under agreements to resell	10	(44)	(34)	(315)	(162)	(477)
Interest-bearing deposits in other financial institutions	(4)	(9)	(13)	(135)	(22)	(157)
Other	118	(100)	18	116	(88)	28

Total interest income(2)	4,658	(1,215)	3,443	11,007	(2,026)	8,981

Interest expense
Deposits	(139)	(3,026)	(3,165)	100	(5,586)	(5,486)
Notes payable and other borrowings	212	(155)	57	176	(158)	18

Total interest expense	73	(3,181)	(3,108)	276	(5,744)	(5,468)

Net interest income(2)	$4,585	$1,966	$6,551	$10,731	$3,718	$14,449

(1)	Changes attributable to both volume and yield/rate are included in yield/rate.
(2)	Taxable equivalent.

Taxable equivalent net interest income increased $6.6 million for the second quarter of 2012 compared with the second quarter of 2011. Increases in the volume of interest-earning assets, primarily loans, increased taxable equivalent net interest income by $4.7 million, while increases in the volume of interest-bearing liabilities, primarily notes payable and other borrowings, reduced taxable equivalent net interest income by $0.1 million. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $1.2 million, primarily due to lower yields on the loan portfolio and the investment securities portfolio. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income by $3.2 million, primarily due to a decrease in market interest rates on deposits during the second quarter of 2012 compared with prevailing market rates during the second quarter of 2011.

Taxable equivalent net interest income increased $14.4 million for the six months ended June 30, 2012 compared with the corresponding period in 2011. Increases in the volume of interest-earning assets, primarily loans, increased taxable equivalent net interest income by $11.0 million, while increases in the volume of interest-bearing liabilities reduced taxable equivalent net interest income by $0.3 million. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $2.0 million, primarily due to lower yields on the loan portfolio and the investment securities portfolio. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income by $5.7 million, primarily due to a decrease in market interest rates on deposits during the first half of 2012 compared with prevailing market rates during the first half of 2011.

The tables below provide additional details regarding the banking segment’s net interest income (dollars in thousands):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate

Assets
Interest-earning assets
Loans, gross(1)	$3,720,938	$49,426	5.34%	$3,289,452	$44,060	5.37%
Investment securities - taxable	548,547	3,109	2.27%	720,601	4,797	2.66%
Investment securities - non-taxable(2)	235,120	3,312	5.63%	241,374	3,518	5.83%
Federal funds sold and securities purchased under agreements to resell	25,270	68	1.08%	23,003	102	1.78%
Interest-bearing deposits in other financial institutions	248,268	168	0.27%	253,663	181	0.29%
Other	24,824	160	2.58%	13,544	142	4.19%

Interest-earning assets, gross	4,802,967	56,243	4.71%	4,541,637	52,800	4.66%
Allowance for loan losses	(60,966)			(65,605)

Interest-earning assets, net	4,742,001			4,476,032
Noninterest-earning assets	483,581			479,533

Total assets	$5,225,582			$4,955,565

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,777,532	4,365	0.46%	$3,848,823	7,530	0.78%
Notes payable and other borrowings	541,454	356	0.26%	316,278	299	0.38%

Total interest-bearing liabilities(3)	4,318,986	4,721	0.44%	4,165,101	7,829	0.75%
Noninterest-bearing liabilities
Noninterest-bearing deposits	242,201			216,039
Other liabilities	58,227			36,024

Total liabilities	4,619,414			4,417,164
Shareholders’ equity	606,168			538,401

Total liabilities and shareholders’ equity	$5,225,582			$4,955,565

Net interest income(2)		$51,522			$44,971

Net interest spread(2)			4.27%			3.91%
Net interest margin(2)			4.31%			3.97%

(1)	Average loans include non-accrual loans.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $1.1 million and $1.2 million for the second quarter of 2012 and 2011, respectively.
(3)	Excludes the allocation of interest expense on PlainsCapital Corporation debt totaling $0.5 million each for the second quarter of 2012 and 2011, respectively.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate

Assets
Interest-earning assets
Loans, gross(1)	$3,702,586	$98,259	5.34%	$3,193,647	$85,480	5.40%
Investment securities - taxable	546,819	6,283	2.30%	733,442	9,166	2.50%
Investment securities - non-taxable(2)	237,234	6,468	5.45%	237,184	6,777	5.71%
Federal funds sold and securities purchased under agreements to resell	17,194	93	1.09%	38,240	570	3.01%
Interest-bearing deposits in other financial institutions	254,157	334	0.26%	349,997	491	0.28%
Other	20,017	314	3.14%	14,234	286	4.02%

Interest-earning assets, gross	4,778,007	111,751	4.70%	4,566,744	102,770	4.54%
Allowance for loan losses	(63,727)			(64,751)

Interest-earning assets, net	4,714,280			4,501,993
Noninterest-earning assets	493,239			471,085

Total assets	$5,207,519			$4,973,078

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,845,977	9,616	0.50%	$3,820,738	15,102	0.80%
Notes payable and other borrowings	458,751	677	0.30%	362,220	659	0.37%

Total interest-bearing liabilities(3)	4,304,728	10,293	0.48%	4,182,958	15,761	0.76%
Noninterest-bearing liabilities
Noninterest-bearing deposits	243,505			219,183
Other liabilities	60,958			35,164

Total liabilities	4,609,191			4,437,305
Shareholders’ equity	598,328			535,773

Total liabilities and shareholders’ equity	$5,207,519			$4,973,078

Net interest income(2)		$101,458			$87,009

Net interest spread(2)			4.22%			3.78%
Net interest margin(2)			4.27%			3.84%

(1)	Average loans include non-accrual loans.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $2.2 million and $2.3 million for each of the six months ended June 30, 2012 and 2011, respectively.
(3)	Excludes the allocation of interest expense on PlainsCapital Corporation debt totaling $0.9 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

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

Mortgage Origination Segment

The following table summarizes the results for the mortgage origination segment for the indicated periods (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2012	2011	2012 v. 2011	2012	2011	2012 v. 2011
Net interest income (expense)	$(8,126)	$(3,770)	$(4,356)	$(13,638)	$(7,305)	$(6,333)
Provision for loan losses	—	(12)	12	—	(12)	12
Noninterest income	139,121	79,176	59,945	257,203	140,837	116,366
Noninterest expense	112,278	71,768	40,510	214,404	129,929	84,475

Income before taxes	$18,717	$3,650	$15,067	$29,161	$3,615	$25,546

Mortgage loan origination volumes are shown in the following table (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2012	2011	2012 v. 2011	2012	2011	2012 v. 2011
Mortgage loan origination volume	$3,119	$1,977	$1,142	$5,877	$3,518	$2,359

In recent years, PrimeLending has added staff and opened mortgage banking offices on an opportunistic basis. This increase in staff has led to increased market share and a higher volume of mortgage loan originations in the first half of 2012 compared to the first half of 2011. In addition, a more favorable interest rate environment contributed to the higher volume of mortgage originations. We expect our rate of growth to moderate throughout the remainder of 2012, and mortgage loan originations during this time to be primarily generated by our existing mortgage bankers.

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. We typically experience increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. A decrease in interest rates tends to result in increased refinancings. During the second quarter of 2012, home purchases and refinancings by dollar volume were 67.47% and 32.53%, respectively, of total mortgage loan origination volume. For the six months ended June 30, 2012, home purchases and refinancings by dollar volume were 61.45% and 38.55%, respectively, of total mortgage loan origination volume. PrimeLending’s home purchase volume in relation to its total volume is greater than the national market average, primarily as a result of PrimeLending’s focus on builder and realtor relationships.

Income before taxes was $18.7 million for the second quarter of 2012 and $29.2 million for the six months ended June 30, 2012, an increase of $15.1 million and $25.5 million, respectively, compared with the corresponding periods in 2011. The increases were due primarily to increases in noninterest income, partially offset by increases in noninterest expense. Employees’ compensation and benefits and other expenses accounted for the majority of the increase in noninterest expense.

Noninterest income increased $59.9 million for the second quarter of 2012 and $116.4 million for the six months ended June 30, 2012 compared with the corresponding periods in 2011. The increase for both periods in noninterest income, which is comprised of net gains on the sale of loans and mortgage origination fees, was primarily due to higher volumes of mortgage loan originations. In addition, the average net gain on sale per loan was greater for the three and six months ended June 30, 2012. Mortgage loan origination volume increased $1.1 billion, or 57.76% for the second quarter of 2012 and $2.4 billion, or 67.06% for the six months ended June 30, 2012 compared with the corresponding periods in 2011.

Employees’ compensation and benefits increased $28.6 million for the second quarter of 2012 and $61.5 million for the six months ended June 30, 2012 compared with the corresponding periods in 2011. These increases were primarily attributable to an increase in the volume of mortgage loan originations during the first half of 2012 compared with the first half of 2011, which resulted in higher variable costs for commissions. In addition, costs for salaries and employee benefits increased as a result of the hiring of additional staff in recent years. Staffing levels were increased primarily to address growing compliance and information technology needs and the addition of mortgage origination offices.

Other expenses increased $8.0 million for the second quarter of 2012 and $16.5 million for the six months ended June 30, 2012 compared with the corresponding periods in 2011. The increase for both periods was primarily attributable to a higher number of loans originated in the mortgage origination segment where the customer chose to accept a higher interest rate on the loan in return for our payment of the customer’s closing costs, which we expensed as unreimbursed closing costs. Our unreimbursed closing costs for the first half of 2012 increased both as result of an increase in the volume of mortgage loans originated as well as an increase in the percentage of customers who chose this option, which percentage has increased as interest rates have reached historical lows.

In addition, expenses resulting from additions to the mortgage origination segment’s indemnification liability increased during the first half of 2012, primarily as a result of an increase in investor claims over previous estimates. The mortgage origination segment may be responsible for errors or omissions relating to its representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. If determined to be at fault, the mortgage origination segment either repurchases the loans from the investors or reimburses the investors’ losses (a “make-whole” payment). The mortgage origination segment has established an indemnification liability for such probable losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. Provisions for indemnification losses were $4.8 million and $7.3 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, provisions for indemnification losses were $0.4 million and $0.8 million, respectively.

Financial Advisory Segment

The following table summarizes the results for the financial advisory segment for the indicated periods (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Variance			Variance
	2012	2011	2012 v. 2011	2012	2011	2012 v. 2011
Net interest income	$3,349	$2,965	$384	$6,447	$5,782	$665
Provision for loan losses	(115)	—	(115)	23	—	23
Noninterest income	26,136	22,279	3,857	51,994	41,466	10,528
Noninterest expense	28,264	24,491	3,773	55,677	46,981	8,696

Income before taxes	$1,336	$753	$583	$2,741	$267	$2,474

Income before taxes increased $0.6 million for the second quarter of 2012 and $2.5 million for the six months ended June 30, 2012 compared with the corresponding periods in 2011. The increase was due primarily to increases in noninterest income, partially offset by increases in noninterest expense.

The majority of noninterest income is generated from fees and commissions earned from investment advisory and securities brokerage activities, which increased $3.9 million for the second quarter of 2012 and $10.5 million for the six months ended June 30, 2012 compared with the corresponding periods in 2011. The increase for both periods was attributable to increased activity in the public finance market during the first half of 2012 that resulted in higher public finance advisory revenues.

Noninterest expense increased $3.8 million for the second quarter of 2012 and $8.7 million for the six months ended June 30, 2012 compared with the corresponding periods in 2011. Employees’ compensation and benefits accounted for the majority of the increase in noninterest expense primarily due to increases in compensation costs that vary with noninterest income, which increased for both periods.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2012 and as compared to December 31, 2011.

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

The securities portfolio consists of three major components: trading securities, securities available for sale, and securities held to maturity. Trading securities are carried at fair market value, marked to market through operations and primarily held at First Southwest, which as a broker-dealer is required to carry its securities at fair value. These trading securities are used to support sales, underwriting and other customer activities. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. Securities are classified as held to maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. The table below summarizes our securities portfolio (in thousands):

	June 30, 2012	December 31, 2011

Trading securities, at fair value	$49,277	$58,957

Securities available for sale, at fair value
U.S. government agencies
Bonds	266,970	183,850
Mortgage-backed securities	36,499	36,270
Collateralized mortgage obligations	159,598	262,078
States and political subdivisions	71,640	74,344
Auction rate bonds	86,004	44,544

	620,711	601,086

Securities held to maturity, at amortized cost
U.S. government agencies
Mortgage-backed securities	5,618	6,639
Collateralized mortgage obligations	13,050	15,974
States and political subdivisions	106,496	111,924
Auction rate bonds	—	45,173

	125,164	179,710

Total securities portfolio	$795,152	$839,753

We had a net unrealized gain of $5.6 million related to the available for sale investment portfolio at June 30, 2012, net of an unrealized loss of $3.8 million related to auction rate securities upon which the credit-related portion of an other-than-temporary impairment (“OTTI”) has been recognized in earnings. We had a net unrealized gain of $6.8 million related to the available for sale investment portfolio at December 31, 2011, net of an unrealized loss of $2.0 million related to auction rate securities upon which the credit-related portion of OTTI has been recognized in earnings.

The market value of securities held to maturity at June 30, 2012 was $8.1 million above book value. At December 31, 2011, market value of held to maturity securities was $9.0 million above book value.

We hold securities issued by Access to Loans for Learning Student Loan Corporation that exceed 10% of our shareholders’ equity. The aggregate carrying value and aggregate estimated market value of the securities at June 30, 2012, was $86.0 million.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below and classified by type (in thousands):

	June 30, 2012	December 31, 2011
Commercial and industrial
Commercial	$1,466,219	$1,473,564
Lease financing	27,531	32,604
Securities (including margin loans)	305,808	319,895
Real estate	1,221,609	1,221,726
Construction and land development	252,709	273,949
Consumer	27,569	29,429

Loans, gross	3,301,445	3,351,167
Allowance for loan losses	(60,010)	(67,495)

Loans, net	$3,241,435	$3,283,672

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s total loans, net of the allowance for loan losses, were $3.9 billion and $3.7 billion as of June 30, 2012 and December 31, 2011, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending and First Southwest. Advances under these lines of credit were $0.9 billion and $0.7 billion at June 30, 2012 and December 31, 2011, respectively, and are eliminated from net loans on our consolidated balance sheet.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At June 30, 2012, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate loan portfolio. The areas of concentration within our real estate portfolio were construction and land development loans and non-construction commercial real estate loans. At June 30, 2012, construction and land development loans were 8% of total loans, while non-construction commercial real estate loans were 28% of total loans. The banking segment’s loan concentrations were within regulatory guidelines as of June 30, 2012.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $969.7 million and $775.3 million as of June 30, 2012 and December 31, 2011, respectively.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are shown in the following table (in thousands):

	June 30,	December 31,
	2012	2011
Loans held for sale
Unpaid principal balance	$942,626	$752,796
Fair value adjustment	27,100	22,515

	$969,726	$775,311

Pipeline loans
Unpaid principal balance	$1,283,727	$687,890
Fair value adjustment	23,651	10,096

	$1,307,378	$697,986

The fair value adjustment made to the unpaid principal balance of pipeline loans shown in the previous table reflects assumptions regarding projected loan closing rates.

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. The financial advisory segment’s total loans, net of the allowance for loan losses, were $302.2 million and $317.0 million as of June 30, 2012 and December 31, 2011, respectively. The decrease was primarily attributable to decreased borrowings in margin accounts held by First Southwest customers and correspondents.

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

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic and is individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in our estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segment adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures; changes in underwriting standards; changes in economic and business conditions and developments that affect the collectability of the portfolio; the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in lending management and staff; changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; changes in the loan review system; changes in the value of underlying collateral for collateral-dependent loans; and any concentrations of credit and changes in the level of such concentrations.

We have designed our loan review program to identify and monitor problem loans by maintaining a credit grading process, ensuring that timely and appropriate changes are made to the loans with assigned risk grades and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless the loan is both well secured and in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review on an individual basis all loan relationships over $0.2 million that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve adequate coverage of our various lending markets.

Homogeneous loans, such as pools of consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each pool of homogeneous loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. As of June 30, 2012, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing portfolio as of June 30, 2012, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $4.8 million for the second quarter of 2012 and $4.9 million for the second quarter of 2011. For the six months ended June 30, 2012 and 2011, net charge-offs were $13.1 million and $10.6 million, respectively. Our allowance for loan losses totaled $60.0 million at June 30, 2012 and $67.5 million at December 31, 2011. The ratio of the allowance for loan losses to total loans held for investment at June 30, 2012 and December 31, 2011 was 1.82% and 2.01%, respectively, reflecting lower levels of non-performing loans.

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

The provision for loan losses, primarily in the banking segment, was $5.6 million for the six months ended June 30, 2012, a decrease of $8.1 million compared with the six months ended June 30, 2011. The decrease was primarily a result of a decrease in non-performing loans during the first half of 2012 compared with the first half of 2011 due to improving economic conditions in Texas.

The following table presents the activity in our allowance for loan losses for the dates indicated (dollars in thousands). Substantially all of the activity shown below occurred within the banking segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$61,409	$65,940	$67,495	$65,169
Provisions charged to operating expenses	3,419	7,238	5,640	13,738
Recoveries of loans previously charged off
Commercial and industrial	312	195	771	401
Real estate	329	23	346	172
Construction and land development	142	159	143	164
Consumer	6	44	21	61

Total recoveries	789	421	1,281	798

Loans charged off
Commercial and industrial	3,657	3,675	7,639	7,730
Real estate	1,858	358	2,021	775
Construction and land development	78	1,241	4,715	2,812
Consumer	14	17	31	80

Total charge-offs	5,607	5,291	14,406	11,397

Net charge-offs	(4,818)	(4,870)	(13,125)	(10,599)

Balance at end of period	$60,010	$68,308	$60,010	$68,308

Net charge-offs to average loans outstanding	0.58%	0.64%	0.79%	0.71%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, are presented in the table below (dollars in thousands).

	June 30, 2012		December 31, 2011
	Reserve	% of Gross Loans	Reserve	% of Gross Loans
Commercial and industrial	$36,373	54.51%	$38,196	54.49%
Real estate (including construction and land development)	23,532	44.66%	28,971	44.63%
Consumer	105	0.83%	328	0.88%

Total	$60,010	100.00%	$67,495	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. As of June 30, 2012, we had 6 credit relationships totaling $12.5 million of potential problem loans. At December 31, 2011, we had 7 credit relationships totaling $5.3 million of potential problem loans. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months.

Non-Performing Assets

The following table presents our components of non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2012	December 31, 2011	June 30, 2011
Loans accounted for on a non-accrual basis
Commercial and industrial	$11,292	$16,690	$11,168
Lease financing	877	1,561	1,937
Real estate	24,271	31,223	16,173
Construction and land development	19,125	25,841	54,728
Consumer	—	—	24

	$55,565	$75,315	$84,030

Non-performing loans as a percentage of total loans	1.30%	1.82%	2.49%

Other Real Estate Owned	$26,229	$30,254	$19,678

Other repossessed assets	$866	$1,165	$9,934

Non-performing assets	$82,660	$106,734	$113,642

Non-performing assets as a percentage of total assets	1.41%	1.87%	2.11%

Loans past due 90 days or more and still accruing	$48	$—	$—

Troubled debt restructurings included in accruing loans	$3,205	$9,388	$14,266

At June 30, 2012, total non-performing assets decreased $24.0 million to $82.7 million compared with $106.7 million at December 31, 2011, primarily due to a decrease in non-accrual loans and Other Real Estate Owned. Non-accrual loans were $55.6 million at June 30, 2012 and $75.3 million at December 31, 2011. The decrease in the level of non-accrual loans reflects charge-offs of non-accrual loans. Of these non-accrual loans, $11.3 million were characterized as commercial and industrial loans as of June 30, 2012, a decrease of $5.4 million compared with December 31, 2011. The commercial and industrial loans included four loan relationships in a variety of industries with an aggregate balance of approximately $8.6 million that are secured by accounts receivable and inventory.

Non-accrual loans also included $24.3 million characterized as real estate loans at June 30, 2012, including six commercial real estate loan relationships totaling approximately $17.5 million that are secured by occupied single family residential property, occupied commercial real estate, occupied industrial property, and a hotel.

Non-accrual loans at June 30, 2012 also included $19.1 million characterized as construction and land development loans. Three loan relationships account for approximately $17.2 million of the non-performing construction and land development loans. Collateral securing the loans includes residential land developments and unimproved land.

At June 30, 2012, troubled debt restructurings totaled $26.2 million, of which $3.2 million were included in accruing loans and $23.0 million were reported in non-accrual loans.

Other Real Estate Owned decreased $4.1 million to $26.2 million at June 30, 2012 compared with $30.3 million at December 31, 2011. The decrease was primarily due to valuation adjustments to the fair value of Other Real Estate Owned, principally adjustments to foreclosed properties from two loan relationships. At June 30, 2012, Other Real Estate Owned included a single parcel of unimproved land with a fair value, less cost to sell, of $15.3 million.

Additional interest income that would have been recorded if the non-accrual loans had been current and performing during the six months ended June 30, 2012 totaled $1.5 million and $1.8 million for the six months ended June 30, 2011.

Borrowings

Our borrowings as of June 30, 2012 and December 31, 2011 are shown in the table below (in thousands):

	June 30, 2012	December 31, 2011	Variance
			2012 v. 2011
Short-term borrowings	819,181	$476,439	$342,742
Notes payable	49,174	54,966	(5,792)
Junior subordinated debentures	67,012	67,012	—
Capital lease obligations	11,893	12,121	(228)

	$947,260	$610,538	$336,722

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB and short-term bank loans. The $342.7 million increase in short-term borrowings at June 30, 2012 compared with December 31, 2011 was due to increases in borrowings of $350.0 million at the FHLB resulting from decreases in deposits, increased borrowing by PrimeLending under its warehouse line of credit with the Bank and favorable pricing at the FHLB compared to other funding sources.

Notes payable is comprised of borrowings under term notes and a revolving line of credit with JPMorgan Chase and nonrecourse notes owed by First Southwest. The agreements underlying the JPMorgan Chase debt include certain restrictive covenants, including limitations on the ability to incur additional debt, limitations on the disposition of assets and requirements to maintain various financial ratios, including a non-performing asset ratio, at acceptable levels. As of June 30, 2012, the Bank’s non-performing asset ratio was in compliance with the non-performing asset ratio covenant. As of June 30, 2012, we had two revolving lines of credit with JPMorgan Chase, one of which had an outstanding principal balance of $5.0 million and was fully advanced, and the second of which was available to PrimeLending, had availability of $1.0 million and had not been drawn against.

Liquidity and Capital Resources

Liquidity refers to the measure of our ability to meet our customers’ short-term and long-term deposit withdrawals and anticipated and unanticipated increases in loan demand without penalizing earnings. Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on our net interest income. We discuss our management of interest rate and other risks in Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” herein.

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

At June 30, 2012, $114.1 million of our Series C Preferred Stock was outstanding under the Small Business Lending Fund program (the “SBLF”). The Series C Preferred Stock has an aggregate liquidation preference of approximately $114.1 million and qualifies as Tier 1 Capital for regulatory purposes.

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

The dividend rate on the Series C Preferred stock was 2.427% for the three months ended June 30, 2012. The dividend rate is 2.626% for the period from July 1, 2012 to September 30, 2012 as a result of a slight decrease in the level of QSBL at March 31, 2012 compared to December 31, 2011. Subject to the approval of Treasury, we expect the dividend rate for the period from October 1, 2012 to December 31, 2012 to be 2.730%.

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

At June 30, 2012, we exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 14.34%, Tier 1 capital to risk weighted assets ratio of 12.87% and a Tier 1 capital to average assets, or leverage, ratio of 10.17%. At June 30, 2012, the Bank was also considered to be “well-capitalized.” We discuss regulatory capital requirements in more detail in Note 11 to our unaudited consolidated interim financial statements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $246.4 million at June 30, 2012, an increase of $99.5 million from $146.9 million at June 30, 2011. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash used in operations during the first half of 2012 was $80.2 million, a decrease in cash flow of $27.4 million compared with the first half of 2011. Cash used by operations increased primarily due to an increase in the net cash used in our mortgage origination segment’s operations.

We use cash primarily to originate loans and purchase securities for our investment portfolio. At June 30, 2012, our loan portfolio, net of the allowance for loan losses, increased by $183.4 million compared to June 30, 2011. During the first half of 2012, the amount of cash used by lending activities decreased by $34.9 million compared with the first half of 2011. On the other hand, our investment securities portfolio decreased by $174.4 million at June 30, 2012 compared to June 30, 2011. Cash used in our investment activities included net purchases of securities in our investment portfolio during the first half of 2012, which were $31.0 million compared to net purchases of $105.7 million during the first half of 2011. We did not sell any securities during the six-month periods ended June 30, 2012 or 2011, respectively.

Cash provided by financing activities during the first half of 2012 was $38.0 million, an increase in cash provided of $128.6 million compared with the first half of 2011. The increase in cash provided was due primarily to a net increase in short-term borrowings during the first half of 2012 compared with the first half of 2011. This was partially offset by a net decrease in deposits during the first half of 2012.

We had deposits of $4.0 billion at June 30, 2012, a decrease of $293.5 million compared with December 31, 2011. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Within the deposits portfolio, time deposits over $100,000, noninterest-bearing demand deposits, brokered time deposits and money market deposits decreased by $108.0 million, $91.4 million, $38.8 million and $18.8 million, respectively during the first half of 2012, due primarily to our choosing to replace certain maturing time deposits with lower cost sources of funding, including advances from the FHLB.

Our 15 largest depositors, excluding our indirect wholly owned subsidiary, First Southwest, accounted for approximately 18.39% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 10.26% of our total deposits at June 30, 2012. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.3 billion maintained with the Bank. At June 30, 2012, PrimeLending had outstanding borrowings of $888.7 million against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released, although it may retain servicing in limited circumstances. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unrelated commercial bank of up to $1.0 million. At June 30, 2012, PrimeLending had no borrowings under this line of credit.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with unrelated commercial banks of up to $215.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At June 30, 2012, FSC had borrowed approximately $75.6 million under these credit arrangements.

Impact of Inflation and Changing Prices

Our financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States, which presently requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the U.S. government, its agencies and various other governmental regulatory authorities.

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

The Bank had in the aggregate outstanding unused commitments to extend credit of $1.0 billion at June 30, 2012. The Bank had outstanding standby letters of credit of $44.8 million at June 30, 2012.

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

We hold auction rate bonds for which an active market does not currently exist. Accordingly, we utilize the work of a third-party valuation specialist to assist us in the estimation of the fair value of the auction rate bonds on a quarterly basis. We developed inputs for the valuation using the terms of the auction rate bonds, market interest rates, asset appropriate credit transition matrices and recovery rates, and assumptions regarding the term to maturity of the auction rate bonds. We incurred OTTI on certain of the auction rate bonds in 2011 and 2012. We determined the amount of the OTTI by evaluating the historical and projected performance of the underlying collateral, the extent of government guarantees related to the collateral, expenses associated with the trust that issued the auction rate bonds, expected cash flows from the auction rate bonds and other factors. For additional discussion of the auction rate bonds, please see Notes 2 and 15 to our unaudited consolidated financial statements.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on June 30, 2012 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

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

	June 30, 2012
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,776,239	$402,443	$368,208	$119,368	$241,487	$3,907,745
Securities	126,169	73,853	70,308	19,823	455,722	745,875
Federal funds sold and securities purchased under agreements to resell	14,878	20,712	—	—	—	35,590
Other interest sensitive assets	150,565	—	—	—	—	150,565

Total interest sensitive assets	3,067,851	497,008	438,516	139,191	697,209	4,839,775

Interest sensitive liabilities:
Interest bearing checking	$1,474,608	$—	$—	$—	$—	$1,474,608
Savings	163,805	—	—	—	—	163,805
Time deposits	684,140	277,393	67,833	11,487	55,418	1,096,271
Notes payable & other borrowings	726,141	719	2,046	1,098	7,796	737,800

Total interest sensitive liabilities	3,048,694	278,112	69,879	12,585	63,214	3,472,484

Interest sensitivity gap	$19,157	$218,896	$368,637	$126,606	$633,995	$1,367,291

Cumulative interest sensitivity gap	$19,157	$238,053	$606,690	$733,296	$1,367,291

Percentage of cumulative gap to total interest sensitive assets	0.40%	4.92%	12.54%	15.15%	28.25%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on market value of portfolio equity for the banking segment as of June 30, 2012 (dollars in thousands):

June 30, 2012
Change in Interest Rates (basis points)	Changes in Net Interest Income		Changes in Market Value of Equity
	Amount	Percent	Amount	Percent
+300	$(7,056)	-3.52%	$20,746	3.49%
+200	$(9,180)	-4.58%	$3,621	0.61%
+100	$(8,195)	-4.09%	$(16,380)	-2.75%
-50	$2,500	1.25%	$(93,139)	-15.66%

The projected changes in net interest income and market value of equity to changes in interest rates at June 30, 2012 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factors constitute a material amendment to the risk factors disclosed under Item 1A of our Annual Report. The risk factors set forth in the prospectus in Amendment No.1 to Form S-4 (File No. 333-182513) filed by Hilltop Holdings Inc. on August 3, 2012 are incorporated by reference herein. For more information concerning our risk factors, please refer to Item 1A of our Annual Report.

Risks Related to the Merger

Because the stock portion of the merger consideration is based on a fixed ratio and the market price of shares of Hilltop common stock may fluctuate, you cannot be certain of the dollar value of the consideration that you will receive upon completion of the Merger.

Upon completion of the Merger, in addition to the cash portion of the merger consideration, each PlainsCapital shareholder of record will receive, in exchange for each share of PlainsCapital common stock owned by such shareholder immediately prior to the Merger, 0.776 shares of Hilltop common stock, plus cash in lieu of any fractional shares (subject to certain adjustments in the case of future stock issuances by PlainsCapital not otherwise contemplated in the Merger Agreement). Because the stock portion of the merger consideration is based on a fixed ratio, the value of the shares of Hilltop common stock that will be issued to shareholders of PlainsCapital in the Merger will depend on the market price of shares of Hilltop common stock at the time they are issued. There will be no adjustment to the number of shares of Hilltop common stock that will be issued to you based upon changes in the market price of shares of Hilltop common stock or PlainsCapital common stock prior to the closing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2012, we issued 10,200 shares of Original Common Stock upon the exercise of outstanding stock options issued to employees at exercise prices ranging from $10.88 to $12.15 per share. These options were awarded pursuant to the exemption from compliance with the registration requirements of the Securities Act provided by Rule 701 promulgated thereunder. The issuance of shares of our Original Common Stock pursuant to the exercise of such options was therefore also exempt from registration under the Securities Act pursuant to Rule 701.

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

PLAINSCAPITAL CORPORATION

Date:	August 6, 2012	By:	/s/ JOHN A. MARTIN
		Name:	John A. Martin
		Title:	Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Date:	August 6, 2012	By:	/s/ JEFF ISOM
		Name:	Jeff Isom
		Title:	Executive Vice President of Finance and Accounting
(Principal accounting officer)

Exhibit Index

Exhibit No.		Exhibit Description		Incorporated by Reference
			Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1†	–	Agreement and Plan of Merger, dated May 8, 2012, by and among Hilltop Holdings Inc., Meadow Corporation and PlainsCapital Corporation.		8-K	000-53629	2.1	05/09/12

3.1	–	Third Amended and Restated Certificate of Formation of PlainsCapital Corporation, as amended.		10-Q	000-53629	3.1	08/04/11

3.2	–	Certificate of Designation of Non-Cumulative Perpetual Preferred Stock, Series C.		8-K	000-53629	3.1	09/28/11

3.3	–	Amended and Restated Bylaws of PlainsCapital Corporation.		8-K	000-53629	3.1	08/31/09

4.1	–	Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.2	04/17/09

4.2	–	First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.3	04/17/09

4.3	–	Indenture, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association.		10	000-53629	4.4	04/17/09

4.4	–	First Supplemental Indenture, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.5	04/17/09

4.5	–	Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of August 7, 2006, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.6	04/17/09

4.6	–	Guarantee Agreement, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association, as trustee.		10	000-53629	4.7	04/17/09

4.7	–	First Amendment to Guarantee Agreement, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.8	04/17/09

Exhibit No.		Exhibit Description		Incorporated by Reference
			Filed Herewith	Form	File No.	Exhibit	Filing Date

4.8	–	Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.9	04/17/09

4.9	–	Indenture, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.10	04/17/09

4.10	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of March 26, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.11	04/17/09

4.11	–	Guarantee Agreement, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.12	04/17/09

4.12	–	Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.13	04/17/09

4.13	–	Indenture, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.14	04/17/09

4.14	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of September 17, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.15	04/17/09

4.15	–	Guarantee Agreement, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.16	04/17/09

4.16	–	Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, and Alan B. White, DeWayne Pierce, and Jeff Isom, as Administrative Trustees.		10	000-53629	4.17	04/17/09

Exhibit No.		Exhibit Description		Incorporated by Reference
			Filed Herewith	Form	File No.	Exhibit	Filing Date

4.17	–	Junior Subordinated Indenture, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.18	04/17/09

4.18	–	PlainsCapital Corporation (f/k/a Plains Capital Corporation) Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by PlainsCapital Corporation in favor of Wells Fargo Bank, N.A., as trustee of the PCC Statutory Trust IV.		10	000-53629	4.19	04/17/09

4.19	–	Guarantee Agreement, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.20	04/17/09

4.20	–	Registration Rights Agreement, dated as of December 31, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg, as Stockholders’ Representative.		10/A	000-53629	4.21	06/26/09

4.21	–	Form of Stock Certificate for Non-Cumulative Perpetual Preferred Stock, Series C.		8-K	000-53629	4.1	09/28/11

10.1	–	Agreement and Plan of Merger, dated as of November 7, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.1	04/17/09

10.2	–	First Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.2	04/17/09

10.3	–	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.3	04/17/09

10.4*	–	Amended and Restated Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.4	04/17/09

10.5*	–	First Amendment to Amended and Restated Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.5	04/17/09

Exhibit No.		Exhibit Description		Incorporated by Reference
			Filed Herewith	Form	File No.	Exhibit	Filing Date

10.6*	–	Employment Agreement, effective as of December 31, 2008, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.6	04/17/09

10.7*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.7	04/17/09

10.8*		Waiver of Executive’s 2011 Bonus, dated as of March 7, 2012, by Hill A. Feinberg in favor of First Southwest Holdings, LLC.		10-Q	000-53629	10.8	05/09/12

10.9*	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.8	04/17/09

10.10*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.9	04/17/09

10.11*	–	Employment Agreement, dated as of January 1, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.1	11/16/10

10.12*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.2	11/16/10

10.13*	–	Second Amendment to Employment Agreement, dated as of November 15, 2010, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.3	11/16/10

10.14*	–	Employment Agreement, dated as of November 15, 2010, between John A. Martin and PlainsCapital Corporation.		8-K	000-53629	10.4	11/16/10

10.15*		Employment Agreement, dated as of April 1, 2010, between Todd Salmans and PlainsCapital Corporation.		10-K	000-53629	10.21	03/22/11

10.16*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 1998 (the “1998 Incentive Stock Option Plan”).		10	000-53629	10.13	04/17/09

10.17*	–	Plains Capital Corporation Incentive Stock Option Plan, dated April 18, 2001 (the “2001 Incentive Stock Option Plan”).		10	000-53629	10.14	04/17/09

10.18*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 2003 (the “2003 Incentive Stock Option Plan”).		10	000-53629	10.15	04/17/09

Exhibit No.		Exhibit Description		Incorporated by Reference
			Filed Herewith	Form	File No.	Exhibit	Filing Date

10.19*	–	Plains Capital Corporation 2005 Incentive Stock Option Plan, dated April 20, 2005 (the “2005 Incentive Stock Option Plan”).		10	000-53629	10.16	04/17/09

10.20*	–	Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008 (the “2007 Stock Option Plan”).		10	000-53629	10.17	04/17/09

10.21*	–	PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	08/31/09

10.22*		First Amendment to PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	11/10/11

10.23*	–	PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.2	03/23/10

10.24*	–	PNB Financial Bank Supplemental Executive Pension Plan, effective as of January 1, 2008.		10	000-53629	10.18	04/17/09

10.25*	–	First Amendment to PlainsCapital Bank Supplemental Executive Pension Plan, effective as of March 19, 2009.		10	000-53629	10.19	04/17/09

10.26*	–	Second Amendment to PlainsCapital Bank Supplemental Executive Pension Plan, date May 8, 2012.		8-K	000-53629	10.1	05/09/12

10.27*	–	Plains Capital Corporation Employee Stock Ownership Plan, effective January 1, 2004 and as amended and restated as of January 1, 2006.		10	000-53629	10.20	04/17/09

10.28*	–	First Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, effective as of January 1, 2007.		10	000-53629	10.21	04/17/09

10.29*	–	Second Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, dated as of December 1, 2008.		10	000-53629	10.22	04/17/09

10.30*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Huffines, Schaffner and White on December 17, 2008.		10	000-53629	10.23	04/17/09

10.31*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Mr. Feinberg, effective as of December 31, 2008.		10	000-53629	10.24	04/17/09

10.32*	–	Form of Stock Option Agreement under the 1998 Incentive Stock Option Plan.		10	000-53629	10.26	04/17/09

10.33*	–	Form of Stock Option Agreement under the 2001 Incentive Stock Option Plan.		10	000-53629	10.27	04/17/09

10.34*	–	Form of Stock Option Agreement under the 2003 Incentive Stock Option Plan.		10	000-53629	10.28	04/17/09

10.35*	–	Form of Stock Option Agreement under the 2005 Incentive Stock Option Plan.		10	000-53629	10.29	04/17/09

Exhibit No.		Exhibit Description		Incorporated by Reference
			Filed Herewith	Form	File No.	Exhibit	Filing Date

10.36*	–	Form of Stock Option Agreement under the 2007 Stock Option Plan.		10	000-53629	10.30	04/17/09

10.37*		Form of Incentive Stock Option Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.2	11/10/11

10.38*		Form of Nonqualified Stock Option Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.3	11/10/11

10.39*		Form of Restricted Stock Award Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.4	11/10/11

10.40*		Form of Restricted Stock Unit Award Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.5	11/10/11

10.41*	–	Form of Restricted Stock Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.3	03/23/10

10.42*	–	Form of Restricted Stock Unit Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.4	03/23/10

10.43	–	Amended and Restated Subordinate Credit Agreement, dated as of December 19, 2007, between JP Morgan Chase Bank, N.A. and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.31	04/17/09

10.44	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.32	10/21/09

10.45	–	Third Amended and Restated Subordinate Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.33	10/21/09

10.46	–	Amended and Restated Loan Agreement, dated as of October 1, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.33	04/17/09

10.47	–	First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2002, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.34	04/17/09

Exhibit No.		Exhibit Description		Incorporated by Reference
			Filed Herewith	Form	File No.	Exhibit	Filing Date

10.48	–	Second Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.35	04/17/09

10.49	–	Third Amendment to Amended and Restated Loan Agreement, dated as of June 1, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.36	04/17/09

10.50	–	Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 21, 2005, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.37	04/17/09

10.51	–	Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 16, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.38	04/17/09

10.52	–	Sixth Amendment to Amended and Restated Loan Agreement, dated as of December 19, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.39	04/17/09

10.53	–	Seventh Amendment to Amended and Restated Loan Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.41	10/21/09

10.54	–	Eighth Amendment to Amended and Restated Loan Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	04/29/10

10.55	–	Ninth Amendment to Amended and Restated Loan Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/05/10

10.56	–	Tenth Amendment to Amended and Restated Loan Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.1	01/25/11

10.57	–	Eleventh Amendment to Amended and Restated Loan Agreement, dated as of July 26, 2011, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/01/11

Exhibit No.		Exhibit Description		Incorporated by Reference
			Filed Herewith	Form	File No.	Exhibit	Filing Date

10.58	–	Commercial Pledge and Security Agreement, dated as of November 1, 2000, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) for the benefit of JPMorgan Chase Bank, NA (f/k/a Bank One, Texas N.A.).		10	000-53629	10.40	04/17/09

10.59	–	Sixth Amended and Restated Promissory Note, dated as of July 26, 2011, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	08/01/11

10.60	–	Loan Agreement, dated as of September 22, 2004, between JPMorgan Chase Bank, NA (f/k/a Bank One, NA) and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.42	04/17/09

10.61	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.45	10/21/09

10.62	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.6	08/05/10

10.63	–	Renewal, Extension and Modification Agreement, dated as of July 26, 2011, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.5	08/01/11

10.64	–	Third Amended and Restated Promissory Note, dated as of July 26, 2011, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.6	08/01/11

10.65	–	Loan Agreement, dated as of October 27, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.44	04/17/09

10.66	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.48	10/21/09

10.67	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.8	08/05/10

10.68	–	Fourth Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.9	08/05/10

Exhibit No.		Exhibit Description		Incorporated by Reference
			Filed Herewith	Form	File No.	Exhibit	Filing Date

10.69	–	Credit Agreement, dated as of October 13, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, N.A.		10	000-53629	10.47	04/17/09

10.70	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.51	10/21/09

10.71	–	Modification Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.2	04/29/10

10.72	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.3	08/05/10

10.73	–	Modification Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	01/25/11

10.74	–	Renewal, Extension and Modification Agreement, dated as of July 26, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.3	08/01/11

10.75	–	Fourth Amended and Restated Promissory Note, dated as of July 26, 2011, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.4	08/01/11

10.76	–	Office Lease, dated as of February 7, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.49	04/17/09

10.77	–	First Amendment to Office Lease, dated as of April 3, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.50	04/17/09

10.78	–	Second Amendment to Office Lease, dated as of November 14, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and H/H Victory Holdings, L.P.		10	000-53629	10.51	04/17/09

10.79	–	Securities Purchase Agreement, dated as of September 27, 2011, between PlainsCapital Corporation and the Secretary of the Treasury.		8-K	000-53629	10.1	09/28/11

10.80	–	Repurchase Letter, dated as of September 27, 2011, between PlainsCapital Corporation and the United Stated Department of the Treasury.		8-K	000-53629	10.2	09/28/11

Exhibit No.		Exhibit Description		Incorporated by Reference
			Filed Herewith	Form	File No.	Exhibit	Filing Date

10.81	–	Third Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10-Q	000-53629	10.80	05/09/12

10.82	–	Fourth Amendment to Agreement and Plan of Merger, dated as of May 8, 2012, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		8-K	000-53629	2.2	05/09/12

31.1	–	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	–	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**		XBRL Instance Document.	X

101.SCH**		XBRL Taxonomy Extension Schema Document.	X

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. PlainsCapital Corporation hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.