Form 10-Q
period 2012-09-30
PLAINSCAPITAL CORP
filed 2012-11-02
CIK 822083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of October 30, 2012, there were 34,557,535 shares of the registrant’s Original Common Stock, $0.001 par value, and no shares of the registrant’s Common Stock, $0.001 par value, outstanding, including 2,390,160 shares of Original Common Stock that participate in dividends but are not defined as outstanding under generally accepted accounting principles.

PlainsCapital Corporation

Quarterly Report on Form 10-Q for the period ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PlainsCapital Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2012	December 31,
	(Unaudited)	2011
	(In thousands, except share amounts)
Assets
Cash and due from banks	$355,302	$344,647
Federal funds sold and securities purchased under agreements to resell	55,441	3,347
Assets segregated for regulatory purposes	2,800	—
Loans held for sale	1,335,687	776,372
Securities
Trading, at fair market value	45,156	58,957
Available for sale, amortized cost $627,919 and $594,287, respectively	639,838	601,086
Held to maturity, fair market value $127,017 and $188,736, respectively	117,471	179,710

	802,465	839,753
Loans, net of unearned income	3,259,745	3,351,167
Allowance for loan losses	(59,453)	(67,495)

Loans, net	3,200,292	3,283,672

Broker-dealer and clearing organization receivables	174,595	111,690
Fee award receivable	17,107	18,002
Investment in unconsolidated subsidiaries	2,012	2,012
Premises and equipment, net	96,941	92,906
Accrued interest receivable	15,557	16,175
Other real estate owned	26,314	30,254
Goodwill, net	31,568	35,880
Other intangible assets, net	10,222	11,385
Other assets	223,712	133,925

Total assets	$6,350,015	$5,700,020

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$240,240	$328,858
Interest-bearing	4,085,847	3,917,348

Total deposits	4,326,087	4,246,206

Broker-dealer and clearing organization payables	219,450	186,483
Short-term borrowings	898,344	476,439
Capital lease obligations	11,775	12,121
Notes payable	45,620	54,966
Junior subordinated debentures	67,012	67,012
Other liabilities	178,003	137,509

Total liabilities	5,746,291	5,180,736

Commitments and contingencies

Shareholders’ equity
PlainsCapital Corporation shareholders’ equity
Preferred stock, $1.00 par value per share, authorized 50,000,000 shares; Series C, 114,068 shares issued	114,068	114,068
Original Common Stock, $0.001 par value per share, authorized 100,000,000 shares; 32,357,629 and 31,920,732 shares issued, respectively	32	32
Common Stock, $0.001 par value per share, authorized 150,000,000 shares; 0 shares issued	—	—
Surplus	162,697	156,123
Retained earnings	318,200	244,291
Accumulated other comprehensive income	8,300	4,587

	603,297	519,101
Unearned ESOP shares (190,254 shares)	(2,070)	(2,070)

Total PlainsCapital Corporation shareholders’ equity	601,227	517,031
Noncontrolling interest	2,497	2,253

Total shareholders’ equity	603,724	519,284

Total liabilities and shareholders’ equity	$6,350,015	$5,700,020

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Income—Unaudited

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$51,281	$46,051	$148,126	$132,891
Securities
Taxable	3,216	4,904	9,960	14,603
Tax-exempt	2,445	2,130	7,516	7,122
Federal funds sold and securities purchased under agreements to resell	501	916	733	2,668
Interest-bearing deposits with banks	199	243	587	750
Other	1,683	2,009	5,560	4,940

Total interest income	59,325	56,253	172,482	162,974

Interest expense
Deposits	3,817	7,013	13,461	22,037
Short-term borrowings	549	349	1,542	1,121
Capital lease obligations	141	133	425	404
Notes payable	639	777	2,034	2,392
Junior subordinated debentures	647	622	1,939	1,870
Other	105	166	460	347

Total interest expense	5,898	9,060	19,861	28,171

Net interest income	53,427	47,193	152,621	134,803
Provision for loan losses	2,876	4,500	8,516	18,238

Net interest income after provision for loan losses	50,551	42,693	144,105	116,565

Noninterest income
Service charges on depositor accounts	2,018	2,207	6,181	6,074
Net realized gains (losses) on sale of securities	(2,601)	288	(2,601)	1,533
Other-than-temporary impairment
Total other-than-temporary impairment losses on securities	—	(6,218)	(4,876)	(6,218)
Portion of loss recognized in other comprehensive income	—	2,318	2,788	2,318

Net other-than-temporary impairment losses recognized in earnings	—	(3,900)	(2,088)	(3,900)
Net gains from sale of loans	157,410	91,916	375,803	196,891
Mortgage loan origination fees	23,172	17,041	61,904	52,513
Trust fees	1,016	1,073	3,092	3,123
Investment advisory fees and commissions	18,686	18,275	55,819	46,542
Securities brokerage fees and commissions	5,653	6,246	18,938	17,653
Other	2,827	2,760	9,658	8,406

Total noninterest income	208,181	135,906	526,706	328,835

Noninterest expense
Employees’ compensation and benefits	134,046	94,145	352,223	238,903
Occupancy and equipment, net	18,968	15,889	53,810	47,099
Professional services	11,246	8,333	30,452	20,971
Deposit insurance premium	835	837	2,738	3,927
Repossession and foreclosure, net of recoveries	670	5,829	8,270	8,441
Other	36,022	27,088	91,187	63,751

Total noninterest expense	201,787	152,121	538,680	383,092

Income before income taxes	56,945	26,478	132,131	62,308
Income tax provision	19,354	9,215	46,570	21,715

Net income	37,591	17,263	85,561	40,593
Less: Net income attributable to noncontrolling interest	1,321	570	2,957	876

Net income attributable to PlainsCapital Corporation	36,270	16,693	82,604	39,717
Dividends on preferred stock and other	748	3,609	2,534	6,412

Income applicable to PlainsCapital Corporation common shareholders	$35,522	$13,084	$80,070	$33,305

Earnings per common share
Basic	$1.07	$0.40	$2.42	$1.02

Diluted	$1.03	$0.39	$2.35	$0.99

Dividends per common share	$0.06	$0.05	$0.18	$0.15

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income—Unaudited

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$37,591	$17,263	$85,561	$40,593
Other comprehensive income (loss)
Unrealized gains on securities available for sale, net of tax of $2,210, $3,508, $1,862 and $3,000	4,104	6,515	3,457	5,569
Unrealized gains (losses) on securities held in trust for the Supplemental Executive Pension Plan, net of tax of $76, ($486), $138 and ($407)	140	(903)	256	(755)
Unrealized loss on customer-related cash flow hedges, net of tax of ($24)	—	—	—	(45)

Comprehensive income	41,835	22,875	89,274	45,362
Less: comprehensive income attributable to noncontrolling interest	1,321	570	2,957	876

Comprehensive income applicable to PlainsCapital Corporation	$40,514	$22,305	$86,317	$44,486

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity—Unaudited

	PlainsCapital Corporation Shareholders
	Preferred Stock		Common Stock			Retained	Accumulated Other Comprehensive	Unearned ESOP	Noncontrolling
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Shares	Interest	Total
	(In thousands, except share and per share amounts)
Balance, January 1, 2011	92,013	$89,193	31,780,828	$32	$153,289	$206,786	$(281)	$(2,528)	$785	$447,276
Redemption of Series A and Series B preferred stock	(92,013)	(92,013)	—	—	—	—	—	—	—	(92,013)
Sale of Series C preferred stock	114,068	114,068	—	—	—	—	—	—	—	114,068
Stock option plans’ activity, including compensation expense	—	—	45,663	—	319	—	—	—	—	319
Vesting of stock-based compensation	—	—	85,213	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,780	—	—	—	—	1,780
ESOP activity	—	—	—	—	—	35	—	—	—	35
Dividends on common stock ($0.15 per share)	—	—	—	—	—	(5,117)	—	—	—	(5,117)
Dividends on preferred stock	—	—	—	—	—	(3,592)	—	—	—	(3,592)
Preferred stock discount and accretion	—	2,820	—	—	—	(2,820)	—	—	—	—
Cash received from noncontrolling interest	—	—	—	—	—	—	—	—	944	944
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(652)	(652)
Net income	—	—	—	—	—	39,717	—	—	876	40,593
Other comprehensive income	—	—	—	—	—	—	4,769	—	—	4,769

Balance, September 30, 2011	114,068	$114,068	31,911,704	$32	$155,388	$235,009	$4,488	$(2,528)	$1,953	$508,410

Balance, January 1, 2012	114,068	$114,068	31,920,732	$32	$156,123	$244,291	$4,587	$(2,070)	$2,253	$519,284
Stock option plans’ activity, including compensation expense	—	—	173,573	—	1,514	—	—	—	—	1,514
Vesting of stock-based compensation	—	—	84,753	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,560	—	—	—	—	2,560
ESOP activity	—	—	178,571	—	2,500	34	—	—	—	2,534
Dividends on common stock ($0.18 per share)	—	—	—	—	—	(6,195)	—	—	—	(6,195)
Dividends on preferred stock	—	—	—	—	—	(2,534)	—	—	—	(2,534)
Cash received from noncontrolling interest	—	—	—	—	—	—	—	—	316	316
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2,840)	(2,840)
Sale of majority-owned subsidiary	—	—	—	—	—	—	—	—	(189)	(189)
Net income	—	—	—	—	—	82,604	—	—	2,957	85,561
Other comprehensive income	—	—	—	—	—	—	3,713	—	—	3,713

Balance, September 30, 2012	114,068	$114,068	32,357,629	$32	$162,697	$318,200	$8,300	$(2,070)	$2,497	$603,724

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Consolidated Statements of Cash Flows—Unaudited

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$85,561	$40,593
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	8,516	18,238
Net losses on other real estate owned	6,980	7,352
Depreciation and amortization	17,881	22,247
Stock-based compensation expense	2,560	1,799
Net realized losses (gains) on securities	4,689	2,367
Loss on sale of premises and equipment	975	178
Gain on sale of majority-owned subsidiary	(74)	—
Stock dividends received on securities	(23)	(17)
Deferred income taxes	(3,645)	(746)
Net change in prepaid FDIC assessments	2,490	3,446
Net change in assets segregated for regulatory purposes	(2,800)	—
Net change in trading securities	13,801	(28,275)
Net change in broker-dealer and clearing organization receivables	(62,905)	(80,434)
Net change in fee award receivable	895	922
Net change in other assets	(53,244)	(6,612)
Net change in broker-dealer and clearing organization payables	32,967	76,662
Net change in other liabilities	39,905	(19,969)
Net gains from sale of loans	(375,803)	(196,891)
Loans originated for sale	(9,706,400)	(5,870,405)
Proceeds from loans sold	9,515,877	5,848,913

Net cash provided by (used in) operating activities	(471,797)	(180,632)

Investing Activities
Net change in securities purchased under resale agreements	(34,976)	82,464
Proceeds from maturities and principal reductions of securities held to maturity	16,888	20,657
Proceeds from sales, maturities and principal reductions of securities available for sale	515,601	478,773
Purchases of securities held to maturity	—	(1,031)
Purchases of securities available for sale	(511,761)	(534,902)
Net change in loans	64,556	(24,080)
Purchases of premises and equipment and other assets	(20,245)	(24,952)
Proceeds from sales of premises and equipment and other real estate owned	8,337	11,020
Net proceeds from sale of majority-owned subsidiary	3,934	—
Net cash received (paid) for Federal Home Loan Bank and Federal Reserve Bank stock	(27,292)	3,341

Net cash provided by (used in) investing activities	15,042	11,290

Financing Activities
Net change in deposits	79,881	456,001
Net change in short-term borrowings	421,905	(175,229)
Proceeds from notes payable	—	4,000
Payments on notes payable	(9,346)	(10,197)
Payments to redeem preferred stock	—	(92,013)
Proceeds from issuance of preferred stock	—	114,068
Proceeds from issuance of common stock	4,014	300
Dividends paid	(9,056)	(9,256)
Net cash received from (distributed to) noncontrolling interest	(2,524)	292
Other, net	(346)	(347)

Net cash provided by (used in) financing activities	484,528	287,619

Net change in cash and cash equivalents	27,773	118,277
Cash and cash equivalents at beginning of period	347,189	359,335

Cash and cash equivalents at end of period	$374,962	$477,612

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$21,173	$30,496

Income taxes	$44,138	$2,575

Supplemental Schedule of Noncash Activities
Conversion of loans to other real estate owned	$11,029	$27,630

Capital leases	$—	$887

See accompanying notes.

PlainsCapital Corporation and Subsidiaries

Notes to Consolidated Interim Financial Statements – Unaudited

September 30, 2012

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation

The unaudited consolidated financial statements of PlainsCapital Corporation, a Texas corporation, and its subsidiaries (“we,” “us,” “our,” “our company,” or “PlainsCapital”) for the three and nine month periods ended September 30, 2012 and 2011 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC, the controlling and sole managing member of PrimeLending Ventures, LLC (“Ventures”). Through a series limited liability company structure, Ventures establishes separate operating divisions with select business partners, primarily home builders, to originate residential mortgage loans.

On May 8, 2012, we entered into an Agreement and Plan of Merger with Hilltop Holdings Inc. (“Hilltop”) and a wholly owned subsidiary of Hilltop, whereby if the merger (the “Merger”) contemplated therein were consummated, PlainsCapital would merge into a subsidiary of Hilltop, which subsidiary would survive the transaction, and each share of our common stock would be converted into the right to receive 0.776 shares of Hilltop’s common stock and a cash payment of $9.00, subject to certain adjustments. The shareholders of PlainsCapital have approved the Merger, and the shareholders of Hilltop have approved the issuance of shares in connection with the Merger. The Merger is subject to receipt of regulatory approval and satisfaction of other customary closing conditions. If completed, the Merger would constitute a change in control of PlainsCapital.

1. Summary of Significant Accounting and Reporting Policies (continued)

In July 2012, PlainsCapital sold, at approximately carrying value, its controlling membership interest in Hester Capital Management, LLC (“Hester Capital”) to an unrelated third party. The operations of Hester Capital were not significant to PlainsCapital or to PlainsCapital’s financial advisory segment.

The acquisition cost of First Southwest was approximately $62.2 million. In addition, PlainsCapital placed approximately 1.7 million shares of PlainsCapital common stock, valued at approximately $19.2 million as of December 31, 2008, into escrow. The percentage of shares to be released from escrow and distributed to former First Southwest stockholders will be determined based upon, among other factors, the valuation of certain auction rate bonds held by First Southwest prior to the merger (or repurchased from investors following the closing of the merger) as of the last day of December 2012 or, if applicable, the aggregate sales price of such auction rate bonds prior to such date. Based on sales of auction rate bonds to date and the fair value of bonds held at September 30, 2012, we expect to release between 50% and 80% of the shares held in escrow to former First Southwest stockholders. However, we cannot determine the precise number of shares to be released from escrow upon resolution of the contingency on December 31, 2012. Any shares released out of the escrow will be accounted for as additional acquisition cost.

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

1. Summary of Significant Accounting and Reporting Policies (continued)

The components of accumulated other comprehensive income (“AOCI”) at September 30, 2012 and December 31, 2011 are shown in the following table (in thousands, net of taxes):

	September 30, 2012	December 31, 2011
Unrealized gain on securities available for sale	$7,706	$5,718
Unrealized gain (loss) on securities for which the credit portion of an OTTI has been recognized in earnings	41	(1,428)
Unrealized gain on securities held in trust for the Supplemental Executive Pension Plan	553	297

	$8,300	$4,587

Reclassification

Certain items in the 2011 financial statements have been reclassified to conform to the 2012 presentation.

2. Securities

The amortized cost and fair value of securities, excluding trading securities, as of September 30, 2012, and December 31, 2011 are summarized as follows (in thousands):

	Available for Sale
		Recognized in AOCI
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	OTTI	Fair Value
As of September 30, 2012
U. S. government agencies
Bonds	$390,250	$1,082	$(26)	$—	$391,306
Mortgage-backed securities	33,275	3,536	—	—	36,811
Collateralized mortgage obligations	118,866	1,342	(49)	—	120,159
States and political subdivisions	61,435	5,973	(3)	—	67,405
Auction rate bonds	24,093	—	—	64	24,157

Totals	$627,919	$11,933	$(78)	$64	$639,838

As of December 31, 2011
U. S. government agencies
Bonds	$183,191	$659	$—	$—	$183,850
Mortgage-backed securities	33,897	2,456	(83)	—	36,270
Collateralized mortgage obligations	260,878	2,284	(1,084)	—	262,078
States and political subdivisions	69,779	4,613	(48)	—	74,344
Auction rate bonds	46,542	—	—	(1,998)	44,544

Totals	$594,287	$10,012	$(1,215)	$(1,998)	$601,086

	Held to Maturity
	Amortized Cost	OTTI Unrealized Loss Recognized in AOCI	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2012
U. S. government agencies
Mortgage-backed securities	$5,209	$—	$5,209	$449	$(5)	$5,653
Collateralized mortgage obligations	10,915	—	10,915	223	(20)	11,118
States and political subdivisions	101,347	—	101,347	8,901	(2)	110,246
Auction rate bonds	—	—	—	—	—	—

Totals	$117,471	$—	$117,471	$9,573	$(27)	$127,017

As of December 31, 2011
U. S. government agencies
Mortgage-backed securities	$6,639	$—	$6,639	$547	$(6)	$7,180
Collateralized mortgage obligations	15,974	—	15,974	419	(88)	16,305
States and political subdivisions	111,924	—	111,924	7,209	(10)	119,123
Auction rate bonds	45,372	(199)	45,173	955	—	46,128

Totals	$179,909	$(199)	$179,710	$9,130	$(104)	$188,736

2. Securities (continued)

In the second quarter of 2012, the credit ratings of all of the auction rate bonds held by the Bank were downgraded. In response to the deterioration of the creditworthiness of the auction rate bonds evidenced by the downgrade, the Bank transferred senior auction rate bonds with a net carrying amount of $41.3 million from held to maturity to available for sale. The net carrying amount of the transferred securities included an unrealized loss of $2.8 million that was included, net of tax, in accumulated other comprehensive income at June 30, 2012, which reduced shareholders’ equity.

In addition, the Bank determined that certain senior auction rate bonds had incurred other-than-temporary impairment. In order to determine the amount of the OTTI, the Bank evaluated the historical and projected performance of the underlying student loan collateral, the extent of the government guarantee, expenses associated with the trust that issued the securities, the expected cash flows from the auction rate bonds and other factors. As a result of this evaluation, the Bank determined that it incurred OTTI of $0 and approximately $4.9 million on auction rate bonds for the three and nine months ended September 30, 2012. The credit-related portion of the OTTI, calculated as the difference between the securities’ amortized cost basis and the present value of the securities’ expected future cash flows, was $0 and approximately $2.1 million for the three and nine months ended September 30, 2012, and was recorded in operating results. The remaining $2.8 million of the OTTI for the nine months ended September 30, 2012 has been recognized in other comprehensive income. The Bank incurred OTTI of $6.2 million for the three and nine months ended September 30, 2011. The credit related portion of the OTTI was approximately $3.9 million for the three and nine months ended and was recorded in operating results, while the remaining OTTI of $2.3 million was recorded in other comprehensive income.

In the third quarter of 2012, the Bank sold all of its senior auction rate bonds, resulting in a remaining balance of $24.2 million of subordinated action rate bonds. The bank received proceeds of $63.2 million and realized gross losses of $2.6 million.

The following table provides details regarding the amounts of credit-related OTTI recognized in earnings (in thousands):

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2012	2011
Balance at beginning of period	$5,305	$—
Additions for credit-related OTTI not previously recognized	1,156	5,305
Additional increases to credit loss on OTTI previously recognized	932	—
Reductions for securities sold during the period (realized)	(2,847)	—

Balance at end of period	$4,546	$5,305

2. Securities (continued)

Information regarding securities, including those for which the credit-related portion of an OTTI has been recorded in earnings, which were in an unrealized loss position as of September 30, 2012 and December 31, 2011, is shown in the following tables (dollars in thousands):

	As of September 30, 2012			As of December 31, 2011
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale
U. S. government agencies
Bonds
Unrealized loss for less than twelve months	1	$24,969	$26	—	$—	$—
Unrealized loss for more than twelve months	—	—	—	—	—	—

	1	24,969	26	—	—	—
Mortgage-backed securities
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for more than twelve months	—	—	—	1	4,404	83

	—	—	—	1	4,404	83
Collateralized mortgage obligations
Unrealized loss for less than twelve months	8	33,666	47	15	106,887	1,083
Unrealized loss for more than twelve months	1	6,568	2	1	552	1

	9	40,234	49	16	107,439	1,084
States and political subdivisions
Unrealized loss for less than twelve months	—	—	—	3	635	13
Unrealized loss for more than twelve months	1	133	3	4	4,380	35

	1	133	3	7	5,015	48
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for more than twelve months	1	16,841	155	3	44,544	1,998

	1	16,841	155	3	44,544	1,998
Total available for sale
Unrealized loss for less than twelve months	9	58,635	73	18	107,522	1,096
Unrealized loss for more than twelve months	3	23,542	160	9	53,880	2,117

	12	$82,177	$233	27	$161,402	$3,213

Held to maturity
U. S. government agencies
Mortgage-backed securities
Unrealized loss for less than twelve months	1	$491	$5	1	$491	$6
Unrealized loss for more than twelve months	—	—	—	—	—	—

	1	491	5	1	491	6
Collateralized mortgage obligations
Unrealized loss for less than twelve months	1	3,316	20	1	5,337	88
Unrealized loss for more than twelve months	—	—	—	—	—	—

	1	3,316	20	1	5,337	88
States and political subdivisions
Unrealized loss for less than twelve months	3	1,875	—	—	—	—
Unrealized loss for more than twelve months	1	208	2	6	2,498	10

	4	2,083	2	6	2,498	10
Auction rate bonds
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for more than twelve months	—	—	—	2	10,081	199

	—	—	—	2	10,081	199
Total held to maturity
Unrealized loss for less than twelve months	5	5,682	25	2	5,828	94
Unrealized loss for more than twelve months	1	208	2	8	12,579	209

	6	$5,890	$27	10	$18,407	$303

2. Securities (continued)

As noted above, the Bank has incurred OTTI on securities classified as available for sale. Subject to the discussion of OTTI above, management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Bank expects to receive full value for the securities. As of September 30, 2012, management does not intend to sell any of the securities classified as available for sale in the previous table and believes that it is more likely than not that the Bank will not have to sell any such securities before a recovery of cost. As of September 30, 2012 and December 31, 2011, the securities included in the previous table represented 11.48% and 22.77%, respectively, of the fair value of the Bank’s securities portfolio. At September 30, 2012 and December 31, 2011, total impairment represented 0.30% and 1.96%, respectively, of the fair value of the underlying securities, and 0.03% and 0.45%, respectively, of the fair value of the Bank’s securities portfolio. Management believes the other impairments detailed in the table are temporary and relate primarily to changes in interest rates and liquidity as of September 30, 2012.

The amortized cost and fair value of securities, excluding trading securities, as of September 30, 2012 are shown by contractual maturity below (in thousands).

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due in one year or less	$3,095	$3,195	$4,766	$4,833
Due after one year through five years	12,055	12,277	3,915	4,038
Due after five years through ten years	664	689	14,140	14,872
Due after ten years	459,964	466,707	78,526	86,503

	475,778	482,868	101,347	110,246

Mortgage-backed securities	33,275	36,811	5,209	5,653
Collateralized mortgage obligations	118,866	120,159	10,915	11,118

	$627,919	$639,838	$117,471	$127,017

Excluding the auction rate bonds described previously, the Bank did not sell securities in either of the three or nine months ended September 30, 2012. For the three and nine months ended September 30, 2011, the Bank received proceeds from the sale of available for sale securities of $152.3 million and $228.5 million, respectively, and realized gross gains of $0.3 million and $1.5 million, respectively. The Bank determines the cost of securities sold by specific identification.

We realized net gains on our trading securities portfolio of $1.3 million and $4.8 million for the three and nine months ended September 30, 2012, respectively, and $1.2 million and $2.9 million for the three and nine months ended September 30, 2011, respectively.

Securities with a carrying amount of approximately $472.5 million and $685.9 million (fair value of approximately $493.2 million and $701.8 million) at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

3. Loans and Allowance for Loan Losses

Loans summarized by category as of September 30, 2012 and December 31, 2011, are as follows (in thousands):

	September 30, 2012	December 31, 2011
Commercial and industrial
Commercial	$1,485,353	$1,473,564
Lease financing	27,185	32,604
Securities (primarily margin loans)	264,050	319,895
Real estate	1,183,969	1,221,726
Construction and land development	271,524	273,949
Consumer	27,664	29,429

	3,259,745	3,351,167
Allowance for loan losses	(59,453)	(67,495)

	$3,200,292	$3,283,672

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

3. Loans and Allowance for Loan Losses (continued)

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”) and partially charged-off loans. Impaired loans as of September 30, 2012 and December 31, 2011 are summarized by class in the following tables (in thousands):

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
As of September 30, 2012
Commercial and industrial
Secured by receivables	$13,062	$6,065	$6,016	$12,081	$468
Secured by equipment	5,939	217	5,722	5,939	643
Unsecured	6,559	289	1,423	1,712	786
Lease financing	791	791	—	791	—
All other commercial and industrial	4,126	1,279	2,847	4,126	427
Real estate
Secured by commercial properties	18,468	6,710	9,683	16,393	970
Secured by residential properties	9,130	7,153	—	7,153	—
Construction and land development
Residential construction loans	949	949	—	949	—
Commercial construction loans and land development	26,512	17,871	—	17,871	—
Consumer	—	—	—	—	—

	$85,536	$41,324	$25,691	$67,015	$3,294

	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
As of December 31, 2011
Commercial and industrial
Secured by receivables	$13,991	$11,037	$1,869	$12,906	$392
Secured by equipment	263	263	—	263	—
Unsecured	6,753	192	2,561	2,753	837
Lease financing	1,561	1,561	—	1,561	—
All other commercial and industrial	2,848	1,963	885	2,848	—
Real estate
Secured by commercial properties	32,888	16,547	12,035	28,582	2,664
Secured by residential properties	10,812	9,519	—	9,519	—
Construction and land development
Residential construction loans	1,662	1,662	—	1,662	—
Commercial construction loans and land development	28,547	6,690	17,920	24,610	4,894
Consumer	—	—	—	—	—

	$99,325	$49,434	$35,270	$84,704	$8,787

3. Loans and Allowance for Loan Losses (continued)

Average investment in impaired loans for the three and nine months ended September 30, 2012 and 2011 are summarized by class in the following table (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Commercial and industrial
Secured by receivables	$10,271	$12,494	$6,866	$10,914
Secured by equipment	3,125	3,101	392	575
Unsecured	1,703	2,233	4,899	2,249
Lease financing	834	1,176	1,886	3,932
All other commercial and industrial	3,156	3,487	898	4,391
Real estate
Secured by commercial properties	17,577	22,488	18,553	17,439
Secured by residential properties	8,182	8,336	8,515	9,713
Construction and land development
Residential construction loans	1,069	1,306	847	1,354
Commercial construction loans and land development	18,016	21,241	43,624	44,982
Consumer	—	—	116	118

	$63,933	$75,862	$86,596	$95,667

Interest income recorded on accruing impaired loans was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, and $0.3 million and $0.6 million for the three and nine months ended September 30, 2011, respectively. Interest income recorded on non-accrual loans for the three and nine months ended September 30, 2012 and 2011 was nominal. At September 30, 2012, PlainsCapital had no unadvanced commitments to borrowers whose loans have been restructured in TDRs.

3. Loans and Allowance for Loan Losses (continued)

Non-accrual loans as of September 30, 2012 and December 31, 2011 are summarized by class in the following table (in thousands):

	September 30, 2012	December 31, 2011
Commercial and industrial
Secured by receivables	$12,081	$12,707
Secured by equipment	5,939	263
Unsecured	1,694	2,720
Lease financing	791	1,561
All other commercial and industrial	2,847	1,000
Real estate
Secured by commercial properties	13,708	26,611
Secured by residential properties	6,231	4,612
Construction and land development
Residential construction loans	949	1,465
Commercial construction loans and land development	17,651	24,376
Consumer	—	—

	$61,891	$75,315

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

3. Loans and Allowance for Loan Losses (continued)

Information regarding TDRs granted for the nine months ended September 30, 2012 and 2011 is shown in the following tables. There were no TDRs granted for the three months ended September 30, 2012 or 2011.

	Recorded Investment in Loans Modified by
	A/B Note	Interest Rate Adjustment	Payment Term Extension	Total Modifications
Nine Months Ended September 30, 2012
Commercial and industrial
Secured by receivables	$—	$—	$498	$498
Secured by equipment	—	—	—	—
Unsecured	—	—	—	—
Lease financing	—	—	—	—
All other commercial and industrial	—	—	—	—
Real estate	—	—	—	—
Secured by commercial properties	—	—	2,370	2,370
Secured by residential properties	—	—	1,548	1,548
Construction and land development	—	—	—	—
Residential construction loans	—	—	949	949
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—

	$—	$—	$5,365	$5,365

	Recorded Investment in Loans Modified by
	A/B Note	Interest Rate Adjustment	Payment Term Extension	Total Modifications
Nine Months Ended September 30, 2011
Commercial and industrial
Secured by receivables	$—	$—	$—	$—
Secured by equipment	—	—	—	—
Unsecured	—	—	2,666	2,666
Lease financing	—	—	—	—
All other commercial and industrial	246	—	1,621	1,867
Real estate	—	—	—	—
Secured by commercial properties	—	—	—	—
Secured by residential properties	203	—	—	203
Construction and land development	—	—	—	—
Residential construction loans	—	647	—	647
Commercial construction loans and land development	478	—	—	478
Consumer	—	—	—	—

	$927	$647	$4,287	$5,861

3. Loans and Allowance for Loan Losses (continued)

The following tables present information regarding the TDRs granted in the twelve months preceding September 30, 2012 and 2011 for which a payment was at least 30 days past due in the three and nine months ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial
Secured by receivables	—	$—	—	$—
Secured by equipment	—	—	—	—
Unsecured	—	—	—	—
Lease financing	—	—	—	—
All other commercial and industrial	—	—	—	—
Real estate	—	—	—	—
Secured by commercial properties	—	—	6	1,005
Secured by residential properties	—	—	—	—
Construction and land development	—	—	—	—
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—

	—	$—	6	$1,005

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial
Secured by receivables	—	$—	—	$—
Secured by equipment	—	—	1	228
Unsecured	—	—	—	—
Lease financing	—	—	—	—
All other commercial and industrial	—	—	—	—
Real estate	—	—	—	—
Secured by commercial properties	—	—	—	—
Secured by residential properties	—	—	—	—
Construction and land development	—	—	—	—
Residential construction loans	—	—	—	—
Commercial construction loans and land development	3	16,671	4	16,910
Consumer	—	—	—	—

	3	$16,671	5	$17,138

3. Loans and Allowance for Loan Losses (continued)

An analysis of the aging of PlainsCapital’s loan portfolio as of September 30, 2012 and December 31, 2011 is shown in the following tables (in thousands):

	Loans Past Due 30-89 Days	Loans Past Due 90 Days or More	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans Past Due 90 Days or More
As of September 30, 2012
Commercial and industrial
Secured by receivables	$2,986	$3,241	$6,227	$679,690	$685,917	$—
Secured by equipment	192	182	374	183,773	184,147	—
Unsecured	150	—	150	120,468	120,618	—
Lease financing	779	791	1,570	25,615	27,185	—
All other commercial and industrial	179	15	194	758,527	758,721	15
Real estate
Secured by commercial properties	1,414	1,177	2,591	910,172	912,763	—
Secured by residential properties	1,874	2,351	4,225	266,981	271,206	—
Construction and land development
Residential construction loans	—	—	—	39,732	39,732	—
Commercial construction loans and land development	589	16,966	17,555	214,237	231,792	—
Consumer	76	—	76	27,588	27,664	—

	$8,239	$24,723	$32,962	$3,226,783	$3,259,745	$15

	Loans Past Due 30-89 Days	Loans Past Due 90 Days or More	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans Past Due 90 Days or More
As of December 31, 2011
Commercial and industrial
Secured by receivables	$2,168	$7,961	$10,129	$685,075	$695,204	$—
Secured by equipment	1,151	218	1,369	133,290	134,659	—
Unsecured	34	8	42	113,481	113,523	—
Lease financing	2,965	1,561	4,526	28,078	32,604	—
All other commercial and industrial	5,119	968	6,087	843,986	850,073	—
Real estate
Secured by commercial properties	531	19,105	19,636	921,613	941,249	—
Secured by residential properties	3,604	3,924	7,528	272,949	280,477	—
Construction and land development
Residential construction loans	1,745	—	1,745	46,810	48,555	—
Commercial construction loans and land development	43	24,164	24,207	201,187	225,394	—
Consumer	79	—	79	29,350	29,429	—

	$17,439	$57,909	$75,348	$3,275,819	$3,351,167	$—

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

Pass – “Pass” loans present a range of acceptable risks to the Bank. Loans that would be considered virtually risk-free are rated Pass – lower risk. Loans that exhibit sound standards based on the grading factors above and present a reasonable risk to the Bank are rated Pass – normal risk. Loans that exhibit a minor weakness in one or more of the grading criteria but still present an acceptable risk to the Bank are rated Pass – higher risk.

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

The following tables present the internal risk grades of loans, as previously described, in the portfolio as of September 30, 2012 and December 31, 2011 by class (in thousands):

	Pass	Special Mention	Substandard	Total
As of September 30, 2012
Commercial and industrial
Secured by receivables	$654,174	$8,320	$23,423	$685,917
Secured by equipment	174,922	1,588	7,637	184,147
Unsecured	105,724	166	14,728	120,618
Lease financing	26,185	—	1,000	27,185
All other commercial and industrial	750,296	324	8,101	758,721
Real estate
Secured by commercial properties	890,374	925	21,464	912,763
Secured by residential properties	262,339	306	8,561	271,206
Construction and land development
Residential construction loans	38,783	—	949	39,732
Commercial construction loans and land development	211,720	—	20,072	231,792
Consumer	27,664	—	—	27,664

	$3,142,181	$11,629	$105,935	$3,259,745

	Pass	Special Mention	Substandard	Total
As of December 31, 2011
Commercial and industrial
Secured by receivables	$661,269	$1,501	$32,434	$695,204
Secured by equipment	132,344	—	2,315	134,659
Unsecured	110,287	—	3,236	113,523
Lease financing	28,530	—	4,074	32,604
All other commercial and industrial	826,138	241	23,694	850,073
Real estate
Secured by commercial properties	908,267	272	32,710	941,249
Secured by residential properties	271,533	544	8,400	280,477
Construction and land development
Residential construction loans	47,090	—	1,465	48,555
Commercial construction loans and land development	194,664	2,736	27,994	225,394
Consumer	29,429	—	—	29,429

	$3,209,551	$5,294	$136,322	$3,351,167

3. Loans and Allowance for Loan Losses (continued)

Net investment in lease financing at September 30, 2012 and December 31, 2011 is shown in the following table (in thousands).

	September 30, 2012	December 31, 2011
Future minimum lease payments	$27,791	$33,565
Unguaranteed residual value	141	136
Guaranteed residual value	2,113	2,333
Initial direct costs, net of amortization	69	79
Unearned income	(2,929)	(3,509)

	$27,185	$32,604

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

3. Loans and Allowance for Loan Losses (continued)

Homogeneous loans, such as pools of consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each pool of homogeneous loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. As of September 30, 2012, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance.

Changes in the allowance for loan losses, distributed by portfolio segment, were as follows (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
Three Months Ended September 30, 2012
Balance at beginning of period	$36,536	$14,012	$9,357	$105	$60,010
Provision charged to operations	1,920	1,151	(274)	79	2,876
Loans charged off	(2,354)	(1,414)	(21)	(8)	(3,797)
Recoveries on charged off loans	328	9	19	8	364

Balance at end of period	$36,430	$13,758	$9,081	$184	$59,453

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
Nine Months Ended September 30, 2012
Balance at beginning of period	$38,196	$15,703	$13,268	$328	$67,495
Provision charged to operations	7,128	1,135	387	(134)	8,516
Loans charged off	(9,993)	(3,435)	(4,736)	(39)	(18,203)
Recoveries on charged off loans	1,099	355	162	29	1,645

Balance at end of period	$36,430	$13,758	$9,081	$184	$59,453

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Three Months Ended September 30, 2011
Balance at beginning of period	$42,162	$10,851	$14,859	$425	$11	$68,308
Provision charged to operations	(1,093)	1,016	4,557	(7)	27	4,500
Loans charged off	(1,919)	(539)	(2,724)	(62)	—	(5,244)
Recoveries on charged off loans	316	91	34	11	—	452

Balance at end of period	$39,466	$11,419	$16,726	$367	$38	$68,016

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Nine Months Ended September 30, 2011
Balance at beginning of period	$41,687	$11,732	$11,227	$523	$—	$65,169
Provision charged to operations	6,711	738	10,837	(86)	38	18,238
Loans charged off	(9,649)	(1,314)	(5,536)	(142)	—	(16,641)
Recoveries on charged off loans	717	263	198	72	—	1,250

Balance at end of period	$39,466	$11,419	$16,726	$367	$38	$68,016

3. Loans and Allowance for Loan Losses (continued)

As of September 30, 2012 and December 31, 2011, the loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of September 30, 2012
Loans individually evaluated for impairment	$24,649	$23,546	$18,820	$—	$67,015
Loans collectively evaluated for impairment	1,751,939	1,160,423	252,704	27,664	3,192,730

	$1,776,588	$1,183,969	$271,524	$27,664	$3,259,745

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of December 31, 2011
Loans individually evaluated for impairment	$20,331	$38,101	$26,272	$—	$84,704
Loans collectively evaluated for impairment	1,805,732	1,183,625	247,677	29,429	3,266,463

	$1,826,063	$1,221,726	$273,949	$29,429	$3,351,167

As of September 30, 2012 and December 31, 2011, the allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands):

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of September 30, 2012
Loans individually evaluated for impairment	$2,324	$970	$—	$—	$3,294
Loans collectively evaluated for impairment	34,106	12,788	9,081	184	56,159

	$36,430	$13,758	$9,081	$184	$59,453

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
As of December 31, 2011
Loans individually evaluated for impairment	$1,229	$2,664	$4,894	$—	$8,787
Loans collectively evaluated for impairment	36,967	13,039	8,374	328	58,708

	$38,196	$15,703	$13,268	$328	$67,495

4. Deposits

Deposits at September 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Noninterest-bearing demand	$240,240	$328,858
Interest-bearing:
NOW accounts	117,608	117,395
Money market	2,100,211	2,090,172
Brokered—money market	265,265	224,925
Demand	71,138	53,650
Savings	187,313	171,088
Time—$100,000 and over	714,474	840,837
Time—other	191,962	216,836
Brokered—time	437,876	202,445

	$4,326,087	$4,246,206

5. Short-Term Borrowings

Short-term borrowings at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Federal funds purchased	$325,550	$211,025
Securities sold under agreements to repurchase	113,694	134,114
Federal Home Loan Bank (FHLB) notes	350,000	50,000
Short-term bank loans	109,100	81,300

	$898,344	$476,439

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

	Nine Months Ended September 30,
	2012	2011
Average balance during the period	$325,655	$408,411
Average interest rate during the period	0.22%	0.25%

	September 30, 2012	December 31, 2011
Average interest rate at end of period	0.15%	0.20%
Securities underlying the agreements at end of period
Carrying value	$141,761	$95,993
Estimated fair value	$143,159	$142,866

5. Short-Term Borrowings (continued)

FHLB notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following table (dollar amounts in thousands):

	Nine Months Ended September 30,
	2012	2011
Average balance during the period	$252,099	$28,187
Average interest rate during the period	0.15%	0.39%

	September 30, 2012	December 31, 2011
Average interest rate at end of period	0.13%	0.10%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts, and other short-term operating activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at September 30, 2012 and December 31, 2011 was 1.20% and 1.33%, respectively.

6. Notes Payable

Notes payable at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Term note with JPMorgan Chase, due July 31, 2013. Principal payments of $0.9 million and interest are payable quarterly.	$12,390	$15,930
Revolving credit line with JPMorgan Chase not to exceed $5.0 million. Facility matures July 31, 2013 with interest payable quarterly.	5,000	5,000
Term note with JPMorgan Chase, due July 31, 2013. Principal payment of $0.5 million is due annually and interest is payable semi-annually.	2,000	2,500
Term note with JPMorgan Chase, due October 27, 2015. Principal payments of $25,000 and interest are payable quarterly.	375	450
Subordinated note with JPMorgan Chase, not to exceed $20 million. Facility matures October 27, 2015 with principal payments of $1.0 million and interest payable quarterly.	15,000	18,000
First Southwest nonrecourse notes, due January 25, 2035 with interest payable quarterly.	10,855	13,086

	$45,620	$54,966

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

The agreements underlying the JPMorgan Chase debt include certain restrictive covenants, including limitations on the ability to incur additional debt, limitations on the disposition of assets and requirements to maintain various financial ratios, including a non-performing asset ratio, at acceptable levels. At September 30, 2012, the Bank’s non-performing asset ratio was in compliance with the non-performing asset ratio covenant. In addition, certain of the loan agreements provide that a transaction involving a transfer in the ownership of PlainsCapital, such as that contemplated by the Merger, requires the prior written consent of JPMorgan Chase. PlainsCapital requested JPMorgan Chase’s consent and it is currently anticipated that such consent will be timely obtained.

7. Income Taxes

PlainsCapital’s effective tax rate was 33.99% and 34.80% for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, PlainsCapital’s effective tax rate was 35.25% and 34.85%, respectively.

PlainsCapital files income tax returns in the U.S. federal jurisdiction and several U.S. state jurisdictions. PlainsCapital is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2009. PlainsCapital is currently under examination for the 2009 tax year by the U.S. federal income tax authorities and does not anticipate any material adjustments to result from this examination.

8. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $1.0 million and $33.0 million at September 30, 2012 and December 31, 2011, respectively.

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

Other Contingencies

The mortgage origination segment may be responsible for errors or omissions relating to its representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. If determined to be at fault, the mortgage origination segment either repurchases the loans from the investors or reimburses the investors’ losses (a “make-whole” payment). The mortgage origination segment has established an indemnification liability for such probable losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. The liability for the indemnification reserve totaled $17.4 million as of September 30, 2012 and $8.1 million as of December 31, 2011.

PlainsCapital and its subsidiaries lease space, primarily for mortgage banking offices, branch facilities and automated teller machines, under non-cancelable operating leases with remaining terms, including renewal options, of 1 to 16 years and under capital leases with remaining terms of 12 to 16 years. Future minimum payments under these leases have not changed significantly from the amounts reported at December 31, 2011 in the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 16, 2012. Rental expense under the operating leases was approximately $6.6 million and $5.6 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, rental expense was approximately $19.2 and $17.0 million, respectively.

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

The Bank had in the aggregate outstanding unused commitments to extend credit of $1.0 billion at September 30, 2012. The Bank had outstanding standby letters of credit of $45.9 million at September 30, 2012.

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

At September 30, 2012, a total of 3.6 million shares were available for grant under the 2009 LTIP. PlainsCapital typically issues new shares upon issuance, exercise or vesting of equity-based awards.

Stock-based compensation cost was approximately $0.9 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, stock-based compensation cost was $2.6 million and $1.8 million, respectively.

At September 30, 2012, unrecognized cost related to unvested restricted stock and restricted stock units was $3.9 million and $8.4 million, respectively. The vesting of the unvested restricted stock and restricted stock units will automatically accelerate in full under certain conditions. If and when our common stock is listed and traded on an exchange registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the entire unrecognized cost related to unvested restricted stock would be recognized in noninterest expense immediately. Upon a change in control of PlainsCapital, the entire unrecognized cost related to both unvested restricted stock and restricted stock units would be recognized in noninterest expense immediately. As discussed in Note 1, the Merger, if completed, would constitute a change in control of PlainsCapital.

Information regarding unvested restricted stock and restricted stock units for the nine months ended September 30, 2012 is as follows:

	2012		2012
	Unvested Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, January 1	528,532	$11.45	590,149	$11.91
Granted	7,497	15.18	344,811	14.00
Vested	(84,753)	11.33	—	—
Cancellations and expirations	—	—	(3,500)	12.07

Outstanding, September 30	451,276	$11.53	931,460	$12.68

Information regarding stock options for the nine months ended September 30, 2012 is as follows:

	2012
	Shares	Weighted Average Exercise Price
Outstanding, January 1	647,053	$10.04
Exercised	(185,924)	8.15
Cancellations and expirations	(47,913)	9.89

Outstanding, September 30	413,216	$10.91

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

	At September 30, 2012
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$236,699	4%	$592,538	10.01%
Tier 1 capital (to risk-weighted assets)	187,742	4%	592,538	12.62%
Total capital (to risk-weighted assets)	375,484	8%	651,227	13.87%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$237,168	4%	$618,121	10.43%
Tier 1 capital (to risk-weighted assets)	188,226	4%	618,121	13.14%
Total capital (to risk-weighted assets)	376,451	8%	685,960	14.58%

	At December 31, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$219,660	4%	$536,274	9.77%
Tier 1 capital (to risk-weighted assets)	169,281	4%	536,274	12.67%
Total capital (to risk-weighted assets)	338,561	8%	589,365	13.93%

PlainsCapital Corporation:
Tier 1 capital (to average assets)	$220,103	4%	$532,025	9.67%
Tier 1 capital (to risk-weighted assets)	169,740	4%	532,025	12.54%
Total capital (to risk-weighted assets)	339,480	8%	596,057	14.05%

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

	At September 30, 2012
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$295,874	5%	$592,538	10.01%
Tier 1 capital (to risk-weighted assets)	281,613	6%	592,538	12.62%
Total capital (to risk-weighted assets)	469,355	10%	651,227	13.87%

	At December 31, 2011
	Required		Actual
	Amount	Ratio	Amount	Ratio
PlainsCapital Bank:
Tier 1 capital (to average assets)	$274,575	5%	$536,274	9.77%
Tier 1 capital (to risk-weighted assets)	253,921	6%	536,274	12.67%
Total capital (to risk-weighted assets)	423,202	10%	589,365	13.93%

Pursuant to the net capital requirements of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At September 30, 2012, FSC had net capital of $62.8 million; the minimum net capital requirement was $3.8 million; net capital maintained by FSC was 33% of aggregate debits; and net capital in excess of the minimum requirement was $59.0 million.

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by both the United States Department of Housing and Urban Development (“HUD”) and the Government National Mortgage Association (“GNMA”). On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with the minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of September 30, 2012, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

12. Shareholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At September 30, 2012, approximately $104.1 million of retained earnings was available for dividend declaration without prior approval from the Federal Reserve.

At September 30, 2012, $114.1 million of our Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”) was outstanding under the Small Business Lending Fund program (the “SBLF”). The Series C Preferred Stock has an aggregate liquidation preference of approximately $114.1 million and qualifies as Tier 1 Capital for regulatory purposes.

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

12. Shareholders’ Equity (continued)

The dividend rate on the Series C Preferred Stock was 2.626% for the three months ended September 30, 2012. The dividend rate is 2.730% for the period from October 1, 2012 to December 31, 2012 as a result of a slight decrease in the level of QSBL at June 30, 2012, compared to the Baseline.

The Merger Agreement provides that, upon completion of the Merger, each outstanding share of Series C Preferred Stock will be converted into one share of Hilltop preferred stock having rights, preferences, privileges, voting powers, limitations and restrictions thereof, substantially identical to the Series C Preferred Stock being converted.

13. Assets Segregated for Regulatory Purposes

At September 30, 2012, FSC had segregated $2.8 million of cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 of the Exchange Act at September 30, 2012. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. FSC was not required to segregate cash and securities at December 31, 2011.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2012 or December 31, 2011.

14. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Receivables
Securities borrowed	$101,147	$94,044
Securities failed to deliver	31,447	11,476
Clearing organizations	41,960	6,141
Due from dealers	41	29

	$174,595	$111,690

Payables
Securities loaned	$143,529	$120,658
Correspondents	43,905	56,645
Securities failed to receive	30,194	8,114
Clearing organizations	1,822	1,066

	$219,450	$186,483

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

At September 30, 2012, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $1.335 billion, while the unpaid principal balance of those loans was $1.292 billion. At December 31, 2011, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $775.3 million, while the unpaid principal balance of those loans was $752.8 million. The interest component of fair value is reported as interest income on loans in the income statement.

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

At September 30, 2012, the Bank held certain subordinated auction rate bonds purchased as a result of the First Southwest acquisition. The estimated fair value of the auction rate bonds is determined quarterly with the assistance of a third-party valuation expert using significant unobservable inputs. We project cash flows from the bonds based on assumptions for expected workout period and the contractual rate formula specified in the bond indenture. The workout assumptions capture the expectations for prepayments on the underlying student loan collateral and the likelihood of possible redemptions by the issuer. The cash flows are then discounted to determine fair value. The components of the discounts rates are the risk free rate, a credit spread, and a liquidity spread. The credit spreads are derived from observed market spreads in the student loan ABS market. The liquidity spreads represent the estimated risk premium a willing buyer would demand to compensate for the lack of liquidity in the auction rate market. The fair value calculations are sensitive to the input assumptions. Higher credit spreads, higher liquidity spreads, or longer workout assumptions result in lower fair values. In addition, a credit rating downgrade by a Nationally Recognized Statistical Rating Organization could lead to higher credit spreads and lower fair values.

15. Fair Value Measurements (continued)

Information regarding the significant unobservable inputs used to estimate the fair value of the auction rate bonds at September 30, 2012 is shown in the following table.

	Liquidity Spread (bps)			Credit Spread (bps)			Workout (Yrs)
	Low	High	Weighted Avg	Low	High	Weighted Avg	Low	High	Weighted Avg
Auction Rate Bonds	200	250	225	236	1001	516	4.0	5.0	4.5

The following table reconciles the beginning and ending balances of assets measured at fair value using Level 3 inputs (in thousands).

Auction
Rate Bonds
Balance, January 1, 2012	$44,544
Other-than-temporary impairment losses recognized in earnings	(2,088)
Realized loss recognized in earnings (Realized loss on sale of securities)	(2,601)
Unrealized gains in other comprehensive income, net	2,061
Transfers from held to maturity	45,396
Sale of securities	(63,155)

Balance, September 30, 2012	$24,157

The following table presents information regarding financial assets and liabilities measured at fair value on a recurring basis.

	At September 30, 2012
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Loans held for sale	$—	$1,334,898	$—	$1,334,898
Securities available for sale	—	615,681	24,157	639,838
Trading securities	—	45,156	—	45,156
Derivative assets	—	41,282	—	41,282
Mortgage servicing asset	—	—	899	899
Time deposits	—	1,080	—	1,080
Trading liabilities	—	3,474	—	3,474
Derivative liabilities	—	25,656	—	25,656

The mortgage servicing asset was recorded during the three months ended September 30, 2012.

15. Fair Value Measurements (continued)

The following table presents information regarding changes in fair value for those instruments that are reported at fair value under an election under the Fair Value Option (in thousands).

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
		Other	Total		Other	Total
	Net Gains from	Noninterest	Changes in	Net Gains from	Noninterest	Changes in
	Sale of Loans	Income	Fair Value	Sale of Loans	Income	Fair Value
Loans held for sale	$16,229	$—	$16,229	$(1,502)	$—	$(1,502)
Other assets	899	—	899	—	—	—
Time deposits	—	6	6	—	(25)	(25)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
		Other	Total		Other	Total
	Net Gains from	Noninterest	Changes in	Net Gains from	Noninterest	Changes in
	Sale of Loans	Income	Fair Value	Sale of Loans	Income	Fair Value
Loans held for sale	$20,814	$—	$20,814	$6,737	$—	$6,737
Other assets	899	—	899	—	—	—
Time deposits	—	19	19	—	(29)	(29)

PlainsCapital also determines the fair value of assets and liabilities on a non-recurring basis. For example, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans – PlainsCapital reports impaired loans at fair value through allocations of the allowance for loan losses. PlainsCapital determines fair value using Level 2 inputs consisting of independent appraisals. At September 30, 2012, loans with a carrying amount of $25.7 million had been reduced by allocations of the allowance for loan losses of $3.3 million, resulting in a reported fair value of $22.4 million.

Other Real Estate Owned – PlainsCapital reports other real estate owned at fair value less estimated cost to sell. Any excess of recorded investment over fair value less cost to sell is charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation adjustments are charged against earnings. PlainsCapital determines fair value using Level 2 inputs consisting of independent appraisals. At September 30, 2012, the estimated fair value of other real estate owned was $26.3 million.

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

The estimated fair values of PlainsCapital’s financial instruments are shown below (in thousands):

	At September 30, 2012
		Estimated Fair Value
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial assets
Cash and short-term investments	$410,743	$410,743	$—	$—	$410,743
Loans held for sale	1,335,687	—	1,335,687	—	1,335,687
Securities	802,465	—	787,854	24,157	812,011
Loans, net	3,200,292	—	22,397	3,200,312	3,222,709
Broker-dealer and clearing organization receivables	174,595	—	174,595	—	174,595

Fee award receivable	17,107	—	17,107	—	17,107
Cash surrender value of life insurance policies	23,941	—	23,941	—	23,941
Interest rate swaps, interest rate lock commitments (“IRLCs”) and forward purchase commitments	41,282	—	41,282	—	41,282
Mortgage servicing asset	899	—	—	899	899
Accrued interest receivable	15,557	—	15,557	—	15,557

Financial liabilities
Deposits	4,326,087	—	4,352,132	—	4,352,132
Broker-dealer and clearing organization payables	219,450	—	219,450	—	219,450
Other trading liabilities	3,474	—	3,474	—	3,474
Short-term borrowings	898,344	—	898,344	—	898,344
Debt	112,632	—	112,632	—	112,632

Forward purchase commitments	25,656	—	25,656	—	25,656
Accrued interest payable	1,641	—	1,641	—	1,641

	At December 31, 2011
		Estimated Fair Value
	Carrying Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Financial assets
Cash and short-term investments	$347,994	$347,994	$—	$—	$347,994
Loans held for sale	776,372	—	776,372	—	776,372
Securities	839,753	—	758,107	90,672	848,779
Loans, net	3,283,672	—	26,483	3,276,102	3,302,585
Broker-dealer and clearing organization receivables	111,690	—	111,690	—	111,690

Fee award receivable	18,002	—	18,002	—	18,002
Cash surrender value of life insurance policies	23,122	—	23,122	—	23,122
Interest rate swaps, interest rate lock commitments (“IRLCs”) and forward purchase commitments	10,481	—	10,481	—	10,481
Accrued interest receivable	16,175	—	16,175	—	16,175

Financial liabilities
Deposits	4,246,206	—	4,255,639	—	4,255,639
Broker-dealer and clearing organization payables	186,483	—	186,483	—	186,483
Other trading liabilities	4,592	—	4,592	—	4,592
Short-term borrowings	476,439	—	476,439	—	476,439
Debt	121,978	—	121,978	—	121,978

Forward purchase commitments	3,642	—	3,642	—	3,642
Accrued interest payable	2,952	—	2,952	—	2,952

16. Derivative Financial Instruments

The Bank, FSC and PrimeLending use various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin. PrimeLending has interest rate risk relative to its inventory of mortgage loans held for sale and IRLCs. PrimeLending is exposed to such rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold.

Derivative Instruments and the Fair Value Option

As discussed in Note 15, PrimeLending elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides PrimeLending the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. PrimeLending and FSC provide IRLCs to their customers and execute forward purchase commitments to sell mortgage loans. The fair values of both IRLCs and purchase commitments are recorded in other assets or other liabilities, as appropriate. Changes in the fair values of these derivative instruments produced a net loss of $2.7 million for the three months ended September 30, 2012, and a net gain of $1.2 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, changes in the fair value of these instruments produced net gains of $8.9 million and $4.0 million, respectively. The net gains or losses were recorded as a component of gain on sale of loans or in other noninterest income, as appropriate.

Derivative positions at September 30, 2012 and December 31, 2011 are presented in the following table (in thousands):

	At September 30, 2012		At December 31, 2011
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments
IRLCs	$1,477,203	$40,119	$687,890	$10,096
Interest rate swaps	1,969	42	1,969	82
Forward purchase commitments	1,633,171	(24,534)	675,794	(3,339)

17. Segment and Related Information

PlainsCapital has three reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank. The operations of PrimeLending comprise the mortgage origination segment. The financial advisory segment is comprised of First Southwest.

Balance sheet amounts for the operations of PlainsCapital and its remaining subsidiaries not discussed in the previous paragraph are included in “All Other and Eliminations.”

The following tables present information about the revenues, profits and assets of PlainsCapital’s reportable segments (in thousands).

Income Statement Data

	Three Months Ended September 30, 2012
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$59,364	$10,666	$3,785	$(14,490)	$59,325
Interest expense	4,687	20,997	890	(20,676)	5,898

Net interest income (expense)	54,677	(10,331)	2,895	6,186	53,427
Provision for loan losses	3,000	—	(124)	—	2,876
Noninterest income	8,328	180,625	25,639	(6,411)	208,181
Noninterest expense	33,091	142,289	26,632	(225)	201,787

Income before taxes	$26,914	$28,005	$2,026	$—	$56,945

	Nine Months Ended September 30, 2012
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$168,929	$24,811	$12,282	$(33,540)	$172,482
Interest expense	15,934	48,781	2,941	(47,795)	19,861

Net interest income (expense)	152,995	(23,970)	9,341	14,255	152,621
Provision for loan losses	8,617	—	(101)	—	8,516
Noninterest income	26,129	437,828	77,635	(14,886)	526,706
Noninterest expense	100,401	356,629	82,281	(631)	538,680

Income before taxes	$70,106	$57,229	$4,796	$—	$132,131

17. Segment and Related Information (continued)

Income Statement Data

	Three Months Ended September 30, 2011
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$52,935	$5,872	$4,245	$(6,799)	$56,253
Interest expense	7,882	9,899	829	(9,550)	9,060

Net interest income (expense)	45,053	(4,027)	3,416	2,751	47,193
Provision for loan losses	4,500	—	—	—	4,500
Noninterest income	4,699	108,279	25,783	(2,855)	135,906
Noninterest expense	33,890	92,467	26,092	(328)	152,121

Income before taxes	$11,362	$11,785	$3,107	$224	$26,478

	Nine Months Ended September 30, 2011
	Banking	Mortgage Origination	Financial Advisory	Intercompany Eliminations	PlainsCapital Consolidated
Interest income	$153,460	$15,175	$11,569	$(17,230)	$162,974
Interest expense	24,915	26,372	2,365	(25,481)	28,171

Net interest income (expense)	128,545	(11,197)	9,204	8,251	134,803
Provision for loan losses	18,250	(12)	—	—	18,238
Noninterest income	21,080	249,069	67,245	(8,559)	328,835
Noninterest expense	89,297	221,506	73,015	(726)	383,092

Income before taxes	$42,078	$16,378	$3,434	$418	$62,308

17. Segment and Related Information (continued)

Balance Sheet Data

	September 30, 2012
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$350,998	$81,632	$4,195	$(81,523)	$355,302
Loans held for sale	789	1,334,898	—	—	1,335,687
Securities	757,798	—	44,667	—	802,465
Loans, net	4,153,706	1,607	260,115	(1,215,136)	3,200,292
Broker-dealer and clearing organization receivables	—	—	174,595	—	174,595
Investment in subsidiaries	279,122	—	—	(279,122)	—
Goodwill and other intangible assets, net	7,862	23,706	10,222	—	41,790
Other assets	242,606	54,143	116,606	26,529	439,884

Total assets	$5,792,881	$1,495,986	$610,400	$(1,549,252)	$6,350,015

Deposits	$4,327,923	$—	$73,332	$(75,168)	$4,326,087
Broker-dealer and clearing organization payables	—	—	219,450	—	219,450
Short-term borrowings	741,062	—	157,282	—	898,344
Notes payable	—	1,235,487	17,213	(1,207,080)	45,620
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	83,675	106,795	53,184	(53,876)	189,778
PlainsCapital Corporation shareholders’ equity	640,221	151,207	89,939	(280,140)	601,227
Noncontrolling interest	—	2,497	—	—	2,497

Total liabilities and shareholders’ equity	$5,792,881	$1,495,986	$610,400	$(1,549,252)	$6,350,015

	December 31, 2011
	Banking	Mortgage Origination	Financial Advisory	All Other and Eliminations	PlainsCapital Consolidated
Cash and due from banks	$341,821	$48,715	$4,424	$(50,313)	$344,647
Loans held for sale	1,061	775,311	—	—	776,372
Securities	783,586	—	56,167	—	839,753
Loans, net	3,685,013	1,848	316,992	(720,181)	3,283,672
Broker-dealer and clearing organization receivables	—	—	111,690	—	111,690
Investment in subsidiaries	230,389	—	—	(230,389)	—
Goodwill and other intangible assets, net	7,862	23,706	15,697	—	47,265
Other assets	186,737	25,850	51,873	32,161	296,621

Total assets	$5,236,469	$875,430	$556,843	$(968,722)	$5,700,020

Deposits	$4,238,662	$—	$68,778	$(61,234)	$4,246,206
Broker-dealer and clearing organization payables	—	—	186,483	—	186,483
Short-term borrowings	347,559	—	128,880	—	476,439
Notes payable	—	705,715	19,432	(670,181)	54,966
Junior subordinated debentures	—	—	—	67,012	67,012
Other liabilities	68,357	57,481	64,088	(40,296)	149,630
PlainsCapital Corporation shareholders’ equity	581,891	110,311	89,182	(264,353)	517,031
Noncontrolling interest	—	1,923	—	330	2,253

Total liabilities and shareholders’ equity	$5,236,469	$875,430	$556,843	$(968,722)	$5,700,020

18. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income applicable to PlainsCapital Corporation common shareholders	$35,522	$13,084	$80,070	$33,305
Less: income applicable to participating securities	1,225	485	2,769	1,209

Income applicable to PlainsCapital Corporation common shareholders for basic earnings per common share	$34,297	$12,599	$77,301	$32,096

Weighted-average shares outstanding	33,248,474	32,872,729	33,152,878	32,831,703
Less: participating securities included in weighted-average shares outstanding	1,146,897	1,219,727	1,147,122	1,193,934

Weighted-average shares outstanding for basic earnings per common share	32,101,577	31,653,002	32,005,756	31,637,769

Basic earnings per common share	$1.07	$0.40	$2.42	$1.02

Income applicable to PlainsCapital Corporation common shareholders	$35,522	$13,084	$80,070	$33,305

Weighted-average shares outstanding	32,101,577	31,653,002	32,005,756	31,637,769
Dilutive effect of contingently issuable shares due to First Southwest acquisition	1,398,904	1,562,651	1,398,904	1,562,651
Dilutive effect of stock options and non-vested stock awards	858,926	314,819	694,441	246,337

Weighted-average shares outstanding for diluted earnings per common share	34,359,407	33,530,472	34,099,101	33,446,757

Diluted earnings per common share	$1.03	$0.39	$2.35	$0.99

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

The weighted-average shares outstanding used to compute diluted earnings per common share do not include outstanding options of 152,679 for the three and nine months ended September 30, 2011. The exercise price of the excluded options exceeded the estimated average market price of PlainsCapital stock in the periods shown. Accordingly, the assumed exercise of the excluded options would have been antidilutive. No such options were excluded from the calculation of weighted average shares outstanding for the three and nine months ended September 30, 2012.

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

The following discussion and analysis should be read in conjunction with (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2012, and with our consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2012 (our “Annual Report”) and (ii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Forward-Looking Statements

Certain statements contained in this Quarterly Report that are not statements of historical fact are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. We make forward-looking statements regarding topics including, without limitation, our projected sources of funds, expectations concerning mortgage loan origination volume, the expected dividend rate on our Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), expectations concerning the pending merger (the “Merger”) with a subsidiary of Hilltop Holdings Inc. (“Hilltop”), anticipated changes in our revenues or earnings, expectations regarding financial or other market conditions, the effects of government regulation applicable to our operations, the number of shares to be released from escrow to the former stockholders of First Southwest, the appropriateness of our allowance for loan losses, provision for loan losses and provision for indemnification losses, and the collectability of margin loans. We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

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

(3) the possibility that the proposed Merger does not close when expected or at all because required regulatory approvals and other conditions to closing are not received or satisfied on a timely basis or at all and that the terms of the proposed Merger may need to be modified to satisfy such approvals or conditions;

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

(11) cost and availability of capital;

(12) changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements, and the Dodd-Frank Wall Street Reform and Consumer Protection Act;

(13) changes in the auction rate securities we hold and their markets, including ongoing liquidity problems related thereto and the credit ratings thereof;

(14) our participation in governmental programs, including the SBLF;

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

Overview

We are a Texas corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. As of September 30, 2012, on a consolidated basis, we had total assets of approximately $6.4 billion, total deposits of approximately $4.3 billion, total loans, including loans held for sale, of approximately $4.6 billion, and shareholders’ equity of approximately $601.2 million. The Bank, one of our wholly owned subsidiaries, provides a broad array of financial products and services, including commercial banking, personal banking, wealth management and treasury management, from offices located throughout central, north and west Texas. In addition to the Bank, we have various subsidiaries with specialized areas of expertise that also offer an array of financial products and services such as mortgage origination and financial advisory services.

On May 8, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hilltop and a wholly owned subsidiary of Hilltop, whereby if the Merger contemplated therein were consummated, PlainsCapital would merge into a subsidiary of Hilltop, which subsidiary would survive the transaction, and each share of our common stock would be converted into the right to receive 0.776 shares of Hilltop’s common stock and a cash payment of $9.00, subject to certain adjustments. The shareholders of PlainsCapital have approved the Merger and the shareholders of Hilltop have approved the issuance of shares in connection with the Merger. The Merger is subject to receipt of regulatory approval and satisfaction of other customary closing conditions. If completed, the Merger would constitute a change in control of PlainsCapital.

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. During the first nine months of 2012, we generated $152.6 million in net interest income, compared with $134.8 million in the nine-month period ended September 30, 2011. Net interest margin is a measure of net interest income as a percentage of average interest-earning assets. Our taxable equivalent net interest margin was 3.79% for the nine months ended September 30, 2012, as compared to 3.64% for the nine months ended September 30, 2011.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Net gains from sale of loans and mortgage loan origination fees. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the first nine months of 2012, we generated $437.7 million in combined net gains from sale of loans and mortgage loan origination fees, a 75% increase compared to the nine-month period ended September 30, 2011. During the first nine months of 2011, PrimeLending opened mortgage banking offices and added mortgage bankers on an opportunistic basis. While the number of mortgage banking offices and mortgage bankers has remained relatively stable since the third quarter of 2011, the increase in the number of mortgage bankers during the first nine months of 2011 coupled with an increase in the productivity of our bankers has increased our market share and led to a higher volume of mortgage originations during the first nine months of 2012, compared to the nine-month period ended September 30, 2011. The mortgage bankers’ productivity was aided by the continued favorable interest rate environment during the first nine months of 2012, which has increased mortgage origination volume in the industry. Total dollar volume of mortgage loan originations increased 62% in the first nine months of 2012 compared to the nine-month period ended September 30, 2011. In addition to the increase in volume, an increase in average gain on sale per loan contributed to the increase in combined net gains from sale of loans and mortgage loan origination fees; and

(ii)	Investment advisory fees and commissions and securities brokerage fees and commissions. Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $74.8 million and $64.2 million in investment advisory fees and commissions and securities brokerage fees and commissions during the nine months ended September 30, 2012 and 2011, respectively. Activity in the public finance market improved during the first nine months of 2012, leading to an increase in public finance advisory revenues.

In the aggregate, we generated $526.7 million and $328.8 million in noninterest income during the nine months ended September 30, 2012 and 2011, respectively. The increase in noninterest income was primarily due to an increase in net gains on the sale of mortgage loans. Noninterest income represented 78% and 71% of net revenues (net interest income plus noninterest income) during the nine months ended September 30, 2012 and 2011, respectively.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses. Employees’ compensation and benefits were 65% and 62% of total noninterest expense for the nine months ended September 30, 2012 and 2011, respectively.

Segment and Related Information

We have three reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank. The operations of PrimeLending comprise the mortgage origination segment. The financial advisory segment is comprised of First Southwest and, until its sale in July 2012, included Hester Capital Management, LLC. The principal subsidiaries of First Southwest are FSC, a broker-dealer registered with the SEC and FINRA, and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940.

The following table presents income before taxes by segment for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Banking segment	$26,914	$11,362	$70,106	$42,078
Mortgage Origination segment	28,005	11,785	57,229	16,378
Financial Advisory segment	2,026	3,107	4,796	3,434
Intercompany eliminations	—	224	—	418

Income before taxes	$56,945	$26,478	$132,131	$62,308

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

Operating Results

Net income for the third quarter of 2012 was $36.3 million, or $1.03 per diluted share, compared to $16.7 million, or $0.39 per diluted share, for the third quarter of 2011. Net income for the nine months ended September 30, 2012 was $82.6 million, or $2.35 per diluted share, compared to $39.7 million, or $0.99 per diluted share, for the nine months ended September 30, 2011.

The changes in our net income during the periods described above are primarily attributable to the factors listed below (in thousands):

	Increase (Decrease) in Net Income	Increase (Decrease) in Net Income
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012 v. 2011	2012 v. 2011
Net gains from sale of loans and mortgage loan origination fees	$71,625	$188,303
Employees’ compensation and benefits	(39,901)	(113,320)
Other noninterest expenses	(9,765)	(42,268)
All other (including tax effects)	(2,382)	10,172

	$19,577	$42,887

We consider the ratios shown in the table below to be key indicators of our performance:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2012	2011	2011
Return on average shareholders’ equity	20.09%	11.27%	11.57%
Return on average assets	1.90%	0.98%	0.99%
Net interest margin (taxable equivalent)	3.79%	3.71%	3.64%
Leverage ratio	10.43%	9.67%	9.68%

The return on average shareholders’ equity ratio is calculated by dividing annualized net income by average shareholders’ equity for the period. The return on average assets ratio is calculated by dividing annualized net income by average total assets for the period. Net interest margin is calculated by dividing annualized net interest income (taxable equivalent) by average interest-earning assets. Our taxable equivalent net interest margin has increased in the nine months ended September 30, 2012, compared to recent periods primarily due to loans held for sale representing an increasing proportion of earning assets relative to lower-yielding components of earning assets and decreased funding costs resulting from continuing declines in market interest rates. The leverage ratio is discussed in the “Liquidity and Capital Resources” section below.

Net Interest Income

The following table summarizes the components of net interest income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2012	2011	2012 v. 2011	2012	2011	2012 v. 2011
Interest income
Loans, including fees	$51,281	$46,051	$5,230	$148,126	$132,891	$15,235
Securities	3,216	4,904	(1,688)	9,960	14,603	(4,643)
Securities—tax exempt	2,445	2,130	315	7,516	7,122	394
Federal funds sold and securities purchased under agreements to resell	501	916	(415)	733	2,668	(1,935)
Interest-bearing deposits with banks	199	243	(44)	587	750	(163)
Other securities	1,683	2,009	(326)	5,560	4,940	620

Total interest income	59,325	56,253	3,072	172,482	162,974	9,508

Interest expense
Deposits	3,817	7,013	(3,196)	13,461	22,037	(8,576)
Notes payable and other borrowings	2,081	2,047	34	6,400	6,134	266

Total interest expense	5,898	9,060	(3,162)	19,861	28,171	(8,310)

Net interest income	$53,427	$47,193	$6,234	$152,621	$134,803	$17,818

Net interest income increased $6.2 million for the third quarter of 2012 and $17.8 million for the nine months ended September 30, 2012, compared with the corresponding periods in 2011. The increase for both periods was primarily due to increases in loan volumes within the banking segment and decreases in market interest rates paid on deposits, both of which are discussed further in the “Lines of Business-Banking Segment” section below.

Noninterest Income

Noninterest income was $208.2 million for the third quarter of 2012 compared with $135.9 million for the third quarter of 2011, an increase of $72.3 million. Noninterest income was $526.7 million for the nine months ended September 30, 2012 compared with $328.8 million for the nine months ended September 30, 2011, an increase of $197.9 million. The increase for both periods was primarily due to increased mortgage loan origination volume, which increased 56% during the third quarter of 2012 and 62% during the nine months ended September 30, 2012 compared with the corresponding periods in 2011. The increased mortgage loan origination volume resulted primarily from increased productivity of PrimeLending’s mortgage bankers, which was aided by the continued favorable interest rate environment, during the nine months ended September 30, 2012 that has increased mortgage origination volume in the industry. In addition, the average net gain on sale per loan for the three and nine months ended September 30, 2012, increased compared to the corresponding periods in 2011. These factors led to higher combined net gains on the sale of mortgage loans and mortgage loan origination fees during the first nine months of 2012.

Noninterest Expense

The following table summarizes noninterest expense for the periods indicated below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2012	2011	2012 v. 2011	2012	2011	2012 v. 2011
Noninterest expense
Employees’ compensation and benefits	$134,046	$94,145	$39,901	$352,223	$238,903	$113,320
Occupancy and equipment, net	18,968	15,889	3,079	53,810	47,099	6,711
Professional services	11,246	8,333	2,913	30,452	20,971	9,481
Deposit insurance premium	835	837	(2)	2,738	3,927	(1,189)
Repossession and foreclosure, net of recoveries	670	5,829	(5,159)	8,270	8,441	(171)
Other	36,022	27,088	8,934	91,187	63,751	27,436

Total noninterest expense	$201,787	$152,121	$49,666	$538,680	$383,092	$155,588

Noninterest expense increased $49.7 million for the third quarter of 2012 and $155.6 million for the nine months ended September 30, 2012 compared with the corresponding periods in 2011. The largest components of the increase were employees’ compensation and benefits, other expenses and professional services.

Employees’ compensation and benefits increased $39.9 million for the third quarter of 2012 and $113.3 million for the nine months ended September 30, 2012 compared with the corresponding periods in 2011. The increase for both periods was primarily attributable to higher variable commission expense, which resulted from an increase in the volume of mortgage loan originations during the first nine months of 2012 compared with the first nine months of 2011 and, to a lesser extent, from an increase in the average commission rate paid to mortgage bankers. In addition, costs for salaries and employee benefits increased in the mortgage origination segment as a result of the hiring of additional staff.

Other expenses increased $8.9 million for the third quarter of 2012 and $27.4 million for the nine months ended September 30, 2012 compared with corresponding periods in 2011. The increase for both periods was primarily attributable to a higher number of loans originated in the mortgage origination segment with respect to which the customer chose to accept a higher interest rate on the loan in return for our payment of the customer’s closing costs, which we expensed as unreimbursed closing costs. Our unreimbursed closing costs for the first nine months of 2012 increased both as result of an increase in the volume of mortgage loans originated as well as an increase in the percentage of customers who chose this option, which percentage has increased as interest rates have reached historical lows.

Professional services increased $2.9 million for the third quarter of 2012 and $9.5 million for the nine months ended September 30, 2012 compared with the corresponding periods in 2011. The increase for both periods was primarily attributable to professional fees and appraisal and inspection fees attributable to the mortgage origination segment, as well as $1.5 million of professional fees related to the Merger discussed in Note 1.

Lines of Business

Banking Segment

The following table summarizes the results for the banking segment for the indicated periods (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2012	2011	2012 v. 2011	2012	2011	2012 v. 2011
Net interest income	$54,677	$45,053	$9,624	$152,995	$128,545	$24,450
Provision for loan losses	3,000	4,500	(1,500)	8,617	18,250	(9,633)
Noninterest income	8,328	4,699	3,629	26,129	21,080	5,049
Noninterest expense	33,091	33,890	(799)	100,401	89,297	11,104

Income before taxes	$26,914	$11,362	$15,552	$70,106	$42,078	$28,028

Income before taxes was $26.9 million for the third quarter of 2012, an increase of $15.6 million compared to the third quarter of 2011. For the nine months ended September 30, 2012, income before taxes was $70.1 million, an increase of $28.0 million compared with the nine months ended September 30, 2011. Income before taxes for both periods increased primarily due to an increase in net interest income and a decrease in the provision for loan losses. For the nine months ended September 30, 2012, those effects were partially offset by an increase in noninterest expense.

Net interest income increased $9.6 million for the third quarter of 2012 and $24.5 million for the nine months ended September 30, 2012 compared with the corresponding periods in 2011. The increase for both periods was due primarily to increased interest income on the loan portfolio, resulting from higher average loan volumes compared with the corresponding periods in 2011 and decreased interest expense resulting from lower market interest rates.

Provision for loan losses decreased by $1.5 million for the third quarter of 2012 and $9.6 million for the nine months ended September 30, 2012 compared with the corresponding periods in 2011. The decrease in the provision for loan losses for both periods was primarily due to lower levels of non-performing loans compared to the respective periods of 2011. The economic and financial environment for banking in Texas showed signs of improvement in the first nine months of 2012, as labor market recovery and rising asset values combined to raise consumer and business confidence.

Noninterest income increased $3.6 million for the third quarter of 2012 and $5.0 million for the nine months ended September 30, 2012 compared with the corresponding periods in 2011. The increase for both periods related to an increase in intercompany financing charges due to an increase in the amount of the lending commitment on the PrimeLending warehouse line of credit.

Noninterest expense decreased $0.8 million for the third quarter of 2012, but increased $11.1 million for the nine months ended September 30, 2012 compared with the corresponding periods in 2011. The decrease for the third quarter of 2012 was primarily due to a decrease in repossession and foreclosure expense. The increase for the nine months ended September 30, 2012 was primarily due to the increase in employees’ compensation and benefits.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands):

	Three Months Ended September 30, 2012 v. 2011			Nine Months Ended September 30, 2012 v. 2011
	Change Due To(1)			Change Due To(1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans	$8,537	$(617)	$7,920	$22,192	$(1,493)	$20,699
Investment securities(2)	(900)	(469)	(1,369)	(3,356)	(1,206)	(4,562)
Federal funds sold and securities purchased under agreements to resell	(2)	43	41	(268)	(169)	(437)
Interest-bearing deposits in other financial institutions	(74)	2	(72)	(209)	(20)	(229)
Other	236	(207)	29	350	(293)	57

Total interest income(2)	7,797	(1,248)	6,549	18,709	(3,181)	15,528

Interest expense
Deposits	(60)	(3,150)	(3,210)	31	(8,728)	(8,697)
Notes payable and other borrowings	467	(324)	143	605	(444)	161

Total interest expense	407	(3,474)	(3,067)	636	(9,172)	(8,536)

Net interest income(2)	$7,390	$2,226	$9,616	$18,073	$5,991	$24,064

(1)	Changes attributable to both volume and yield/rate are included in yield/rate.
(2)	Taxable equivalent.

Taxable equivalent net interest income increased $9.6 million for the third quarter of 2012 compared with the third quarter of 2011. Increases in the volume of interest-earning assets, primarily loans, increased taxable equivalent net interest income by $7.8 million, while increases in the volume of interest-bearing liabilities, primarily notes payable and other borrowings, reduced taxable equivalent net interest income by $0.4 million. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $1.2 million, primarily due to lower yields on the loan portfolio and the investment securities portfolio. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income by $3.5 million, primarily due to a decrease in market interest rates on deposits during the third quarter of 2012 compared with prevailing market rates during the third quarter of 2011.

Taxable equivalent net interest income increased $24.1 million for the nine months ended September 30, 2012 compared with the corresponding period in 2011. Increases in the volume of interest-earning assets, primarily loans, increased taxable equivalent net interest income by $18.7 million, while increases in the volume of interest-bearing liabilities reduced taxable equivalent net interest income by $0.6 million. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $3.2 million, primarily due to lower yields on the loan portfolio and the investment securities portfolio. Changes in rates paid on interest-bearing liabilities increased taxable equivalent net interest income by $9.2 million, primarily due to a decrease in market interest rates on deposits during the first nine months of 2012 compared with prevailing market rates during the first nine months of 2011.

The tables below provide additional details regarding the banking segment’s net interest income (dollars in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(1)	$3,999,992	$53,532	5.32%	$3,367,883	$45,612	5.37%
Investment securities—taxable	546,674	3,136	2.29%	611,134	4,758	3.11%
Investment securities—non-taxable(2)	210,311	3,229	6.14%	242,264	2,976	4.91%
Federal funds sold and securities purchased under agreements to resell	44,653	237	2.11%	45,159	196	1.72%
Interest-bearing deposits in other financial institutions	240,105	164	0.27%	349,786	236	0.27%
Other	37,098	172	1.85%	14,052	143	4.07%

Interest-earning assets, gross	5,078,833	60,470	4.74%	4,630,278	53,921	4.62%
Allowance for loan losses	(57,692)			(68,380)

Interest-earning assets, net	5,021,141			4,561,898
Noninterest-earning assets	511,101			487,125

Total assets	$5,532,242			$5,049,023

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,893,466	3,805	0.39%	$3,926,994	7,015	0.71%
Notes payable and other borrowings	700,404	421	0.24%	261,045	278	0.42%

Total interest-bearing liabilities(3)	4,593,870	4,226	0.37%	4,188,039	7,293	0.69%
Noninterest-bearing liabilities
Noninterest-bearing deposits	245,823			257,151
Other liabilities	65,366			51,168

Total liabilities	4,905,059			4,496,358
Shareholders’ equity	627,183			552,665

Total liabilities and shareholders’ equity	$5,532,242			$5,049,023

Net interest income(2)		$56,244			$46,628

Net interest spread(2)			4.37%			3.93%
Net interest margin(2)			4.41%			4.00%

(1)	Average loans include non-accrual loans.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $1.1 million and $1.0 million for the third quarter of 2012 and 2011, respectively.
(3)	Excludes the allocation of interest expense on PlainsCapital Corporation debt totaling $0.5 million and $0.6 million for the third quarter of 2012 and 2011, respectively.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross(1)	$3,802,445	$151,791	5.33%	$3,252,364	$131,092	5.39%
Investment securities—taxable	546,770	9,419	2.30%	692,225	13,924	2.68%
Investment securities—non-taxable(2)	228,194	9,696	5.67%	238,896	9,753	5.44%
Federal funds sold and securities purchased under agreements to resell	26,414	330	1.67%	40,571	767	2.53%
Interest-bearing deposits in other financial institutions	249,439	498	0.27%	349,926	727	0.28%
Other	25,752	486	2.52%	14,172	429	4.04%

Interest-earning assets, gross	4,879,014	172,220	4.72%	4,588,154	156,692	4.57%
Allowance for loan losses	(61,701)			(65,974)

Interest-earning assets, net	4,817,313			4,522,180
Noninterest-earning assets	499,237			476,491

Total assets	$5,316,550			$4,998,671

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$3,861,922	13,421	0.46%	$3,856,546	22,118	0.77%
Notes payable and other borrowings	539,890	1,098	0.27%	328,125	937	0.38%

Total interest-bearing liabilities(3)	4,401,812	14,519	0.44%	4,184,671	23,055	0.74%
Noninterest-bearing liabilities
Noninterest-bearing deposits	244,284			231,978
Other liabilities	62,437			40,557

Total liabilities	4,708,533			4,457,206
Shareholders’ equity	608,017			541,465

Total liabilities and shareholders’ equity	$5,316,550			$4,998,671

Net interest income(2)		$157,701			$133,637

Net interest spread(2)			4.28%			3.83%
Net interest margin(2)			4.32%			3.89%

(1)	Average loans include non-accrual loans.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $3.3 million each for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Excludes the allocation of interest expense on PlainsCapital Corporation debt totaling $1.4 million and $1.9 million for the nine months ended September 30, 2012 and 2011, respectively.

The banking segment’s net interest margin shown above exceeds our consolidated net interest margin. Our consolidated net interest margin includes the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the financial advisory segment, as well as the borrowing costs of PlainsCapital at the holding company level, both of which reduce our consolidated net interest margin. In addition, the banking segment’s interest earning assets include lines of credit extended to subsidiaries, the yields on which increase the banking segment’s net interest margin. Such yields and costs are eliminated from the consolidated financial statements.

Mortgage Origination Segment

The following table summarizes the results for the mortgage origination segment for the indicated periods (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2012	2011	2012 v. 2011	2012	2011	2012 v. 2011
Net interest income (expense)	$(10,331)	$(4,027)	$(6,304)	$(23,970)	$(11,197)	$(12,773)
Provision for loan losses	—	—	—	—	(12)	12
Noninterest income	180,625	108,279	72,346	437,828	249,069	188,759
Noninterest expense	142,289	92,467	49,822	356,629	221,506	135,123

Income before taxes	$28,005	$11,785	$16,220	$57,229	$16,378	$40,851

Mortgage loan origination volumes are shown in the following table (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2012	2011	2012 v. 2011	2012	2011	2012 v. 2011
Mortgage loan origination volume	$3,884,761	$2,490,363	$1,394,398	$9,761,360	$6,008,678	$3,752,682

PrimeLending continued to open mortgage banking offices on an opportunistic basis during the first nine months of 2011. Since the third quarter of 2011 the number of PrimeLending’s mortgage banking offices and mortgage loan originators has not materially changed. As a result, increases in the company’s mortgage loan originations and market share during the first nine months of 2012 compared to the first nine months of 2011 can be primarily attributed to increased mortgage banker productivity. Contributing to this increased productivity was the continued favorable interest rate environment during the first nine months of 2012, which has increased mortgage origination volume in the industry. We expect our rate of mortgage loan origination growth to moderate throughout the remainder of 2012, and to continue to be primarily generated by our existing mortgage bankers.

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. We typically experience increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. A decrease in interest rates tends to result in increased refinancings. During the third quarter of 2012, home purchases and refinancings by dollar volume were 57% and 43%, respectively, of total mortgage loan origination volume. For the nine months ended September 30, 2012, home purchases and refinancings by dollar volume were 59% and 41%, respectively, of total mortgage loan origination volume. PrimeLending’s home purchase volume as a percentage of its total volume is greater than the national market average, primarily as a result of PrimeLending’s focus on builder and realtor relationships.

Income before taxes was $28.0 million for the third quarter of 2012 and $57.2 million for the nine months ended September 30, 2012, an increase of $16.2 million and $40.8 million, respectively, compared with the corresponding periods in 2011. The increases were due primarily to increases in noninterest income, partially offset by increases in noninterest expense. Employees’ compensation and benefits and other expenses accounted for the majority of the increase in noninterest expense.

Noninterest income increased $72.3 million for the third quarter of 2012 and $188.8 million for the nine months ended September 30, 2012 compared with the corresponding periods in 2011. The increase for both periods in noninterest income, which is comprised of net gains on the sale of loans and mortgage origination fees, was primarily due to higher volumes of mortgage loan originations. Mortgage loan origination volume increased $1.4 billion, or 56%, for the third quarter of 2012 and $3.8 billion, or 62%, for the nine months ended September 30, 2012, compared with the corresponding periods in 2011. In addition, the average net gain on sale per loan was greater for the three and nine months ended September 30, 2012. As a result of recent mortgage interest rates reaching historic lows and increased customer demand for mortgage origination services, PrimeLending has been able to increase the average sales margin on its mortgage loans, while remaining competitive with other mortgage lenders. In addition, PrimeLending also improved its sales margin by selling a larger volume of loans directly to the secondary market rather than through correspondent channels in 2012 compared to 2011.

Employees’ compensation and benefits increased $34.5 million for the third quarter of 2012 and $96.0 million for the nine months ended September 30, 2012 compared with the corresponding periods in 2011. These increases were primarily attributable to an increase in the volume of mortgage loan originations during the first nine months of 2012 compared with the first nine months of 2011, which resulted in higher variable commission expense. The higher commission expense was also partially due to an increase in the average commission rate paid to mortgage bankers. In addition, costs for salaries and employee benefits increased as a result of the hiring of additional staff. Staffing levels were increased primarily to support the greater loan origination volume and address growing compliance and information technology needs.

Other expenses increased $9.4 million for the third quarter of 2012 and $25.9 million for the nine months ended September 30, 2012 compared with the corresponding periods in 2011. The increase for both periods was primarily attributable to a higher number of loans originated in the mortgage origination segment where the customer chose to accept a higher interest rate on the loan in return for our payment of the customer’s closing costs, which we expensed as unreimbursed closing costs. Our unreimbursed closing costs for the first nine months of 2012 increased both as result of an increase in the volume of mortgage loans originated as well as an increase in the percentage of customers who chose this option, which percentage has increased as interest rates have reached historical lows.

In addition, expenses resulting from additions to the mortgage origination segment’s indemnification liability increased during the first nine months of 2012. The mortgage origination segment may be responsible for errors or omissions relating to its representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. If determined to be at fault, the mortgage origination segment either repurchases the loans from the investors or reimburses the investors’ losses (a “make-whole” payment). The mortgage origination segment has established an indemnification liability for such probable losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. Provisions for indemnification losses were $6.1 million and $13.3 million for the three and nine months ended September 30, 2012, respectively. Approximately $5.0 million and $10.5 million of the provisions for the three and nine months ended September 30, 2012, respectively, were recorded to address an increase in investor claims over previous estimates related to mortgage loans originated by PrimeLending between 2005 and 2008. Historically, PrimeLending has experienced greater indemnification losses on loans originated between 2005 and 2008, both on individual loans and relative to total loans originated, when compared to loans originated subsequent to 2008. For the three and nine months ended September 30, 2011, provisions for indemnification losses were $0.6 million and $1.4 million, respectively. While we believe we have an appropriate liability for indemnification losses as of September 30, 2012, additional provisions may be necessary in the future.

Financial Advisory Segment

The following table summarizes the results for the financial advisory segment for the indicated periods (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Variance			Variance
	2012	2011	2012 v. 2011	2012	2011	2012 v. 2011
Net interest income	$2,895	$3,416	$(521)	$9,341	$9,204	$137
Provision for loan losses	(124)	—	(124)	(101)	—	(101)
Noninterest income	25,639	25,783	(144)	77,635	67,245	10,390
Noninterest expense	26,632	26,092	540	82,281	73,015	9,266

Income before taxes	$2,026	$3,107	$(1,081)	$4,796	$3,434	$1,362

Income before taxes decreased $1.1 million for the third quarter of 2012, but increased $1.4 million for the nine months ended September 30, 2012 compared with the corresponding periods in 2011. The decrease for the third quarter of 2012 was primarily due to the decrease in net interest income and the increase in noninterest expense. The increase for the nine months ended September 30, 2012 was due primarily to the increase in noninterest income, which was almost entirely offset by the increase in noninterest expense.

The majority of noninterest income is generated from fees and commissions earned from investment advisory and securities brokerage activities, which decreased $0.1 million for the third quarter of 2012, but increased $10.4 million for the nine months ended September 30, 2012 compared with the corresponding periods in 2011. The increase was attributable to increased activity in the public finance market during the first nine months of 2012 that resulted in higher public finance advisory revenues.

Noninterest expense increased $0.5 million for the third quarter of 2012 and $9.3 million for the nine months ended September 30, 2012 compared with the corresponding periods in 2011. Employees’ compensation and benefits accounted for the majority of the increase in noninterest expense for the first nine months of 2012 primarily due to increases in compensation costs that vary with noninterest income, which increased for the period.

54.1

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2012 and as compared to December 31, 2011.

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

	September 30,	December 31,
	2012	2011
Trading securities, at fair value	$45,156	$58,957

Securities available for sale, at fair value
U.S. government agencies
Bonds	391,306	183,850
Mortgage-backed securities	36,811	36,270
Collateralized mortgage obligations	120,159	262,078
States and political subdivisions	67,405	74,344
Auction rate bonds	24,157	44,544

	639,838	601,086
Securities held to maturity, at amortized cost
U.S. government agencies
Mortgage-backed securities	5,209	6,639
Collateralized mortgage obligations	10,915	15,974
States and political subdivisions	101,347	111,924
Auction rate bonds	—	45,173

	117,471	179,710

Total securities portfolio	$802,465	$839,753

We had a net unrealized gain of $11.9 million related to the available for sale investment portfolio at September 30, 2012. We had a net unrealized gain of $6.8 million related to the available for sale investment portfolio at December 31, 2011, net of an unrealized loss of $2.0 million related to auction rate securities upon which the credit-related portion of OTTI has been recognized in earnings.

The market value of held to maturity securities at September 30, 2012 was $9.5 million above book value. At December 31, 2011, the market value of held to maturity securities was $9.0 million above book value.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below and classified by type (in thousands):

	September 30,	December 31,
	2012	2011
Commercial and industrial
Commercial	$1,485,353	$1,473,564
Lease financing	27,185	32,604
Securities (including margin loans)	264,050	319,895
Real estate	1,183,969	1,221,726
Construction and land development	271,524	273,949
Consumer	27,664	29,429

Loans, gross	3,259,745	3,351,167
Allowance for loan losses	(59,453)	(67,495)

Loans, net	$3,200,292	$3,283,672

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s total loans, net of the allowance for loan losses, were $4.2 billion and $3.7 billion as of September 30, 2012 and December 31, 2011, respectively. The banking segment’s loan portfolio includes warehouse lines of credit extended to PrimeLending and First Southwest. Advances under these lines of credit were $1.2 billion and $0.7 billion at September 30, 2012 and December 31, 2011, respectively, and are eliminated from net loans on our consolidated balance sheet.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At September 30, 2012, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate loan portfolio. The areas of concentration within our real estate portfolio were construction and land development loans and non-construction commercial real estate loans. At September 30, 2012, construction and land development loans were 8% of total loans, while non-construction commercial real estate loans were 27% of total loans. The banking segment’s loan concentrations were within regulatory guidelines as of September 30, 2012.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $1.3 billion and $775.3 million as of September 30, 2012 and December 31, 2011, respectively.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are shown in the following table (in thousands):

	September 30, 2012	December 31, 2011
Loans held for sale
Unpaid principal balance	$1,291,569	$752,796
Fair value adjustment	43,329	22,515

	$1,334,898	$775,311

Pipeline loans
Unpaid principal balance	$1,418,494	$687,890
Fair value adjustment	39,245	10,096

	$1,457,739	$697,986

The fair value adjustment made to the unpaid principal balance of pipeline loans shown in the previous table reflects assumptions regarding projected loan closing rates.

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. The financial advisory segment’s total loans, net of the allowance for loan losses, were $260.1 million and $317.0 million as of September 30, 2012 and December 31, 2011, respectively. The decrease was primarily attributable to decreased borrowings in margin accounts held by First Southwest customers and correspondents.

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

Homogeneous loans, such as pools of consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each pool of homogeneous loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. As of September 30, 2012, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing portfolio as of September 30, 2012, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $3.4 million for the third quarter of 2012 and $4.8 million for the third quarter of 2011. For the nine months ended September 30, 2012 and 2011, net charge-offs were $16.6 million and $15.4 million, respectively. Our allowance for loan losses totaled $59.5 million at September 30, 2012 and $67.5 million at December 31, 2011. The ratio of the allowance for loan losses to total loans held for investment at September 30, 2012 and December 31, 2011 was 1.82% and 2.01%, respectively, reflecting lower levels of non-performing loans.

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

The provision for loan losses, primarily in the banking segment, was $8.5 million for the nine months ended September 30, 2012, a decrease of $9.7 million compared with the nine months ended September 30, 2011. The decrease was primarily a result of a decrease in non-performing loans during the first nine months of 2012 compared with the first nine months of 2011 due to improving economic conditions in Texas.

The following table presents the activity in our allowance for loan losses for the dates indicated (dollars in thousands). Substantially all of the activity shown below occurred within the banking segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$60,010	$68,308	$67,495	$65,169
Provisions charged to operating expenses	2,876	4,500	8,516	18,238
Recoveries of loans previously charged off
Commercial and industrial	328	332	1,099	733
Real estate	9	91	355	263
Construction and land development	19	33	162	197
Consumer	8	(4)	29	57

Total recoveries	364	452	1,645	1,250

Loans charged off
Commercial and industrial	2,354	1,940	9,993	9,670
Real estate	1,412	538	3,433	1,313
Construction and land development	23	2,703	4,738	5,515
Consumer	8	63	39	143

Total charge-offs	3,797	5,244	18,203	16,641

Net charge-offs	(3,433)	(4,792)	(16,558)	(15,391)

Balance at end of period	$59,453	$68,016	$59,453	$68,016

Net charge-offs to average loans outstanding	0.42%	0.61%	0.67%	0.67%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, are presented in the table below (dollars in thousands).

	September 30,		December 31,
	2012		2011
		% of		% of
		Gross		Gross
	Reserve	Loans	Reserve	Loans
Commercial and industrial	$36,430	54.50%	$38,196	54.49%
Real estate (including construction and land development)	22,839	44.65%	28,971	44.63%
Consumer	184	0.85%	328	0.88%

Total	$59,453	100.00%	$67,495	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. As of September 30, 2012, we had 6 credit relationships totaling $11.6 million of potential problem loans. At December 31, 2011, we had 7 credit relationships totaling $5.3 million of potential problem loans. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months.

Non-Performing Assets

The following table presents our components of non-performing assets at the dates indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2012	2011	2011
Loans accounted for on a non-accrual basis
Commercial and industrial	$22,561	$16,690	$8,361
Lease financing	791	1,561	1,835
Real estate	19,939	31,223	16,379
Construction and land development	18,600	25,841	32,197
Consumer	—	—	201

	$61,891	$75,315	$58,973

Non-performing loans as a percentage of total loans	1.35%	1.82%	1.53%

Other Real Estate Owned	$26,314	$30,254	$37,411

Other repossessed assets	$631	$1,165	$2,400

Non-performing assets	$88,836	$106,734	$98,784

Non-performing assets as a percentage of total assets	1.40%	1.87%	1.73%

Loans past due 90 days or more and still accruing	$15	$—	$—

Troubled debt restructurings included in accruing loans	$3,142	$9,388	$15,918

At September 30, 2012, total non-performing assets decreased $17.9 million to $88.8 million compared with $106.7 million at December 31, 2011, primarily due to a decrease in non-accrual loans and Other Real Estate Owned. Non-accrual loans were $61.9 million at September 30, 2012 and $75.3 million at December 31, 2011. The decrease in the level of non-accrual loans reflects charge-offs of non-accrual loans. The commercial and industrial loans included four loan relationships in a variety of industries with an aggregate balance of approximately $20.9 million that are secured by equipment and accounts receivable and inventory.

Non-accrual loans also included $19.9 million characterized as real estate loans at September 30, 2012, including seven commercial real estate loan relationships totaling approximately $16.4 million that are secured by occupied single family residential property, occupied industrial property, office and retail space, ranch land and a hotel.

Non-accrual loans at September 30, 2012 also included $18.6 million characterized as construction and land development loans. Three loan relationships account for approximately $17.0 million of the non-performing construction and land development loans. Collateral securing the loans includes residential land developments and unimproved land.

At September 30, 2012, troubled debt restructurings totaled $25.3 million, of which $3.1 million were included in accruing loans and $22.2 million were reported in non-accrual loans.

Other Real Estate Owned decreased $4.0 million to $26.3 million at September 30, 2012 compared with $30.3 million at December 31, 2011. The decrease was primarily due to valuation adjustments to foreclosed properties from two loan relationships. At September 30, 2012, Other Real Estate Owned included a single parcel of unimproved land with a fair value, less cost to sell, of $15.3 million.

Additional interest income that would have been recorded if the non-accrual loans had been current and performing during the nine months ended September 30, 2012 totaled $1.4 million and $1.8 million for the nine months ended September 30, 2011.

Borrowings

Our borrowings as of September 30, 2012 and December 31, 2011 are shown in the table below (in thousands):

	September 30,	December 31,	Variance
	2012	2011	2012 v. 2011
Short-term borrowings	898,344	$476,439	$421,905
Notes payable	45,620	54,966	(9,346)
Junior subordinated debentures	67,012	67,012	—
Capital lease obligations	11,775	12,121	(346)

	$1,022,751	$610,538	$412,213

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB and short-term bank loans. The $412.2 million increase in short-term borrowings at September 30, 2012 compared with December 31, 2011 was due to increases in borrowings of $300.0 million at the FHLB resulting from decreases in deposits, higher levels of loans held for sale resulting from an increased volume of mortgage loan originations and favorable pricing at the FHLB compared to other funding sources.

Notes payable is comprised of borrowings under term notes and a revolving line of credit with JPMorgan Chase and nonrecourse notes owed by First Southwest. The agreements underlying the JPMorgan Chase debt include certain restrictive covenants, including limitations on the ability to incur additional debt, limitations on the disposition of assets and requirements to maintain various financial ratios, including a non-performing asset ratio, at acceptable levels. As of September 30, 2012, the Bank’s non-performing asset ratio was in compliance with the non-performing asset ratio covenant. As of September 30, 2012, we had two revolving lines of credit with JPMorgan Chase, one of which had an outstanding principal balance of $5.0 million and was fully advanced, and the second of which was available to PrimeLending, had availability of $1.0 million and had not been drawn against.

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

At September 30, 2012, $114.1 million of our Series C Preferred Stock was outstanding under the SBLF. The Series C Preferred Stock has an aggregate liquidation preference of approximately $114.1 million and qualifies as Tier 1 Capital for regulatory purposes.

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

The dividend rate on the Series C Preferred stock was 2.626% for the three months ended September 30, 2012. The dividend rate is 2.730% for the period from October 1, 2012 to December 31, 2012 as a result of a slight decrease in the level of QSBL at June 30, 2012 compared to the Baseline. Subject to the approval of Treasury, we expect the dividend rate for the period from January 1, 2013 to March 31, 2013 to be 2.468%

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

At September 30, 2012, we exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 14.58%, Tier 1 capital to risk weighted assets ratio of 13.14% and a Tier 1 capital to average assets, or leverage, ratio of 10.43%. At September 30, 2012, the Bank was also considered to be “well-capitalized.” We discuss regulatory capital requirements in more detail in Note 11 to our unaudited consolidated interim financial statements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $375.0 million at September 30, 2012, a decrease of $102.6 million from $477.6 million at September 30, 2011. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash used in operations during the first nine months of 2012 was $471.8 million, an increase in cash used of $291.2 million compared with the first nine months of 2011. Cash used by operations increased primarily due to an increase in the net cash used in our mortgage origination segment’s operation to originate loans.

We use cash primarily to originate loans and purchase securities for our investment portfolio. During the first nine months of 2012, the amount of cash used by lending activities decreased by $88.6 million compared with the first nine months of 2011. Cash provided in our investment activities included net proceeds from sales of securities in our investment portfolio during the first nine months of 2012, which were $20.7 million compared to net purchases of $36.5 million during the first nine months of 2011. We sold approximately $63.2 million and $228.5 million of available for sale securities during the first nine months of 2012 and 2011, respectively.

Cash provided by financing activities during the first nine months of 2012 was $484.5 million, an increase in cash provided of $196.6 million compared with the first nine months of 2011. The increase in cash provided was due primarily to a net increase in short-term borrowings during the first nine months of 2012 compared with the first nine months of 2011. This was partially offset by a net decrease in deposits during the first nine months of 2012.

We had deposits of $4.3 billion at September 30, 2012, an increase of $79.9 million compared with December 31, 2011. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Within the deposits portfolio, brokered time deposits, brokered money market deposits, demand deposits and savings increased by $235.4 million, $40.3 million, $17.5 million and $16.2 million, respectively. This was partially offset by a decrease in time deposits over $100,000 and noninterest-bearing demand deposits, which decreased $126.4 million and $88.6 million, respectively. The increase in brokered time deposits was primarily the result of favorable pricing in the brokered deposit market compared to other deposit funding sources.

Our 15 largest depositors, excluding our indirect wholly owned subsidiary, First Southwest, accounted for approximately 19% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 12% of our total deposits at September 30, 2012. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.6 billion maintained with the Bank. At September 30, 2012, PrimeLending had outstanding borrowings of $1.2 billion against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released, although it may retain servicing in limited circumstances. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unrelated commercial bank of up to $1.0 million. At September 30, 2012, PrimeLending had no borrowings under this line of credit.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with unrelated commercial banks of up to $215.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At September 30, 2012, FSC had borrowed approximately $109.1 million under these credit arrangements.

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

The Bank had in the aggregate outstanding unused commitments to extend credit of $1.0 billion at September 30, 2012. The Bank had outstanding standby letters of credit of $45.9 million at September 30, 2012.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on September 30, 2012 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

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

	September 30, 2012
	3 Months or Less	> 3 Months to 1 Year	> 1 Year to 3 Years	> 3 Years to 5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$3,044,706	$407,045	$383,512	$122,860	$253,484	$4,211,607
Securities	51,547	53,660	58,580	19,044	574,478	757,309
Federal funds sold and securities purchased under agreements to resell	19,748	11,829	—	—	—	31,577
Other interest sensitive assets	280,198	—	—	—	—	280,198

Total interest sensitive assets	3,396,199	472,534	442,092	141,904	827,962	5,280,691

Interest sensitive liabilities:
Interest bearing checking	$1,543,322	$—	$—	$—	$—	$1,543,322
Savings	187,313	—	—	—	—	187,313
Time deposits	868,837	360,814	40,652	15,562	58,446	1,344,311
Notes payable & other borrowings	741,293	712	2,026	1,087	7,719	752,837

Total interest sensitive liabilities	3,340,765	361,526	42,678	16,649	66,165	3,827,783

Interest sensitivity gap	$55,434	$111,008	$399,414	$125,255	$761,797	$1,452,908

Cumulative interest sensitivity gap	$55,434	$166,442	$565,856	$691,111	$1,452,908

Percentage of cumulative gap to total interest sensitive assets	1.05%	3.15%	10.72%	13.09%	27.51%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on market value of portfolio equity for the banking segment as of September 30, 2012 (dollars in thousands):

September 30, 2012
Change in Interest Rates (basis points)	Changes in Net Interest Income		Changes in Market Value of Equity
	Amount	Percent	Amount	Percent
+300	$(14,699)	-6.71%	$61,261	9.77%
+200	$(13,645)	-6.23%	$48,574	7.75%
+100	$(10,268)	-4.68%	$33,423	5.33%
-50	$3,238	1.48%	$(37,543)	-5.99%

The projected changes in net interest income and market value of equity to changes in interest rates at September 30, 2012 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2012, we issued 95,145 shares of Original Common Stock upon the exercise of outstanding stock options issued to employees at exercise prices ranging from $5.72 to $12.15 per share. These options were awarded pursuant to the exemption from compliance with the registration requirements of the Securities Act provided by Rule 701 promulgated thereunder. The issuance of shares of our Original Common Stock pursuant to the exercise of such options was therefore also exempt from registration under the Securities Act pursuant to Rule 701.

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

PLAINSCAPITAL CORPORATION

Date: November 2, 2012	By:	/S/ JOHN A. MARTIN
Name: John A. Martin
Title: Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

Date: November 2, 2012	By:	/S/ JEFF ISOM
Name: Jeff Isom
Title: Executive Vice President of Finance and Accounting (Principal accounting officer)

Exhibit Index

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

2.1	–	Agreement and Plan of Merger, dated May 8, 2012, by and among Hilltop Holdings Inc., Meadow Corporation and PlainsCapital Corporation.		8-K	000-53629	2.1	05/09/12

3.1	–	Third Amended and Restated Certificate of Formation of PlainsCapital Corporation, as amended.		10-Q	000-53629	3.1	08/04/11

3.2	–	Certificate of Designation of Non-Cumulative Perpetual Preferred Stock, Series C.		8-K	000-53629	3.1	09/28/11

3.3	–	Amended and Restated Bylaws of PlainsCapital Corporation.		8-K	000-53629	3.1	08/31/09

4.1	–	Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.2	04/17/09

4.2	–	First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.3	04/17/09

4.3	–	Indenture, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association.		10	000-53629	4.4	04/17/09

4.4	–	First Supplemental Indenture, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.5	04/17/09

4.5	–	Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of August 7, 2006, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.6	04/17/09

4.6	–	Guarantee Agreement, dated as of July 31, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and State Street Bank and Trust Company of Connecticut, National Association, as trustee.		10	000-53629	4.7	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

4.7	–	First Amendment to Guarantee Agreement, dated as of August 7, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.8	04/17/09

4.8	–	Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.9	04/17/09

4.9	–	Indenture, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.10	04/17/09

4.10	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of March 26, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.11	04/17/09

4.11	–	Guarantee Agreement, dated as of March 26, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.12	04/17/09

4.12	–	Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, PlainsCapital Corporation (f/k/a Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators.		10	000-53629	4.13	04/17/09

4.13	–	Indenture, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association.		10	000-53629	4.14	04/17/09

4.14	–	Floating Rate Junior Subordinated Deferrable Interest Debenture of PlainsCapital Corporation (f/k/a Plains Capital Corporation), dated as of September 17, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association.		10	000-53629	4.15	04/17/09

4.15	–	Guarantee Agreement, dated as of September 17, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and U.S. Bank National Association, as trustee.		10	000-53629	4.16	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

4.16	–	Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, and Alan B. White, DeWayne Pierce, and Jeff Isom, as Administrative Trustees.		10	000-53629	4.17	04/17/09

4.17	–	Junior Subordinated Indenture, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.18	04/17/09

4.18	–	PlainsCapital Corporation (f/k/a Plains Capital Corporation) Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by PlainsCapital Corporation in favor of Wells Fargo Bank, N.A., as trustee of the PCC Statutory Trust IV.		10	000-53629	4.19	04/17/09

4.19	–	Guarantee Agreement, dated as of February 22, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Wells Fargo Bank, N.A.		10	000-53629	4.20	04/17/09

4.20	–	Registration Rights Agreement, dated as of December 31, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg, as Stockholders’ Representative.		10/A	000-53629	4.21	06/26/09

4.21	–	Form of Stock Certificate for Non-Cumulative Perpetual Preferred Stock, Series C.		8-K	000-53629	4.1	09/28/11

10.1	–	Agreement and Plan of Merger, dated as of November 7, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.1	04/17/09

10.2	–	First Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.2	04/17/09

10.3	–	Second Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10	000-53629	10.3	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.4*	–	Amended and Restated Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.4	04/17/09

10.5*	–	First Amendment to Amended and Restated Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Alan White.		10	000-53629	10.5	04/17/09

10.6*	–	Employment Agreement, effective as of December 31, 2008, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.6	04/17/09

10.7*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Hill A. Feinberg.		10	000-53629	10.7	04/17/09

10.8*		Waiver of Executive’s 2011 Bonus, dated as of March 7, 2012, by Hill A. Feinberg in favor of First Southwest Holdings, LLC.		10-Q	000-53629	10.8	05/09/12

10.9*	–	Employment Agreement, dated as of January 1, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.8	04/17/09

10.10*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Jerry L. Schaffner.		10	000-53629	10.9	04/17/09

10.11*	–	Employment Agreement, dated as of January 1, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.1	11/16/10

10.12*	–	First Amendment to Employment Agreement, dated as of March 2, 2009, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.2	11/16/10

10.13*	–	Second Amendment to Employment Agreement, dated as of November 15, 2010, between James R. Huffines and PlainsCapital Corporation.		8-K	000-53629	10.3	11/16/10

10.14*	–	Employment Agreement, dated as of November 15, 2010, between John A. Martin and PlainsCapital Corporation.		8-K	000-53629	10.4	11/16/10

10.15*		Employment Agreement, dated as of April 1, 2010, between Todd Salmans and PlainsCapital Corporation.		10-K	000-53629	10.21	03/22/11

10.16*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 1998 (the “1998 Incentive Stock Option Plan”).		10	000-53629	10.13	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.17*	–	Plains Capital Corporation Incentive Stock Option Plan, dated April 18, 2001 (the “2001 Incentive Stock Option Plan”).		10	000-53629	10.14	04/17/09

10.18*	–	Plains Capital Corporation Incentive Stock Option Plan, dated March 25, 2003 (the “2003 Incentive Stock Option Plan”).		10	000-53629	10.15	04/17/09

10.19*	–	Plains Capital Corporation 2005 Incentive Stock Option Plan, dated April 20, 2005 (the “2005 Incentive Stock Option Plan”).		10	000-53629	10.16	04/17/09

10.20*	–	Amended and Restated Plains Capital Corporation 2007 Nonqualified and Incentive Stock Option Plan, dated December 31, 2008 (the “2007 Stock Option Plan”).		10	000-53629	10.17	04/17/09

10.21*	–	PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	08/31/09

10.22*		First Amendment to PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.1	11/10/11

10.23*	–	PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.2	03/23/10

10.24*	–	PNB Financial Bank Supplemental Executive Pension Plan, effective as of January 1, 2008.		10	000-53629	10.18	04/17/09

10.25*	–	First Amendment to PlainsCapital Bank Supplemental Executive Pension Plan, effective as of March 19, 2009.		10	000-53629	10.19	04/17/09

10.26*	–	Second Amendment to PlainsCapital Bank Supplemental Executive Pension Plan, date May 8, 2012.		8-K	000-53629	10.1	05/09/12

10.27*	–	Plains Capital Corporation Employee Stock Ownership Plan, effective January 1, 2004 and as amended and restated as of January 1, 2006.		10	000-53629	10.20	04/17/09

10.28*	–	First Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, effective as of January 1, 2007.		10	000-53629	10.21	04/17/09

10.29*	–	Second Amendment to Plains Capital Corporation Employees’ Stock Ownership Plan, dated as of December 1, 2008.		10	000-53629	10.22	04/17/09

10.30*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Messrs. Huffines, Schaffner and White on December 17, 2008.		10	000-53629	10.23	04/17/09

10.31*	–	Form of Restricted Stock Award Agreement for restricted stock awards issued to Mr. Feinberg, effective as of December 31, 2008.		10	000-53629	10.24	04/17/09

10.32*	–	Form of Stock Option Agreement under the 1998 Incentive Stock Option Plan.		10	000-53629	10.26	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.33*	–	Form of Stock Option Agreement under the 2001 Incentive Stock Option Plan.		10	000-53629	10.27	04/17/09

10.34*	–	Form of Stock Option Agreement under the 2003 Incentive Stock Option Plan.		10	000-53629	10.28	04/17/09

10.35*	–	Form of Stock Option Agreement under the 2005 Incentive Stock Option Plan.		10	000-53629	10.29	04/17/09

10.36*	–	Form of Stock Option Agreement under the 2007 Stock Option Plan.		10	000-53629	10.30	04/17/09

10.37*		Form of Incentive Stock Option Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.2	11/10/11

10.38*		Form of Nonqualified Stock Option Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.3	11/10/11

10.39*		Form of Restricted Stock Award Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.4	11/10/11

10.40*		Form of Restricted Stock Unit Award Agreement under the PlainsCapital Corporation 2009 Long-Term Incentive Plan.		8-K	000-53629	10.5	11/10/11

10.41*	–	Form of Restricted Stock Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.3	03/23/10

10.42*	–	Form of Restricted Stock Unit Award Agreement under the PlainsCapital Corporation 2010 Long-Term Incentive Plan.		8-K	000-53629	10.4	03/23/10

10.43	–	Amended and Restated Subordinate Credit Agreement, dated as of December 19, 2007, between JP Morgan Chase Bank, N.A. and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.31	04/17/09

10.44	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.32	10/21/09

10.45	–	Third Amended and Restated Subordinate Promissory Note, dated as of June 19, 2009, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) in favor of JPMorgan Chase Bank, NA.		10-Q	000-53629	10.33	10/21/09

10.46	–	Amended and Restated Loan Agreement, dated as of October 1, 2001, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.33	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.47	–	First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2002, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.34	04/17/09

10.48	–	Second Amendment to Amended and Restated Loan Agreement, dated as of August 1, 2003, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.35	04/17/09

10.49	–	Third Amendment to Amended and Restated Loan Agreement, dated as of June 1, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.36	04/17/09

10.50	–	Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 21, 2005, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.37	04/17/09

10.51	–	Fifth Amendment to Amended and Restated Loan Agreement, dated as of October 16, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.38	04/17/09

10.52	–	Sixth Amendment to Amended and Restated Loan Agreement, dated as of December 19, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10	000-53629	10.39	04/17/09

10.53	–	Seventh Amendment to Amended and Restated Loan Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.41	10/21/09

10.54	–	Eighth Amendment to Amended and Restated Loan Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	04/29/10

10.55	–	Ninth Amendment to Amended and Restated Loan Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/05/10

10.56	–	Tenth Amendment to Amended and Restated Loan Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.1	01/25/11

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.57	–	Eleventh Amendment to Amended and Restated Loan Agreement, dated as of July 26, 2011, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/01/11

10.58	–	Twelfth Amendment to Amended and Restated Loan Agreement, dated as of July 30, 2012, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.1	08/03/12

10.59	–	Commercial Pledge and Security Agreement, dated as of November 1, 2000, by PlainsCapital Corporation (f/k/a Plains Capital Corporation) for the benefit of JPMorgan Chase Bank, NA (f/k/a Bank One, Texas N.A.).		10	000-53629	10.40	04/17/09

10.60	–	Seventh Amended and Restated Promissory Note, dated as of July 30, 2012, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	08/03/12

10.61	–	Loan Agreement, dated as of September 22, 2004, between JPMorgan Chase Bank, NA (f/k/a Bank One, NA) and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10	000-53629	10.42	04/17/09

10.62	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between JPMorgan Chase Bank, NA and PlainsCapital Corporation (f/k/a Plains Capital Corporation).		10-Q	000-53629	10.45	10/21/09

10.63	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.6	08/05/10

10.64	–	Renewal, Extension and Modification Agreement, dated as of July 26, 2011, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.5	08/01/11

10.65	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2012, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.5	08/03/12

10.66	–	Fourth Amended and Restated Promissory Note, dated as of July 30, 2012, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.6	08/03/12

10.67	–	Loan Agreement, dated as of October 27, 2004, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA (f/k/a Bank One, NA).		10	000-53629	10.44	04/17/09

10.68	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.48	10/21/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.69	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.8	08/05/10

10.70	–	Fourth Amended and Restated Promissory Note, dated as of July 30, 2010, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.9	08/05/10

10.71	–	Credit Agreement, dated as of October 13, 2006, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, N.A.		10	000-53629	10.47	04/17/09

10.72	–	Renewal, Extension and Modification Agreement, dated as of June 19, 2009, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and JPMorgan Chase Bank, NA.		10-Q	000-53629	10.51	10/21/09

10.73	–	Modification Agreement, dated as of April 23, 2010, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.2	04/29/10

10.74	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2010, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.3	08/05/10

10.75	–	Modification Agreement, dated as of January 10, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.2	01/25/11

10.76	–	Renewal, Extension and Modification Agreement, dated as of July 26, 2011, between PlainsCapital Corporation and JPMorgan Chase Bank, NA.		8-K	000-53629	10.3	08/01/11

10.77	–	Renewal, Extension and Modification Agreement, dated as of July 30, 2012, between JPMorgan Chase Bank, NA and PlainsCapital Corporation.		8-K	000-53629	10.3	08/03/12

10.78	–	Fifth Amended and Restated Promissory Note, dated as of July 30, 2012, by PlainsCapital Corporation in favor of JPMorgan Chase Bank, NA.		8-K	000-53629	10.4	08/03/12

10.79	–	Office Lease, dated as of February 7, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.49	04/17/09

				Incorporated by Reference
Exhibit No.		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.80	–	First Amendment to Office Lease, dated as of April 3, 2007, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and Block L Land, L.P.		10	000-53629	10.50	04/17/09

10.81	–	Second Amendment to Office Lease, dated as of November 14, 2008, between PlainsCapital Corporation (f/k/a Plains Capital Corporation) and H/H Victory Holdings, L.P.		10	000-53629	10.51	04/17/09

10.82	–	Securities Purchase Agreement, dated as of September 27, 2011, between PlainsCapital Corporation and the Secretary of the Treasury.		8-K	000-53629	10.1	09/28/11

10.83	–	Repurchase Letter, dated as of September 27, 2011, between PlainsCapital Corporation and the United Stated Department of the Treasury.		8-K	000-53629	10.2	09/28/11

10.84	–	Third Amendment to Agreement and Plan of Merger, dated as of December 8, 2008, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		10-Q	000-53629	10.80	05/09/12

10.85	–	Fourth Amendment to Agreement and Plan of Merger, dated as of May 8, 2012, by and among PlainsCapital Corporation (f/k/a Plains Capital Corporation), PlainsCapital Bank, FSWH Acquisition LLC, First Southwest Holdings, Inc., and Hill A. Feinberg, as Stockholders’ Representative.		8-K	000-53629	2.2	05/09/12

31.1	–	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	–	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**		XBRL Instance Document.	X

101.SCH**		XBRL Taxonomy Extension Schema Document.	X

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.